Form 10-K
period 2017-12-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2018-02-23
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Do not check if small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017) was $1,010,192,369. As of February 15, 2018 there were outstanding 79,375,669 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders to be held in 2018 are incorporated by reference into Part III.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict,” or similar terms.  Although the forward-looking statements made in this document are based on our good-faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; the cost and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a real estate investment trust (“REIT”); and other factors discussed elsewhere in this document and our other filings with the Securities and Exchange Commission (the “SEC”).  Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.
PART I

Item 1. Business

The terms “Company,” “we,” “our,” or “us” refer to Ramco-Gershenson Properties Trust, Ramco-Gershenson Properties, L.P., and/or its subsidiaries, as the context may require.

General

Ramco-Gershenson Properties Trust is a premier, national publicly-traded shopping center real estate investment trust (REIT) based in Farmington Hills, Michigan. The Company’s primary business is the ownership and management of regional town centers and urban-infill properties in key growth sub-markets in the 40 largest metropolitan markets in the United States.  Our target submarkets are affluent communities where our centers can offer value, variety, convenience, entertainment, and an experience for the consumer.

As of December 31, 2017, our property portfolio consisted of 56 wholly-owned shopping centers comprised of approximately 13.5 million square feet.  We also have ownership interests of 7%, 20%, 30%, and 30% in four joint ventures. Our joint ventures are reported using the equity method of accounting.  We earn fees from certain of these joint ventures for managing, leasing and redeveloping the shopping centers they own.  In addition, we own various parcels of land available for development or for sale, the majority of which are adjacent to certain of our existing developed properties.

We conduct substantially all of our business through our operating partnership, Ramco-Gershenson Properties, L.P. (the “Operating Partnership” or “OP”), a Delaware limited partnership.  The Operating Partnership, either directly or indirectly through partnerships or limited liability companies, holds fee title to all owned properties.  As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.  As of December 31, 2017, we owned approximately 97.7% of the Operating Partnership.  The interests of the limited partners are reflected as noncontrolling interests in our financial statements and the limited partners are generally individuals or entities that contributed interests in certain assets or entities to the Operating Partnership in exchange for units of limited partnership interest (“OP Units”).  The holders of OP units are entitled to exchange them for our common shares on a 1:1 basis or for cash.  The form of payment is at our election.

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

Business Objectives, Strategies and Significant Transactions

Our business objective is to own and manage market dominant shopping centers that generate cash flow for distribution to our shareholders and that have the potential for capital appreciation.  To achieve this objective, we seek to acquire, develop, or redevelop shopping centers that meet our investment criteria.  We also seek to recycle capital through the sale of land or shopping centers that we deem to be fully valued or that no longer meet our investment criteria.  We use debt, equity and operating cash flow to finance our activities and focus on managing the amount, structure and terms of our debt to limit the risks inherent in debt financing.  From time to time, we enter into joint venture arrangements where we believe we can benefit by owning a partial interest in shopping centers and by earning fees for managing the centers for our partners.

We invest primarily in regional town centers and urban-infill properties that include national chain store tenants, market leading supermarket tenants, as well as a strong line-up of smaller national retailers to optimize the overall merchandise mix. Our centers also include entertainment components, including theaters, fitness centers and restaurants, which, in addition to supermarkets, are daily drivers of consumer traffic at our properties.  National chain anchor tenants in our centers include, among others, TJ Maxx/Marshalls, Bed Bath and Beyond, Dick's Sporting Goods, and Home Depot.  Supermarket anchor tenants in our centers include, among others, Publix Super Market, Whole Foods, Kroger, Aldi, and Sprouts.  Theater, fitness and restaurant tenants include, among others, Regal Cinema, LA Fitness, Starbucks, Panera, and Rusty Bucket. Our shopping centers are primarily located in metropolitan markets such as Metro Detroit, Southeast Florida, Greater Denver, Cincinnati, St. Louis, Jacksonville, Tampa/Lakeland, Milwaukee, Chicago, Atlanta, and Minneapolis - St. Paul.

We also own land which is available for development or sale.  At December 31, 2017, the three largest development sites, Hartland Towne Square, Lakeland Park Center and Parkway Shops, had phase one completed. We estimate that if we proceed with the development of the projects, up to approximately 510,000 square feet of gross leasable area ("GLA") could be developed, excluding various out parcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

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

During 2017, our consolidated properties reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF(2)	Tenant Improvements/SF(3)	Leasing Commissions/SF
Renewals	162	949,579	$16.12	$15.00	$0.66	$0.15
New Leases - Comparable	24	123,618	19.38	16.42	23.84	4.15
New Leases - Non-Comparable (4)	51	287,877	12.40	N/A	35.73	5.01
Total	237	1,361,074	$15.63	N/A	$10.18	$1.54

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

Investing Strategies and Significant Transactions

Our investing objective is to generate an attractive risk-adjusted return on capital invested in acquisitions, developments, and redevelopments.  In addition, we seek to sell land or shopping centers that we deem to be fully valued or that no longer meet our investment criteria.  We underwrite acquisitions based upon current cash flow, projections of future cash flow and scenario analyses that take into account the risks and opportunities of ownership.  We underwrite development of new shopping centers on the same basis, but also take into account the unique risks of entitling land, constructing buildings and leasing newly built space.

In February 2017, we acquired Providence Marketplace, a 632,000 square foot shopping center in Mt. Juliet, Tennessee and Webster Place, a 135,000 square foot shopping center in Chicago, Illinois for $115.1 million and $53.2 million, respectively. In addition, we sold eleven shopping centers and several land outparcels for gross proceeds of $229.0 million. Refer to Note 4 for additional information related to acquisitions and dispositions.

At December 31, 2017, we had seven redevelopment, expansion or re-anchoring projects in process with an anticipated cost of $73.7 million, of which $33.9 million remained to be invested. Completion dates are anticipated throughout 2018.

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

Specifically, we completed the following financing transactions:

Debt

During 2017, we amended and restated our $350.0 million unsecured revolving credit facility that extended the maturity date from October 2018 to September 2021, we amended and repriced our $75.0 million term loan due in 2021 by reducing the interest rate 35 basis points, we issued $75.0 million in senior unsecured notes in three tranches with a weighted average interest rate of 4.46%, and we repaid $49.2 million in mortgage notes. Refer to Note 8 for additional information related to our debt.

Equity

In June 2016, we terminated our previous controlled equity offering arrangement and commenced a new distribution agreement that registered up to 8.0 million common shares for issuance from time to time, in our sole discretion. For the year ended December 31, 2017, we did not issue any common shares through either arrangement. The shares issuable in the new distribution agreement are registered with the Securities and Exchange Commission ("SEC") on our registration statement on Form S-3 (No. 333-211925).

As of December 31, 2017 we had net debt to total market capitalization of 43.5% as compared to 41.0%, at December 31, 2016.  At December 31, 2017 and 2016 we had $318.7 million and $263.5 million, respectively, available to draw under our unsecured revolving line of credit, subject to compliance with applicable covenants.

Competition

See page 6 of Item 1A. “Risk Factors” for a description of competitive conditions in our business.

Environmental Matters

See page 12 of Item 1A. "Risk Factors" for a description of environmental risks for our business.

Employment

As of December 31, 2017, we had 122 full-time employees. None of our employees is represented by a collective bargaining unit. We believe that our relations with our employees are good.

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

Our performance depends on the economic conditions in the markets in which we operate.  As of December 31, 2017, our wholly-owned properties located in Michigan and Florida accounted for approximately 20%, and 21%, respectively, of our annualized base rent. As of December 31, 2016, Michigan and Florida accounted for approximately 28% and 21%, respectively. To the extent that market conditions in these or other states in which we operate deteriorate, the performance or value of our properties may be adversely affected.

Increasing sales through non-retail channels and changes in the supply and demand for the type of space we lease to our tenants could affect the income, cash flow and value of our properties.

Our tenants compete with alternate forms of retailing, including on-line shopping, home shopping networks and mail order catalogs.  Alternate forms of retailing may reduce the demand for space in our shopping centers. Our shopping centers generally compete for tenants with similar properties located in the same neighborhood, community or region.  Although we believe we own high quality centers, competing centers may be newer, better located or have a better tenant mix.  In addition, new centers or retail stores may be developed, increasing the supply of retail space competing with our centers or taking retail sales from our tenants.

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

As of December 31, 2017, we received 41.5% of our combined annualized base rents from our top 25 tenants, including our top five tenants:  TJ Maxx/Marshalls (4.6%), Dicks Sporting Goods (3.6%). Bed Bath & Beyond (2.9%), Regal Cinemas (2.7%) and LA Fitness (2.5%). No other tenant represented more than 2.0% of our total annualized base rent.  The credit risk posed by our major tenants varies.

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

No assurance can be given that we will be able to recover the current carrying amount of all of our properties and those of our unconsolidated joint ventures.  There can be no assurance that we will not take charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.  We recorded an impairment provision of $9.4 million in 2017 related to our real estate properties.  Refer to Note 1 Organization and Summary of Significant Accounting Policies - Accounting for the Impairment of Long-Lived Assets of the notes to the consolidated financial statements for a further information related to impairment provisions.
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

As of December 31, 2017, we had interests in unconsolidated joint ventures that collectively own three shopping centers.  Although we manage certain properties owned by these joint ventures, we do not control the decisions for any of the joint ventures.  Accordingly, we may not be able to resolve in our favor any issues which arise or we may have to provide financial or other inducements to our joint venture partners to obtain such favorable resolution.

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

As of December 31, 2017, we had nine interest rate swap agreements in effect for an aggregate notional amount of $210.0 million converting our floating rate corporate debt to fixed rate debt. In addition we have entered into one forward starting interest rate swap agreement for an aggregate notional amount of $60.0 million. After accounting for these interest rate swap agreements, we had $58.1 million of variable rate debt outstanding, net of deferred financing costs at December 31, 2017.  Increases in interest rates on our existing indebtedness would increase our interest expense, which would adversely affect our cash flow and our ability to distribute cash to our shareholders.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2017 increased by 1.0%, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $0.6 million annually.  Interest rate increases could also constrain our ability to refinance maturing debt because lenders may reduce their advance rates in order to maintain debt service coverage ratios.

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

We are not structured in a manner to generate and retain sufficient cash flow from operations to repay our debt at maturity.  Instead, we expect to refinance our debt by raising equity, debt or other capital prior to the time that it matures.  As of December 31, 2017, we had $1.0 billion of outstanding indebtedness, net of deferred financing costs, including $1.0 million of capital lease obligations. The availability, price and duration of capital can vary significantly.  If we seek to refinance maturing debt when capital market conditions are restrictive, we may find capital scarce, costly or unavailable.  Refinancing debt at a higher cost would affect our operating results and cash available for distribution.  The failure to refinance our debt at maturity would result in default and the exercise by our lenders of the remedies available to them, including foreclosure and, in the case of recourse debt, liability for unpaid amounts.

Our mortgage debt exposes us to the risk of loss of property, which could adversely affect our financial condition.

As of December 31, 2017, we had $120.9 million of mortgage debt, net of unamortized deferred financing costs, encumbering our properties.  A default on any of our mortgage debt may result in foreclosure actions by lenders and ultimately our loss of the mortgaged property.  We have entered into mortgage loans which are secured by multiple properties and contain cross-collateralization and cross-default provisions.  Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan.  Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.  For federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds.

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

We must distribute a substantial portion of our income annually in order to maintain our REIT status, and as a result we may not retain sufficient cash from operations to fund our investing needs.

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

There were 412,195 shares of unvested restricted common shares outstanding at December 31, 2017.

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

Our Chief Executive Officer may have potential conflicts of interests with respect to properties contributed to the Operating Partnership in exchange for OP Units.

Our Chief Executive Officer owns OP Units obtained in exchange for contributions of his partnership interests in properties to the Operating Partnership.  By virtue of this exchange, he may have been able to defer some, if not all, of the income tax liability he could have incurred if the properties were sold for cash.  As a result, he may have potential conflicts of interest with respect to these properties, such as sales or refinancings that might result in federal income tax consequences.

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

The Financial Accounting Standards Board, in conjunction with the SEC, has several projects on its agenda, as well as recently issued updates that could impact how we currently account for material transactions, including lease accounting. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact the lease accounting standard may have on the presentation of our consolidated financial statements, results of operations and financial ratios required by our debt covenants.

U.S. federal tax reform legislation could affect REITs generally, the geographic markets in which we operate, our stock and our results of operations, both positively and negatively in ways that are difficult to anticipate.
Changes to the federal income tax laws are proposed regularly. Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Department of the Treasury, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain such changes could have an adverse impact on our business and financial results. In particular, H.R. 1, which generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the federal income tax laws that will profoundly impact the taxation of individuals, corporations (both regular C corporations as well as corporations that have elected to be taxed as REITs), and the taxation of taxpayers with overseas assets and operations. A number of changes that affect non-corporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. In addition, while certain elements of tax reform legislation would not impact us directly as a REIT, they could impact the geographic markets in which we operate, the tenants that populate our shopping centers and the customers who frequent our properties in ways, both positive and negative, that are difficult to anticipate.
Other legislative proposals could be enacted in the future that could affect REITs and their shareholders. Prospective investors are urged to consult their tax advisors regarding the effect of H.R. 1 and any other potential tax law changes on an investment in our common stock.
We may have to borrow funds or sell assets to meet our distribution requirements.
Subject to some adjustments that are unique to REITs, a REIT generally must distribute 90% of its taxable income. For the purpose of determining taxable income, we may be required to accrue interest, rent and other items treated as earned for tax purposes but that we have not yet received. In addition, we may be required not to accrue as expenses for tax purposes some that which actually have been paid, including, for example, payments of principal on our debt, or some of our deductions might be disallowed by the Internal Revenue Service. As a result, we could have taxable income in excess of cash available for distribution. If this occurs, we may have to borrow funds or liquidate some of our assets in order to meet the distribution requirement applicable to a REIT.
Liquidation of our assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any gain if we sell assets in transactions that are considered to be “prohibited transactions,” which are explained in the risk factor below.
Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations.
The maximum federal income tax rate applicable to “qualified dividend income” payable by non-REIT corporations to certain non-corporate U.S. stockholders is generally 20%, and a 3.8% Medicare tax may also apply. Dividends paid by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividend income. Commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, H.R. 1 temporarily reduces the effective tax rate on ordinary REIT dividends (i.e., dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us) for U.S. holders of our common stock that are individuals, estates or trusts by permitting such holders to claim a deduction in determining their taxable income equal to 20% of any such dividends they receive. Taking into account H.R. 1’s reduction in the maximum individual federal income tax rate from 39.6% to 37%, this results in a maximum effective rate of regular income tax on ordinary REIT dividends of 29.6% through 2025 (as compared to the 20% maximum federal income tax rate applicable to qualified dividend income received from a non-REIT corporation). The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions. This could materially and adversely affect the value of the stock of REITs, including our common stock.
Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties

As of December 31, 2017, we owned and managed a portfolio of 59 shopping centers with approximately 14.3 million square feet ("SF") of GLA.  Our wholly-owned properties consist of 56 shopping centers comprising approximately 13.5 million SF.

Property Name	Location City	State	Ownership %	Year Built / Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Atlanta [MSA Rank 9]
Holcomb Center	Alpharetta	GA	100%	1997/2004/NA	106,143	84.2%	$12.80	Aspire Fitness(4), Studio Movie Grill
Peachtree Hill	Duluth	GA	100%	1986/2007/NA	154,700	97.1%	13.56	Kroger, LA Fitness
Promenade at Pleasant Hill	Duluth	GA	100%	1993/2004/NA	261,808	96.1%	9.97	K1 Speed, LA Fitness, Publix
Baltimore [MSA Rank 21]
Crofton Centre	Crofton	MD	100%	1974/1996/NA	252,230	98.5%	8.50	Gold's Gym, Kmart, Shoppers Food Warehouse
Chicago [MSA Rank 3]
Deer Grove Centre	Palatine	IL	100%	1997/2013/2013	237,644	87.0%	10.29	Aldi, Hobby Lobby, Ross Dress for Less, T.J. Maxx, (Target)
Market Plaza	Glen Ellyn	IL	100%	1965/2007/2009	166,572	96.2%	15.96	Jewel-Osco, Ross Dress for Less
Mount Prospect Plaza	Mount Prospect	IL	100%	1962/2013/2013	227,785	88.3%	14.94	Aldi, LA Fitness, Marshalls, Ross Dress for Less, (Walgreens)
Webster Place	Lincoln Park	IL	100%	1987/2017/NA	134,918	95.0%	25.23	Barnes & Noble, Regal Cinema, Webster Place Athletic Club
Cincinnati [MSA Rank 28]
Bridgewater Falls	Hamilton	OH	100%	2005/2014/NA	503,366	92.5%	14.52	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Five Below, J.C. Penney, Michaels, PetSmart, T.J. Maxx, (Target)
Buttermilk Towne Center	Crescent Springs	KY	100%	2005/2014/NA	290,033	100.0%	10.07	Field & Stream, Home Depot, LA Fitness, Petco, Remke Market
Deerfield Towne Center	Mason	OH	100%	2004/2013/2013	464,772	89.2%	20.35	Ashley Furniture HomeStore, Bed Bath & Beyond, buybuy Baby, Crunch Fitness Dick's Sporting Goods, Five Below, Regal Cinemas, Whole Foods Market
Columbus [MSA Rank 33]
Olentangy Plaza	Columbus	OH	100%	1981/2007/1997	253,204	87.3%	12.02	Aveda Institute Columbus, Eurolife Furniture, Marshalls, Micro Center, Tuesday Morning
The Shops on Lane Avenue	Upper Arlington	OH	100%	1952/2007/2004	173,938	94.9%	23.81	Bed Bath & Beyond, Whole Foods Market

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Denver [MSA Rank 19]
Front Range Village	Fort Collins	CO	100%	2008/2014/NA	459,515	80.8%	21.42	Charming Charlie, Cost Plus World Market, DSW, Microsoft Corporation, Party City, Sprouts Farmers Market, Staples, Toys "R" Us, Ulta Beauty, (Fort Collins Library), (Lowes), (Target)
Harvest Junction North	Longmont	CO	100%	2006/2012/NA	188,758	100.0%	17.50	Best Buy, Dick's Sporting Goods, Dollar Tree, DSW Shoe Warehouse, Staples
Harvest Junction South	Longmont	CO	100%	2006/2012/NA	177,030	100.0%	16.38	Bed Bath & Beyond, Marshalls, Michaels, Petco, Ross Dress for Less, (Lowe's)
Detroit [MSA Rank 14]
Clinton Pointe	Clinton Township	MI	100%	1992/2003/NA	135,450	97.6%	10.46	Gibralter Trade Center (5), OfficeMax, T.J. Maxx (5), (Target)
Hunter's Square	Farmington Hills	MI	100%	1988/2005/NA	352,772	99.0%	16.97	Bed Bath & Beyond, buybuy Baby, DSW Shoe Warehouse , Old Navy, Marshalls, Saks Fifth Avenue Off 5th, T.J. Maxx
Southfield Plaza	Southfield	MI	100%	1969/1996/2003	190,099	98.1%	9.29	Big Lots, Burlington Coat Factory, Forman Mills
Tel-Twelve	Southfield	MI	100%	1968/1996/2005	523,392	100.0%	11.49	Best Buy, DSW Shoe Warehouse, Lowe's, Meijer, Michaels, Office Depot, PetSmart
The Shops at Old Orchard	West Bloomfield	MI	100%	1972/2007/2011	96,768	100.0%	18.46	Plum Market
Troy Marketplace	Troy	MI	100%	2000/2005/2010	217,754	100.0%	17.32	Airtime, Golf Galaxy, LA Fitness, Nordstrom Rack, PetSmart, (REI)
West Oaks I Shopping Center	Novi	MI	100%	1979/1996/2004	284,973	100.0%	13.46	Gardner White Furniture (4), Nordstrom Rack, Old Navy, Petco, Rally House, The Container Store, (Home Goods), (Michaels)
West Oaks II Shopping Center	Novi	MI	100%	1986/1996/2000	167,954	94.8%	17.79	Jo-Ann, Marshalls, (Art Van), (ABC Warehouse), (Bed Bath & Beyond), (Kohl's), (Toys "R" Us), (Value City Furniture)
Winchester Center	Rochester Hills	MI	100%	1980/2005/NA	320,134	92.9%	12.08	Bed Bath & Beyond, Dick's Sporting Goods, Marshalls, Michaels, Party City, PetSmart, Stein Mart
Indianapolis [MSA Rank 34]
Merchants' Square	Carmel	IN	100%	1970/2010/2014	246,630	86.6%	12.80	American Ninja Warriors (5), Flix Brewhouse, Planet Fitness
Jacksonville [MSA Rank 40]
Parkway Shops	Jacksonville	FL	100%	2013/2011/NA	144,114	100.0%	11.22	Dick's Sporting Goods, Hobby Lobby, Marshalls, (Wal-Mart Supercenter)
River City Marketplace	Jacksonville	FL	100%	2005/2005/NA	562,998	84.8%	18.98	Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy, Hollywood Theaters, Michaels, PetSmart, Ross Dress for Less, (Lowe's), (Wal-Mart Supercenter)

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Miami [MSA Rank 8]
Coral Creek Shops	Coconut Creek	FL	100%	1992/2002/NA	109,312	98.5%	18.67	Publix
Marketplace of Delray	Delray Beach	FL	100%	1981/2005/2010	241,715	95.3%	15.39	Office Depot, Ross Dress for Less, Winn-Dixie
Mission Bay Plaza	Boca Raton	FL	100%	1989/2004/NA	265,785	99.3%	23.46	Dick's Sporting Goods, LA Fitness, OfficeMax, The Fresh Market, World of Décor (4)
Rivertowne Square	Deerfield Beach	FL	100%	1980/1998/2010	146,666	92.0%	10.59	Bealls, Winn-Dixie
The Crossroads	Royal Palm Beach	FL	100%	1988/2002/NA	121,509	92.9%	16.88	Publix
West Broward Shopping Center	Plantation	FL	100%	1965/2005/NA	152,973	92.9%	10.94	Badcock, DD's Discounts, Save-A-Lot
Milwaukee [MSA Rank 39]
Nagawaukee Center	Delafield	WI	100%	1994/2012-13/NA	220,083	100.0%	14.83	HomeGoods, Kohl's, Marshalls, Sierra Trading Post, (Sentry Foods)
The Shoppes at Fox River	Waukesha	WI	100%	2009/2010/2011	335,511	85.5%	15.31	Hobby Lobby, Old Navy (5), Pick 'n Save, Ross Dress for Less, T.J. Maxx, (Target)
West Allis Towne Centre	West Allis	WI	100%	1987/1996/2011	326,223	83.6%	10.72	Burlington Coat Factory, Five Below, Hobby Lobby (5), Ross Dress for Less, Xperience Fitness
Minneapolis [MSA Rank 16]
Centennial Shops	Edina	MN	100%	2008/2016/NA	85,206	100.0%	38.27	Pinstripes, The Container Store, West Elm
Woodbury Lakes	Woodbury	MN	100%	2005/2014/NA	307,273	87.4%	21.80	DSW, Michaels, (Trader Joe's)
Nashville [MSA Rank 36]
Providence Marketplace	Mt. Juliet	TN	100%	2006/2017/NA	632,081	98.4%	13.13	Belk, Best Buy, Books A Million, Dick's Sporting Goods, J C Penney, JoAnn Fabrics, Old Navy, PetSmart, Regal Cinema, Ross Dress for Less, Staples, T.J. Maxx/HomeGoods, (Kroger), (Target)
St. Louis [MSA Rank 20]
Central Plaza	Ballwin	MO	100%	1970/2012/2012	166,431	80.3%	13.09	buybuy Baby, Jo-Ann, Ross Dress for Less
Deer Creek Shopping Center	Maplewood	MO	100%	1975/2013/2013	208,122	86.3%	10.55	buybuy Baby, GFS, State of Missouri, Marshalls, Ross Dress for Less
Heritage Place	Creve Coeur	MO	100%	1989/2011/2005	269,127	97.9%	14.64	Dierbergs Markets, Marshalls, Office Depot, T.J. Maxx
Town & Country Crossing	Town & Country	MO	100%	2008/2011/2011	185,080	96.2%	23.00	HomeGoods, Starbucks, Stein Mart, Whole Foods Market, (Target)

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Tampa [MSA Rank 18]
Cypress Point	Clearwater	FL	100%	1983/2007/NA	167,280	95.2%	12.90	Burlington Coat Factory, The Fresh Market
Lakeland Park Center	Lakeland	FL	100%	2014/NA/NA	210,422	100.0%	13.88	Dick's Sporting Goods, Floor & Décor, Ross Dress for Less, (Target)
Shoppes of Lakeland	Lakeland	FL	100%	1985/1996/NA	183,702	100.0%	13.02	Ashley Furniture HomeStore, Michaels, Staples, T.J. Maxx, (Target)
Village Lakes Shopping Center	Land O' Lakes	FL	100%	1987/1997/NA	166,485	99.2%	9.66	Bealls Outlet, Marshalls, Ross Dress for Less
Properties Not in Top 40 MSA's
Crossroads Centre	Rossford	OH	100%	2001/2001/NA	344,025	92.6%	9.90	Giant Eagle (3), Home Depot, Michaels, T.J. Maxx, (Target)
East Town Plaza	Madison	WI	100%	1992/2000/2000	208,472	84.2%	10.38	Burlington Coat Factory, Jo-Ann, Marshalls, (Shopko), (Babies "R" Us)
Jackson Crossing	Jackson	MI	100%	1967/1996/2002	419,770	87.4%	12.20	Bed Bath & Beyond, Best Buy, Jackson 10 Theater, Kohl's, Shoe Carnival, T.J. Maxx, Toys "R" Us, (Sears), (Target)
Jackson West	Jackson	MI	100%	1996/1996/1999	209,800	100.0%	8.06	GFS, Lowe's, Michaels, OfficeMax
Rossford Pointe	Rossford	OH	100%	2006/2005/NA	47,477	100.0%	8.93	Fin Feather Fur (4), PetSmart
Spring Meadows Place	Holland	OH	100%	1987/1996/2005	314,514	90.6%	11.01	Ashley Furniture HomeStore, Big Lots, DSW, Guitar Center, HomeGoods, Michaels, OfficeMax, PetSmart, T.J. Maxx, (Best Buy), (Dick's Sporting Goods), (Sam's Club), (Target), (Wal-Mart)
Treasure Coast Commons	Jensen Beach	FL	100%	1996/2004/NA	91,656	100.0%	14.60	Barnes&Noble, Dick's Sporting Goods, OfficeMax
Vista Plaza	Jensen Beach	FL	100%	1998/2004/NA	109,761	100.0%	14.04	Bed Bath & Beyond, Michaels, Total Wine & More
CONSOLIDATED SHOPPING CENTERS TOTAL/AVERAGE					13,541,915	93.3%	$14.63

JOINT VENTURE PORTFOLIO
Nora Plaza	Marion	IN	7%	1958/2007/2002	139,743	98.2%	$14.50	Marshalls, Whole Foods Market, (Target)
Millennium Park	Livonia	MI	30%	2000/2005/NA	273,029	100.0%	15.39	Home Depot, Marshalls, Michaels, (Costco), (Meijer)
Martin Square	Martin	FL	30%	1981/2005/NA	330,134	77.9%	6.66	Home Depot, Old Time Pottery, Staples
Total / Average					742,906	89.8%	$11.85

CONSOLIDATED AND JV PORTFOLIO TOTAL / AVERAGE					14,284,821	93.1%	$14.49

Footnotes
(1)  Average base rent per leased SF is calculated based on annual minimum contractual base rent pursuant to the tenant lease, excluding percentage rent and recovery income from tenants, and is net of tenant concessions. Percentage rent and recovery income from tenants is presented separately in our consolidated statements of operations and comprehensive income (loss) statement.
(2) Anchor tenant is defined as any tenant leasing 10,000 square feet or more. Tenants in parenthesis represent non-company owned GLA.
(3)  Tenant closed - lease obligated.
(4) Space delivered to tenant.
(5) Space leased to tenant, not yet delivered.

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

Major Tenants

The following table sets forth as of December 31, 2017 the GLA, of our 56 existing properties leased to tenants for our wholly owned properties portfolio:

Type of Tenant	Annualized Base Rent	% of Total Annualized Base Rent	GLA	% of Total GLA
Anchor (1)	$105,874,512	58.0%	9,660,424	71.3%
Retail (non-anchor)	76,824,556	42.0%	3,881,491	28.7%
Total	$182,699,068	100.0%	13,541,915	100.0%

(1) Anchor tenant is defined as any tenant leasing 10,000 square feet or more.

The following table depicts, as of December 31, 2017, information regarding leases with the 25 largest retail tenants (in terms of annualized base rent) for our wholly owned properties portfolio:

Tenant Name	Credit Rating S&P/Moody's (1)	Number of Leases	GLA	% of Total Company Owned GLA	Total Annualized Base Rent	Annualized Base Rent PSF	% of Annualized Base Rent
TJX Companies (2)	A+/A2	26	814,958	6.0%	$8,341,936	$10.24	4.6%
Dick's Sporting Goods (3)	--/--	11	524,259	3.9%	6,517,461	12.43	3.6%
Bed Bath & Beyond (4)	BBB/Baa2	16	466,700	3.4%	5,377,579	11.52	2.9%
Regal Cinemas	BB-/B1	4	219,160	1.6%	4,898,068	22.35	2.7%
LA Fitness	B+/B2	6	252,000	1.9%	4,598,913	18.25	2.5%
Ross Stores (5)	A-/A3	14	362,219	2.7%	3,320,457	9.17	1.8%
PetSmart	CCC+/--	10	212,628	1.6%	3,082,457	14.50	1.7%
ULTA Salon	--/--	13	132,355	1.0%	3,071,630	23.21	1.7%
Michaels Stores	BB-/--	11	252,191	1.9%	2,971,597	11.78	1.6%
Best Buy	BBB-/Baa1	6	195,309	1.4%	2,929,745	15.00	1.6%
Office Depot (6)	B/B1	9	212,626	1.6%	2,870,112	13.50	1.6%
Ascena Retail (7)	B+/Ba3	26	140,642	1.0%	2,762,300	19.64	1.5%
DSW Designer Shoe Warehouse	--/--	8	149,865	1.1%	2,632,296	17.56	1.4%
Whole Foods	AA-/Baa1	3	118,879	0.9%	2,342,617	19.71	1.3%
Burlington Coat Factory	BB/--	4	277,315	2.0%	2,330,322	8.40	1.3%
Petco (8)	B/--	10	140,927	1.0%	2,282,719	16.20	1.3%
Gap, Inc. (9)	BB+/Baa2	9	131,458	1.0%	2,165,698	16.47	1.2%
Dollar Tree	BB+/Ba1	19	198,932	1.4%	1,998,644	10.05	1.1%
Lowe's Home Centers	A-/A3	2	270,394	2.0%	1,962,450	7.26	1.0%
Jo-Ann Fabric and Craft Stores	B/B1	5	154,949	1.1%	1,951,280	12.59	1.0%
Staples	B+/B1	6	117,335	0.9%	1,730,684	14.75	0.9%
Panera Bread	--/--	11	57,401	0.4%	1,477,075	25.73	0.8%
Kohl's	BBB-/Baa2	3	185,375	1.4%	1,441,537	7.78	0.8%
Party City Corporation	--/--	7	90,261	0.7%	1,398,071	15.49	0.8%
Meijer	--/--	1	189,635	1.4%	1,391,500	7.34	0.8%
Sub-Total top 25 tenants		240	5,867,773	43.3%	$75,847,148	$12.93	41.5%

Remaining tenants		1,131	6,622,352	48.9%	106,851,920	16.14	58.5%

Sub-Total all tenants		1,371	12,490,125	92.2%	182,699,068	$14.63	100.0%

Leased / Vacant		212	1,051,790	7.8%	N/A	N/A	N/A

Total including vacant		1,583	13,541,915	100.0%	$182,699,068	N/A	100.0%

(1)	Source: Latest Company filings, as of December 31, 2017, per CreditRiskMonitor.
(2)	Marshalls (12) / TJ Maxx (10) / HomeGoods (3) / Sierra Trading Post (1)
(3)	Dick's Sporting Goods (10) / Field & Stream (1)
(4)	Bed Bath & Beyond (9) / Buy Buy Baby (5) / Cost Plus World Market (2)
(5)	Ross Dress for Less (13) / DD's Discounts (1)
(6)	OfficeMax (6) / Office Depot (3)
(7)	Ann Taylor (3) / Catherine's (3) / Dress Barn (4) / Justice (5) / Lane Bryant (6) / Maurice's (5)
(8)	Petco (9) / Unleashed (1)
(9)	Old Navy (6) / Gap (2) / Banana Republic / (1)

Lease Expirations

The following tables set forth a schedule of lease expirations, for our wholly owned portfolio, for the next ten years and thereafter, assuming that no renewal options are exercised:

ALL TENANTS

Expiring Leases As of December 31, 2017
Year	Number of Leases	GLA	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
2018	177	766,111	$18.18	$13,973,636	7.6%
2019	172	1,035,311	16.75	17,340,888	9.5%
2020	173	1,356,759	13.47	18,276,306	10.0%
2021	217	1,980,036	14.18	28,084,438	15.3%
2022	189	1,508,231	15.21	22,937,926	12.5%
2023	116	1,508,084	13.76	20,702,307	11.4%
2024	53	679,100	12.55	8,522,548	4.7%
2025	46	640,166	15.34	9,819,486	5.4%
2026	60	966,821	13.11	12,676,700	6.9%
2027	73	680,768	16.55	11,264,772	6.2%
2028+	65	1,274,088	13.72	17,475,482	9.6%
Tenants month to month	30	94,650	17.16	1,624,579	0.9%
Sub-Total	1,371	12,490,125	$14.63	$182,699,068	100.0%
Leased (2)	10	146,887	N/A	N/A	N/A
Vacant	202	904,903	N/A	N/A	N/A
Total	1,583	13,541,915	N/A	$182,699,068	100.0%

 ANCHOR TENANTS (greater than or equal to 10,000 square feet)

Expiring Anchor Leases As of December 31, 2017
Year	Number of Leases	GLA	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
2018	17	354,979	$13.00	$4,659,390	4.4%
2019	22	546,438	12.23	6,680,326	6.3%
2020	31	949,058	9.73	9,236,420	8.7%
2021	54	1,522,990	11.44	17,417,561	16.5%
2022	40	1,069,648	11.73	12,550,126	11.9%
2023	39	1,211,004	11.48	13,853,353	13.1%
2024	18	553,419	10.62	5,879,888	5.6%
2025	18	505,669	13.26	6,702,950	6.3%
2026	18	818,166	10.78	8,818,280	8.3%
2027	20	477,544	13.42	6,406,739	6.1%
2028+	26	1,130,939	11.99	13,556,928	12.7%
Tenants month to month	1	12,665	8.89	112,551	0.1%
Sub-Total	304	9,152,519	$11.57	$105,874,512	100.0%
Leased (2)	6	131,995	N/A	N/A	N/A
Vacant	17	375,910	N/A	N/A	N/A
Total	327	9,660,424	N/A	$105,874,512	100.0%

(1) Annualized Base Rent is based upon rents currently in place.
(2) Includes signed leases where the space has not yet been delivered.

NON-ANCHOR TENANTS (less than 10,000 square feet)

Expiring Non-Anchor Leases As of December 31, 2017
Year	Number of Leases	GLA	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
2018	160	411,132	$22.66	$9,314,246	12.1%
2019	150	488,873	21.81	10,660,562	13.9%
2020	142	407,701	22.17	9,039,886	11.8%
2021	163	457,046	23.34	10,666,877	13.9%
2022	149	438,583	23.68	10,387,800	13.5%
2023	77	297,080	23.05	6,848,954	8.9%
2024	35	125,681	21.03	2,642,660	3.4%
2025	28	134,497	23.17	3,116,536	4.1%
2026	42	148,655	25.96	3,858,420	5.0%
2027	53	203,224	23.90	4,858,033	6.3%
2028+	39	143,149	27.37	3,918,554	5.1%
Tenants month to month	29	81,985	18.44	1,512,028	2.0%
Sub-Total	1,067	3,337,606	$23.02	$76,824,556	100.0%
Leased (2)	4	14,892	N/A	N/A	N/A
Vacant	185	528,993	N/A	N/A	N/A
Total	1,256	3,881,491	N/A	$76,824,556	100.0%

(1) Annualized Base Rent is based upon rents currently in place.
(2) Includes signed leases where the space has not yet been delivered.

Land Available for Development and/or Sale

At December 31, 2017, our three largest development sites, Hartland Towne Square, Lakeland Park Center and Parkway Shops, had phase one completed. We estimate that if we proceed with the development of the projects, up to approximately 510,000 square feet of GLA could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

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

During 2017, we recorded an impairment provision of $9.4 million related to income producing shopping centers and developable land.  We also recorded impairment provisions of $1.0 million and $2.5 million in 2016 and 2015, respectively, related to developable land that we decided to market for sale. Refer to Note 1 Organization and Summary of Significant Accounting Policies - Accounting for the Impairment of Long-Lived Assets of the notes to the consolidated financial statements for a further information related to impairment provisions.

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

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “RPT”.  On February 15, 2018, the closing price of our common shares on the NYSE was $11.74.

Shareholder Return Performance Graph

The following line graph sets forth the cumulative total return on a $100 investment (assuming the reinvestment of dividends) in each of our common shares, the NAREIT Equity Index, and the S&P 500 Index for the period December 31, 2012 through December 31, 2017.  The stock price performance shown is not necessarily indicative of future price performance.

 The following table depicts high/low closing prices and dividends declared per share for each quarter in 2017 and 2016:

	Stock Price
Quarter Ended	High	Low	Dividends
December 31, 2017	$15.00	$12.43	$0.22000	(1)
September 30, 2017	$14.41	$12.48	$0.22000
June 30, 2017	$14.68	$11.86	$0.22000
March 31, 2017	$17.11	$13.26	$0.22000

December 31, 2016	$18.44	$16.18	$0.22000	(2)
September 30, 2016	$20.19	$17.80	$0.22000
June 30, 2016	$19.61	$17.35	$0.21000
March 31, 2016	$18.03	$15.98	$0.21000

(1)  Paid on January 2, 2018
(2)  Paid on January 3, 2017

Holders

The number of holders of record of our common shares was 1,177 at February 15, 2018.  A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers, and other financial institutions.

Dividends

Under the Code, a REIT must meet requirements, including a requirement that it distribute to its shareholders at least 90% of its REIT taxable income annually, excluding net capital gain.  Distributions paid by us are at the discretion of our Board and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, the annual distribution requirements under REIT provisions of the Code, and such other factors as the Board deems relevant.

Distributions on our 7.25% Series D Cumulative Convertible Perpetual Preferred Shares declared in 2017 totaled $3.625 per share.  We do not believe that the preferential rights available to the holders of our preferred shares or the financial covenants contained in our debt agreements had or will have an adverse effect on our ability to pay dividends in the normal course of business to our common shareholders or to distribute amounts necessary to maintain our qualification as a REIT.

For information on our equity compensation plans as of December 31, 2017, refer to Item 12 of Part III of this report and Note 15 of the notes to the consolidated financial statements for further information regarding our share-based compensation and other benefit plans.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share)
Operating Data:
Total revenue	$265,082	$260,930	$251,790	$218,363	$170,068
Operating income	63,399	70,908	65,497	23,330	35,460
Income (loss) from continuing operations	70,719	61,112	66,895	(2,412)	8,371
Gain on sale of depreciable real estate	51,977	34,108	13,529	10,022	2,120
Gain on sale of land	787	1,673	4,041	835	4,279
Net income (loss)	70,719	61,112	66,895	(2,412)	11,462
Net (income) loss attributable to noncontrolling partner interest	(1,659)	(1,448)	(1,786)	48	(465)
Preferred share dividends	(6,701)	(6,701)	(6,838)	(7,250)	(7,250)
Net income (loss) available to common shareholders	62,359	52,963	57,771	(9,614)	3,747
Earnings (loss) per common share, basic
Continuing operations	$0.78	$0.66	$0.73	$(0.14)	$0.01
Discontinued operations	—	—	—	—	0.05
Basic Earnings (loss)	$0.78	$0.66	$0.73	$(0.14)	$0.06
Earnings (loss) per common share, diluted
Continuing operations	$0.78	$0.66	$0.73	$(0.14)	$0.01
Discontinued operations	—	—	—	—	0.05
Diluted earnings (loss)	$0.78	$0.66	$0.73	$(0.14)	$0.06
Weighted average shares outstanding:
Basic	79,344	79,236	78,848	72,118	59,336
Diluted	79,530	79,435	79,035	72,118	59,728

Cash dividends declared per RPT preferred share	$3.625	$3.625	$3.625	$3.625	$3.625
Cash dividends declared per RPT common share	$0.8800	$0.8600	$0.8200	$0.7750	$0.7115
Cash distributions to RPT preferred shareholders	$6,701	$6,701	$6,977	$7,250	$7,250
Cash distributions to RPT common shareholders	$70,225	$67,710	$63,972	$54,149	$40,108

Balance Sheet Data (at December 31):
Investment in real estate (before accumulated depreciation)	$2,130,779	$2,132,670	$2,184,481	$1,934,032	$1,625,217
Total assets	2,030,394	2,061,498	2,136,082	1,951,743	1,653,146
Total notes payable, net	999,215	1,021,223	1,083,711	917,658	746,661
Total liabilities	1,145,225	1,172,900	1,234,709	1,058,428	860,150
Total RPT shareholders' equity	864,322	867,701	879,391	867,525	765,265
Noncontrolling interest	20,847	20,897	21,982	25,790	27,731
Total shareholders' equity	885,169	888,598	904,466	896,408	796,089

Other Data:
Funds from operations ("FFO") available to common shareholders (1)	$118,563	$118,683	$119,556	$77,574	$79,861
Net cash provided by operating activities	117,925	117,669	105,630	110,592	85,583
Net cash (used in) provided by investing activities	(10,341)	7,746	(154,333)	(315,723)	(355,752)
Net cash (used in) provided by financing activities	(103,085)	(128,477)	46,012	208,671	271,731

(1) Under the NAREIT definition, FFO represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property and impairment provisions on depreciable real estate or on investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, plus depreciation and amortization, (excluding amortization of financing costs). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis   See “Funds From Operations” in Item 7 for a discussion of FFO and a reconciliation of FFO to net income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report.

Overview

We are a fully integrated, self-administered, publicly-traded REIT specializing in the ownership, management, development and redevelopment of community shopping centers. Most of our properties are multi-anchored by supermarkets and/or national chain stores. Our primary business is managing and leasing space to tenants in the shopping centers we own.  We also manage certain centers for our unconsolidated joint ventures for which we charge fees.  Our credit risk, therefore, is concentrated in the retail industry.

At December 31, 2017, we owned and managed, either directly or through our interest in real estate joint ventures, a total of 59 shopping centers, with approximately 14.3 million square feet of gross leasable area owned by us and our joint ventures.  We also own various parcels of land available for development or for sale, the majority of which are adjacent to certain of our existing developed properties.

Our portfolio consists of town center and urban-infill neighborhood and power center properties that include national chain store tenants, market leading supermarket tenants, as well as a strong-line-up of smaller national retailers to optimize the overall merchandise mix. Our centers also include entertainment components, including theaters, fitness centers and restaurants, which, in addition to supermarkets, are daily drivers of consumer traffic at our properties. National chain anchor tenants in our centers include, among others, TJ Maxx/Marshalls, Bed Bath and Beyond, Dick’s Sporting Goods, and Home Depot. Supermarket anchor tenants in our centers include, among others, Publix Super Market, Whole Foods, Kroger, Aldi, and Sprouts. Theater, fitness and restaurant tenants include, among others, Regal Cinema, LA Fitness, Starbucks, Panera, and Rusty Bucket. Our shopping centers are primarily located in key growth markets in the 40 largest metropolitan markets in the United States such as Metro Detroit, Southeast Florida, Greater Denver, Cincinnati, St. Louis, Jacksonville, Tampa/Lakeland, Milwaukee, Chicago, Atlanta, and Minneapolis-St. Paul.

Our focus on these markets has enabled us to develop a thorough understanding of their unique characteristics and potentially take advantage of additional acquisition opportunities in these markets. Our consolidated portfolio was 93.3% leased at December 31, 2017 as compared to 94.4% at December 31, 2016. The decline in leased occupancy is primarily a result of the Gander Mountain, MC Sporting Goods and rue21 bankruptcies.

Hurricane Irma

In September 2017 Hurricane Irma made landfall in Florida where several of our shopping centers are located. Certain of these centers incurred minimal damage, primarily to rooftops, signage and landscaping, as a result of high winds. Overall, repair costs were less than $0.4 million which were partially offset by recovery income in accordance with our current tenant recovery rates. No centers incurred repairs that exceeded our insurance deductible.

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

Results of Operations

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items that have significantly changed during the year ended December 31, 2017 as compared to 2016:

	Year Ended December 31,
	2017	2016	Dollar Change	Percent Change
	(In thousands)
Total revenue	$265,082	$260,930	$4,152	1.6%
Recoverable operating expenses	27,653	29,581	(1,928)	(6.5)%
Non-recoverable operating expense	4,449	3,575	874	24.4%
Real estate taxes	42,683	41,739	944	2.3%
Depreciation and amortization	91,335	91,793	(458)	(0.5)%
General and administrative expense	26,159	22,041	4,118	18.7%
Provision for impairment	9,404	977	8,427	862.5%
Gain on sale of real estate	52,764	35,781	16,983	47.5%
Earnings from unconsolidated joint ventures	273	454	(181)	(39.9)%
Interest expense and amortization of deferred financing fees	44,866	44,514	352	0.8%
Other gain on unconsolidated joint ventures	—	215	(215)	(100.0)%
(Loss) gain on extinguishment of debt	—	(1,256)	1,256	NM

NM - Not meaningful
Total revenue in 2017 increased $4.2 million, or 1.6% from 2016.  The increase is primarily due to the following:

•	$17.3 million increase related to acquisitions completed in 2017 and 2016;

•	$3.1 million increase at existing centers; offset by

•	$14.8 million decrease related to properties sold in 2017 and 2016;

•	$1.1 million decrease related to disposal of our office building; and a

•	$0.1 million decrease in management and other fee income

The $3.1 million increase at existing centers was primarily the result of higher minimum rent. Recovery income from tenants decreased $1.4 million, or 2.2%, primarily due to lower net recoverable operating expenses and real estate taxes of $1.0 million.

Recoverable operating expense in 2017 decreased $1.9 million, or (6.5)%, from 2016 primarily due to a decrease at existing centers of $1.3 million, as a result of lower spending, as well as a net decrease in operating expenses from acquisition and disposition activity of $0.6 million.

Non-recoverable operating expense in 2017 increased $0.9 million, or 24.4%, from 2016 primarily due to ground rent expense at a property acquired in the fourth quarter of 2016.

Real estate tax expense in 2017 increased $0.9 million, or 2.3%, from 2016, primarily due to incremental tax increases within existing properties of $0.6 million, as well as net tax increases from acquisition and disposition activity of $0.3 million.

Depreciation and amortization expense in 2017 decreased $(0.5) million, or (0.5)%, from 2016.  The net decrease was primarily attributable to tenant bankruptcy and vacancy write-offs in 2017 resulting in partial year expense recognition, lease origination costs reaching full amortization and a reduction in expense from property dispositions. The net decrease was partially offset by depreciation and amortization on new building and improvement assets and lease origination costs from the 2017 and 2016 acquisitions.

General and administrative expense in 2017 increased $4.1 million, or 18.7%, from 2016. The increase was primarily due to increased costs associated with professional fees, the change in performance-based executive compensation recognized in the respective periods and an increase in wages.

During 2017 we recorded an impairment provision totaling $9.4 million, of which $8.4 million was on shopping centers classified as income producing and $1.0 million on land held for development or sale. The adjustments were triggered by changes in associated sales price assumptions, a purchase price reduction at one property and changes in the expected use of the land. Impairment provisions of $1.0 million recorded in 2016 related to developable land held for sale triggered by unforeseen increases in development costs and changes in the associated sales price assumptions. Refer to Note 1 Organization and Summary of Significant Accounting Policies - Accounting for the Impairment of Long-Lived Assets of the notes to the consolidated financial statements for further information related to impairment provisions.

Gain on sale of real estate was $52.8 million in 2017. In the comparable period in 2016 we had a gain of $35.8 million. Refer to Note 4 of the notes to the consolidated financial statements for further detail on dispositions.

Earnings from unconsolidated joint ventures in 2017 decreased $0.2 million from 2016.  The decrease was primarily due to the reduced level of properties in unconsolidated joint ventures for the majority of 2017 as compared to 2016.

Interest expense increased in 2017 by $0.4 million, or 0.8% from 2016, primarily due to a 7% increase in our average outstanding debt and lower debt premium amortization, offset partially by a 30 basis point decline in our weighted average interest rate.

Loss on extinguishment of debt of approximately $1.3 million in 2016 resulted from a $0.9 million loss upon the conveyance of our Aquia office property to the lender and a $0.4 million cash prepayment penalty on a mortgage payoff in 2016. There was no loss on extinguishment of debt in 2017.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed during the year ended December 31, 2016 as compared to 2015:

	Year Ended December 31,
	2016	2015	Dollar Change	Percent Change
	(In thousands)
Total revenue	$260,930	$251,790	$9,140	3.6%
Operating expense	33,156	34,875	(1,719)	(4.9)%
Real estate tax	41,739	38,737	3,002	7.7%
Depreciation and amortization	91,793	89,439	2,354	2.6%
General and administrative expense	22,041	20,077	1,964	9.8%
Provision for impairment	977	2,521	(1,544)	(61.2)%
Gain on sale of real estate	35,781	17,570	18,211	103.6%
Earnings (loss) from unconsolidated joint ventures	454	17,696	(17,242)	NM
Interest expense and amortization of deferred financing fees	44,514	42,211	2,303	5.5%
Other gain on unconsolidated joint ventures	215	7,892	(7,677)	NM
Gain (loss) on extinguishment of debt	(1,256)	1,414	(2,670)	NM

NM - Not meaningful

Total revenue in 2016 increased $9.1 million, or 3.6%, from 2015.  The increase is primarily due to the following:

•	$16.0 million increase related to acquisitions completed in 2016 and 2015;

•	$3.9 million increase at existing centers; offset by

•	$9.2 million decrease related to properties sold in 2016 and 2015;

•	$1.2 million decrease in management and other fee income; and

•	$0.4 million decrease related to the disposal of our office building.

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

Interest expense increased in 2016 by $2.3 million, or 5.5% from 2015, primarily due to an 8% increase in our average outstanding debt, offset partially by a 15 basis point decline in our weighted average interest rate.

Other gain on unconsolidated joint ventures in 2016 was $0.2 million, primarily due to the reduced level of activity in our unconsolidated joint ventures. In 2015 we acquired our partners' interest in seven properties. The 2015 gain of $7.9 million represents the difference between the carrying value and the fair value of our previously held equity investment in the seven properties. In 2016 only a single property was disposed of by a joint venture.

Loss on extinguishment of debt of approximately $1.3 million in 2016 resulted from a $0.9 million loss upon the conveyance of our Aquia office property to the lender and a $0.4 million cash prepayment penalty on a mortgage payoff in 2016 with an original maturity of April 2017 in order to issue unsecured long term financing at a lower interest rate. The gain of $1.4 million in 2015 related to the write-off of debt premiums associated with the early payoff of corresponding debt.

Liquidity and Capital Resources

Our primary uses of capital include principal and interest payments on our outstanding indebtedness, recurring capital expenditures such as tenant improvements, leasing commissions, improvements made to individual properties, shareholder dividends, redevelopments, operating expenses of our business, debt maturities, acquisitions and developments. We generally strive to cover our principal and interest payments, operating expenses, shareholder distributions, and recurring capital expenditures from cash flow from operations, although from time to time we may borrow or sell assets to finance a portion of those uses. We believe the combination of cash flow from operations, cash balances, available borrowings under our Unsecured Credit Facility, issuance of long-term debt, property dispositions, and issuance of equity securities will provide adequate capital resources to fund all of our expected uses over at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

We believe our current capital structure provides us with the financial flexibility to fund our current capital needs. We intend to continue to enhance our financial and operational flexibility by extending the duration of our debt, appropriately ladder our debt maturities and further expand our unencumbered asset base. In addition, we believe we have access to multiple forms of capital which includes unsecured corporate debt, preferred and common equity including our at-the-market equity program we have in place.

At December 31, 2017 and 2016, we had $12.9 million and $14.7 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash was comprised primarily of funds held in escrow by lenders to pay real estate taxes, insurance premiums and certain capital expenditures, in addition to deposits on potential future acquisitions. In the fourth quarter of 2017 we repaid $36.3 million of mortgage debt originally scheduled to mature in early 2018. As of December 31, 2017 we had no debt maturing in 2018. As of December 31, 2017 we had $318.7 million available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants.

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land and non-recurring capital expenditures. We continually search for investment opportunities that may require additional capital and/or liquidity, which will afford us the opportunity to significantly increase our return on total investment. We will continue to pursue the strategy of selling mature properties or non-core assets that no longer meet our investment criteria. Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales. We anticipate using net proceeds from the sale of properties to reduce outstanding debt and support current and future growth initiatives. To the extent that asset sales are not sufficient to meet our long-term liquidity needs, we expect to meet such needs by incurring debt or issuing equity.

The following is a summary of our cash flow activities:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash provided by operating activities	$117,925	$117,669	$105,630
Cash (used in) provided by investing activities	(10,341)	7,746	(154,333)
Cash (used in) provided by financing activities	(103,085)	(128,477)	46,012

Operating Activities

Net cash flow provided by operating activities increased $0.3 million in 2017 compared to 2016 primarily due to the following:

•	Operating income, adjusted for non-cash activity, increased $0.5 million;

•	net accounts receivable decreased $3.8 million;

•	accounts payable, accrued expenses and other liabilities, and other assets increased approximately $2.8 million; and

•	long-term and share-based compensation expense increased $0.9 million.

Investing Activities

Net cash used in investing activities increased $18.1 million compared to 2016 primarily due to:

•	Acquisitions of real estate increased $152.9 million;

•	Development and capital improvements to real estate decreased $8.8 million;

•	Net proceeds from the sale of real estate increased $125.5 million;

•	Distributions from sales of joint venture properties decreased $1.3 million; and

•	Restricted cash increased $1.8 million.

In early 2017 we acquired two properties at a combined gross purchase price of $164.3 million, net of $4.0 million paid in the previous year as deposits and three outparcel acquisitions throughout the year with a combined gross purchase price of $1.6 million. In 2016 we acquired one property in the fourth quarter for $32.0 million. Proceeds of $19.0 million from a prior disposal were placed into escrow at closing and subsequently released for the 2016 acquisition under an Internal Revenue Code Section 1031 exchange.

At December 31, 2017, we had six properties under redevelopment or expansion that have an estimated cost of $73.7 million, of which $33.9 million remains to be invested. Completion for these projects is expected over the next year.

During 2017 we closed eleven property dispositions, a Walgreen’s Data Center and five outparcel sales with aggregate net selling proceeds of $216.5 million. In 2016 we sold six properties and six outparcels with aggregate net selling proceeds of $91.0 million. Refer to Note 4 Property Acquisitions and Dispositions of the notes to the consolidated financial statements for additional information related to dispositions.

Financing Activities

Net cash used in financing activities decreased $25.4 million compared to 2016 primarily due to:

•	costs associated with our share distribution agreement decreased $0.2 million;

•	an increase in cash dividends to common shareholders of $2.5 million primarily due to an increase in our per share quarterly dividend payment;

•	a decrease in cash paid for OP unit redemptions of $1.5 million;

•	an increase in cash paid for taxes on restricted stock vesting of (0.1) million; and

•	a decrease in net borrowings of $26.2 million including debt extinguishment costs and deferred financing costs.

As of December 31, 2017, $318.7 million was available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants. It is anticipated that additional funds borrowed under our credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the credit facilities and other debt, refer to Note 8 of notes to the consolidated financial statements.

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

We paid cash dividends of $0.88 per common share to shareholders in 2017. Cash dividends for 2016 and 2015 were $0.85 and $0.81 per common share, respectively. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.  Distributions paid by us are expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources could be used.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  As of December 31, 2017 we had $318.7 million available to be drawn on our $350.0 million unsecured revolving credit facility subject to compliance with certain covenants.

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

Debt

At December 31, 2017, we had $30.0 million outstanding on our revolving credit facility, $120.9 million of fixed rate mortgage loans encumbering certain properties, $210.0 million of unsecured term loan facilities, $610.0 million in senior unsecured notes and $28.1 million of junior subordinated notes.

In 2017, we completed eleven property and five land dispositions, generating net proceeds of approximately $216.5 million. Proceeds from these dispositions were used to fund the acquisition of two properties, net of previous deposits, for $164.3 million and repay borrowings under our revolving credit facility.

On September 14, 2017, we closed on our amended and restated $350.0 million unsecured revolving credit facility. The credit facility matures September 2021 and may be extended one year to 2022 through two six-month options. Borrowings on the credit facility will be priced at LIBOR plus a margin of between 1.30% and 1.95% based on our leverage ratio as calculated under the credit facility. Additionally, the facility allows for increased borrowing capacity up to $650.0 million through an accordion feature.

In December 2017, we issued $75.0 million senior unsecured notes. The notes were issued in three maturity tranches as follows: $25.0 million, maturing 2022, at a rate of 4.13%; $30.0 million maturing 2027, at a rate of 4.57%; and $20.0 million maturing 2029, at a rate of 4.72%. Proceeds from this issuance were used to repay without penalty $36.3 million of mortgage debt originally scheduled to mature in early 2018 and for general corporate purposes.

In November 2017, we amended and repriced our $75.0 million term loan due 2021 to reduce the loans interest rate by 35 basis points for the remainder of the term.

In addition, we had interest rate swap derivative instruments in effect for an aggregate notional amount of $270.0 million converting a portion of our floating rate corporate debt to fixed rate debt. After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at December 31, 2017, we had $58.1 million of variable rate debt outstanding.

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

As of December 31, 2017, our investments in unconsolidated joint ventures were approximately $3.5 million representing our ownership interest in four joint ventures. We accounted for these entities under the equity method. Refer to Note 6 of the notes to the consolidated financial statements for further information regarding our equity investments in unconsolidated joint ventures.

We are engaged by certain our joint ventures to provide asset management, property management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received.

Contractual Obligations

The following are our contractual cash obligations as of December 31, 2017:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$15,071	$2,561	$7,772	$2,277	$2,461
Payments due at maturity	983,998	—	244,865	204,508	534,625
Total mortgages and notes payable (1)	999,069	2,561	252,637	206,785	537,086
Interest expense (2)	281,637	41,455	114,231	54,604	71,347
Employment contracts	2,812	1,349	1,463	—	—
Capital lease	1,500	100	300	200	900
Operating leases	100,630	1,494	2,997	1,712	94,427
Construction commitments	20,753	20,753	—	—	—
Development obligations	4,840	583	1,399	571	2,287
Total contractual obligations	$1,411,241	$68,295	$373,027	$263,872	$706,047

(1)	Excludes $4.0 million of unamortized mortgage debt premium and $3.8 million in deferred financing costs.

(2)	Variable rate debt interest is calculated using rates at December 31, 2017.

At December 31, 2017, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources” above.

Employment Contracts

At December 31, 2017, we had employment contracts with our Chief Executive, Chief Financial and Chief Operating Officers, that contain minimum guaranteed compensation.

Operating and Capital Leases

We lease office space for our corporate headquarters under an operating lease that expires in August 2019.

We have a capital ground lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the land for one dollar.

We also have an operating ground lease at Centennial Shops located in Edina, Minnesota. The lease includes rent escalations throughout the lease period and expires in April 2105.

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2017, we have entered into agreements for construction activities with an aggregate cost of approximately $20.8 million.

Planned Capital Spending

We are focused on enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our redevelopment projects currently in process.

For 2018, we anticipate spending between $80.0 million and $100.0 million for capital expenditures, of which $20.8 million is reflected in the construction commitments in the above contractual obligations table. The total anticipated spending relates to redevelopment projects, tenant improvements and leasing costs. Estimates for future spending will change as new projects are approved.

Capitalization

At December 31, 2017 our total market capitalization was $2.3 billion and is detailed below:

(In thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $8.1 million in cash)	$1,004,709
Common shares, OP units, and dilutive securities based on market price of $14.73 at December 31, 2017	1,200,024
Convertible perpetual preferred shares based on market price of $57.66 at December 31, 2017	106,613
Total market capitalization	$2,311,346

Net debt to total market capitalization	43.5%

At December 31, 2017, noncontrolling interests represented a 2.3% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash. Assuming the exchange of all OP Units, there would have been 81,282,641 of our common shares of beneficial interest outstanding at December 31, 2017, with a market value of approximately $1.2 billion.

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

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net income	$70,719	$61,112	$66,895
Net (income) attributable to noncontrolling partner interest	(1,659)	(1,448)	(1,786)
Preferred share dividends	(6,701)	(6,701)	(6,838)
Preferred share conversion costs	—	—	(500)
Net income (loss) available to common shareholders	62,359	52,963	57,771
Adjustments:
Rental property depreciation and amortization expense	91,097	91,610	89,289
Pro-rata share of real estate depreciation from unconsolidated joint ventures	302	310	1,782
Gain on sale of depreciable real estate	(51,977)	(34,108)	(13,529)
Gain on sale of joint venture depreciable real estate (1)	—	(26)	(16,489)
Provision for impairment on income-producing properties	8,422	—	—
Other gain on unconsolidated joint ventures (2)	—	(215)	(7,892)
FFO available to common shareholders	110,203	110,534	110,932
Noncontrolling interest in Operating Partnership (3)	1,659	1,448	1,786
Preferred share dividends (assuming conversion) (4)	6,701	6,701	6,838
FFO available to common shareholders and dilutive securities	$118,563	$118,683	$119,556

Gain on sale of land	(787)	(1,673)	(4,042)
Provision for impairment for land available for development or sale	982	977	2,521
Loss (gain) on extinguishment of debt	—	1,256	(1,414)
Accelerated amortization of debt premium	110	(128)	—
Severance expense	715	492	35
Acquisition costs	—	316	644
Preferred share conversion costs	—	—	500
Operating FFO available to common shareholders and dilutive securities	$119,583	$119,923	$117,800

Weighted average common shares	79,344	79,236	78,848
Shares issuable upon conversion of Operating Partnership Units (3)	1,917	1,943	2,187
Dilutive effect of restricted stock	186	199	187
Shares issuable upon conversion of preferred shares (4)	6,740	6,630	6,692
Weighted average equivalent shares outstanding, diluted	88,187	88,008	87,914

Diluted earnings (loss) per share (5)	$0.78	$0.66	$0.73
Per share adjustments for FFO available to common shareholders and dilutive securities	0.56	0.69	0.63
FFO available to common shareholders and dilutive securities per share, diluted	1.34	1.35	1.36

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	0.02	0.01	(0.02)
Operating FFO available to common shareholders and dilutive securities per share, diluted	$1.36	$1.36	$1.34

(1)	Amount included in earnings (loss) from unconsolidated joint ventures.

(2)	The gain represents the difference between the carrying value and the fair value of our previously held equity investment in the joint properties triggered by disposals of joint venture properties.

(3)	The total noncontrolling interest reflects OP units convertible 1:1 into common shares.

(4)	In 2017, our Series D convertible preferred shares paid annual dividends of $6.7 million and are currently convertible into approximately 6.7 million shares of common stock. They are dilutive only when earnings or FFO exceed approximately $1.00 per diluted share per year The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on FFO and earnings per share in future periods.

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

The following is a summary of our wholly owned properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended December 31,		Twelve Months Ended December 31,
Property Designation	2017	2016	2017	2016
Same-property	49	49	49	49
Acquisitions (1)	3	3	3	3
Redevelopment (2)	4	4	4	4
Total wholly owned properties	56	56	56	56

(1)	Includes the following properties for the three and twelve months ended December 31, 2017 and 2016: Centennial Shops, Providence Marketplace and Webster Place.

(2)
Includes the following properties for the three months ended December 31, 2017 and 2016: Deerfield Towne Center, Hunter’s Square, Woodbury Lakes and West Oaks. The entire property indicated for each period is completely excluded from the same property NOI.

The following is a reconciliation of our Operating Income to Same Property NOI:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)

Net income available to common shareholders	$19,248	$5,235	$62,359	$52,963
Preferred share dividends	1,675	1,676	6,701	6,701
Net income attributable to noncontrolling partner interest	501	166	1,659	1,448
Income tax provision	24	65	143	299
Interest expense	10,995	10,696	44,866	44,514
Costs associated with early extinguishment of debt	—	409	—	1,256
Earnings from unconsolidated joint ventures	(50)	(117)	(273)	(454)
Gain on sale of real estate	(16,843)	(96)	(52,764)	(35,781)
Gain on remeasurement of unconsolidated joint venture	—	—	—	(215)
Other expense, net	96	(129)	708	177
Management and other fee income	(141)	(98)	(455)	(529)
Depreciation and amortization	22,053	21,986	91,335	91,793
Acquisition costs	—	198	—	316
General and administrative expenses	7,383	4,967	26,159	22,041
Provision for impairment	982	—	9,404	977
Lease termination fees	(23)	(71)	(83)	(139)
Amortization of lease inducements	44	44	175	221
Amortization of acquired above and below market lease intangibles, net	(1,130)	(1,069)	(4,397)	(3,397)
Straight-line ground rent expense	70	63	281	63
Amortization of acquired ground lease intangibles	6	6	25	6
Straight-line rental income	(872)	(948)	(2,669)	(2,383)
NOI	44,018	42,983	183,174	179,877
NOI from Other Investments	(4,951)	(4,788)	(25,529)	(25,866)
Same Property NOI with Redevelopment	39,067	38,195	157,645	154,011
NOI from Redevelopment (1)	(6,016)	(5,850)	(23,991)	(21,954)
Same Property NOI without Redevelopment	$33,051	$32,345	$133,654	$132,057

(1)
The NOI from Redevelopment adjustments represent 100% of the NOI related to Deerfield Towne Center, Hunter’s Square, Woodbury Lakes and West Oaks, and a portion of the NOI related to specific GLA at Spring Meadows, The Shoppes at Fox River II, The Shops on Lane Avenue, Mission Bay, River City Marketplace and Town & Country for the periods presented. Because of the redevelopment activity, the center or specific space is not considered comparable for the periods presented and adjusted out of Same Property NOI with Redevelopment in arriving at Same Property NOI without Redevelopment.

The following table summarizing GLA and NOI at properties for which we are adding additional GLA or retenanting space. The property is included in same property NOI, however a portion of GLA and NOI is excluded.

		Portion of GLA & NOI Impacted by Redevelopment
		Three Months Ended December 31,				Twelve Months Ended December 31,
	Stable	2017		2016		2017		2016
Property	GLA	GLA	NOI	GLA	NOI	GLA	NOI	GLA	NOI
	(in thousands)
Mission Bay	214	52	$(401)	52	$(327)	52	$(1,475)	52	$(882)
River City Marketplace	557	6	(39)	6	—	6	(100)	6	—
Shops on Lane	168	4	(27)	4	(7)	4	(108)	4	(7)
Spring Meadows	241	74	(140)	74	—	74	(635)	74	(142)
The Shoppes at Fox River	288	48	(141)	48	(54)	48	(422)	48	(68)
Town & Country Crossing	134	51	(155)	51	(65)	51	(506)	51	(126)
Total adjustments		235	$(903)	235	$(453)	235	$(3,246)	235	$(1,225)

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at December 31, 2017, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.6 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $44.8 million at December 31, 2017.

We had interest rate swap agreements with an aggregate notional amount of $270.0 million as of December 31, 2017. The agreements provided for fixed rates ranging from 1.46% to 2.15% and had expirations ranging from October 2018 to March 2023.
The following table sets forth information as of December 31, 2017 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value. Net debt premium and unamortized deferred financing costs of approximately $0.1 million are excluded:

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
(dollars in thousands)
Fixed-rate debt	$2,562	$5,859	$102,269	$114,508	$77,397	$638,349	$940,944	$940,768
Average interest rate	6.0%	6.8%	4.0%	3.5%	3.9%	3.2%	3.8%	3.9%
Variable-rate debt	$—	$—	$—	$30,000	$—	$28,125	$58,125	$58,125
Average interest rate	—%	—%	—%	2.7%	—%	4.7%	3.7%	4.6%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at December 31, 2017 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of December 31, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

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

Item 11. Executive Compensation

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our equity compensations plans as of December 31, 2017:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	13,933	$—	1,204,000
Equity compensation plans not approved by security holders	—	—	—
Total	13,933	$—	1,204,000

The total in Column (A) above consisted of 13,933 deferred common shares.

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

Item 14. Principal Accountant Fees and Services

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Consolidated financial statements. See “Item 8 – Financial Statements and Supplementary Data.”

(2)	Financial statement schedule. See “Item 8 – Financial Statements and Supplementary Data.”

(3)	Exhibits

3.1	Articles of Restatement of Declaration of Trust of the Company, effective June 8, 2010, incorporated by reference Appendix A to the Company's 2010 Proxy dated April 30, 2010.

3.2	Amended and Restated Bylaws of the Company, effective February 23, 2012, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 2015.

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

10.4	Amended and Restated Employment Agreement, dated April 26, 2017, between the Company and Dennis Gershenson, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated April 26, 2017.**

10.5*	Summary of Trustee Compensation Program.**

10.6	Ramco-Gershenson Properties Trust 2012 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated June 12, 2012.**

10.7	Change in Control Policy, dated May 14, 2013, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated May 16, 2013.

10.8	Form of Non-Qualified Option Agreement Under 2012 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 12, 2012**

10.9	Form of Restricted Stock Award Agreement Under 2012 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 6, 2012**

10.10	Unsecured Term Loan Agreement, dated as of September 30, 2011 among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust, as Guarantor, KeyBank National

Association, The Huntington National Bank, PNC Bank, National Association, KeyBank National Association, as Agent, and KeyBanc Capital Markets, as Sole Lead Manager and Arranger incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.

10.11
Unconditional Guaranty of Payment and Performance, dated as of September 30, 2011, by Ramco-Gershenson Properties Trust, in favor of KeyBank National Association and the other lenders under the Unsecured Term Loan Agreement incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.

10.12	2017 Executive Incentive Plan, dated March 6, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2017.**

10.13	$110 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 2, 2013.

10.14
Agreement for the Acquisition of Partnership and Limited Liability Company Interests, dated March 5, 2013, between CLPF-Ramco, LLC, CLPF-Ramco L.P., Ramco Lion, LLC, Ramco-Gershenson Properties, L.P. and Ramco GP incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q ended March 31, 2013.

10.15
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

10.16
Third Amendment To Unsecured Term Loan Agreement by and among Ramco-Gershenson Properties, L.P. and KeyBank National Association incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q ended June 30, 2013.

10.17
$100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated May 28, 2014 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q ended June 30, 2014.

10.18
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

10.19
$100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated September 8, 2014 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q ended September 30, 2014.

10.20
First Amended Employment Agreement dated January 29, 2018, between Ramco-Gershenson Properties Trust and John Hendrickson incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 2, 2018.**

10.21
$100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated September 30, 2015 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q ended September 30, 2015.

10.22
Employment Agreement, dated December 16, 2015, between Ramco-Gershenson Properties Trust and Geoffrey Bedrosian incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 18, 2015.**

10.23
$75 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated August 19, 2016 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 8-K dated July 8, 2016.

10.24
Fourth Amended and Restated Unsecured Credit Agreement dated September 14, 2017 among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust, as a Guarantor, KeyBank National Association, as a Bank, the Other Banks which are a Party to this Agreement, the

Other Banks which may become Parties to this Agreement, KeyBank National Association, as Administrative Agent, KeyBanc Capital Markets Inc., Deutsche Bank Securities Inc., and PNC Capital Markets LLC, as Joint-Lead Arrangers, Deutsche Bank Securities Inc. and PNC Bank, National Association as Syndication Agents, and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Documentation Agents incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 20, 2017.

10.25	Guaranty, dated September 14, 2017 among Ramco-Gershenson Properties Trust, as Guarantor, in favor of KeyBank National Association and certain other lenders as Exhibit 10.1.

10.26
$75 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated December 21, 2017 incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 27, 2017.

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

Ramco-Gershenson Properties Trust

Dated:	February 22, 2018	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson,
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated:	February 22, 2018	By: /s/ Stephen R. Blank
Stephen R. Blank,
Chairman

Dated:	February 22, 2018	By: /s/ Dennis E. Gershenson
Dennis E. Gershenson,
Trustee, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 22, 2018	By: /s/ Arthur H. Goldberg
Arthur H. Goldberg,
Trustee

Dated:	February 22, 2018	By: /s/ David J. Nettina
David J. Nettina,
Trustee

Dated:	February 22, 2018	By: /s/ Joel M. Pashcow
Joel M. Pashcow,
Trustee

Dated:	February 22, 2018	By: /s/ Mark K. Rosenfeld
Mark K. Rosenfeld,
Trustee

Dated:	February 22, 2018	By: /s/ Laurie M. Shahon
Laurie M. Shahon,
Trustee

Dated:	February 22, 2018	By: /s/ Geoffrey Bedrosian
Geoffrey Bedrosian,
Chief Financial Officer and Secretary
(Principal Financial Officer)

Dated:	February 22, 2018	By: /s/ Raymond J. Merk
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

Our management conducted an assessment of our internal controls over financial reporting as of December 31, 2017 using the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our internal control over financial reporting.  Their report appears on page F-3 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Ramco-Gershenson Properties Trust

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Ramco-Gershenson Properties Trust (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Ramco-Gershenson Properties Trust

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Ramco-Gershenson Properties Trust (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/GRANT THORNTON LLP

We have served as the Company's auditor since 2005.

Philadelphia, Pennsylvania
February 22, 2018

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2017	2016
ASSETS		(as revised)
Income producing properties, at cost:
Land	$397,935	$374,889
Buildings and improvements	1,732,844	1,757,781
Less accumulated depreciation and amortization	(351,632)	(345,204)
Income producing properties, net	1,779,147	1,787,466
Construction in progress and land available for development or sale	58,243	61,224
Real estate held for sale	—	8,776
Net real estate	1,837,390	1,857,466
Equity investments in unconsolidated joint ventures	3,493	3,150
Cash and cash equivalents	8,081	3,582
Restricted cash	4,810	11,144
Accounts receivable, net	26,145	24,016
Acquired lease intangibles, net	59,559	72,424
Other assets, net	90,916	89,716
TOTAL ASSETS	$2,030,394	$2,061,498

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$999,215	$1,021,223
Capital lease obligation	1,022	1,066
Accounts payable and accrued expenses	56,750	57,357
Acquired lease intangibles, net	60,197	63,734
Other liabilities	8,375	9,893
Distributions payable	19,666	19,627
TOTAL LIABILITIES	1,145,225	1,172,900

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of December 31, 2017 and 2016, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,366 and 79,272 shares issued and outstanding as of December 31, 2017 and 2016, respectively	794	793
Additional paid-in capital	1,160,862	1,158,430
Accumulated distributions in excess of net income	(392,619)	(384,934)
Accumulated other comprehensive income	2,858	985
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	864,322	867,701
Noncontrolling interest	20,847	20,897
TOTAL SHAREHOLDERS' EQUITY	885,169	888,598
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,030,394	$2,061,498
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUE
Minimum rent	$198,362	$192,793	$183,198
Percentage rent	704	600	539
Recovery income from tenants	61,258	62,841	61,561
Other property income	4,303	4,167	4,739
Management and other fee income	455	529	1,753
TOTAL REVENUE	265,082	260,930	251,790
EXPENSES
Real estate taxes	42,683	41,739	38,737
Recoverable operating expense	27,653	29,581	30,604
Other non-recoverable operating expense	4,449	3,575	4,271
Depreciation and amortization	91,335	91,793	89,439
Acquisitions costs	—	316	644
General and administrative expense	26,159	22,041	20,077
Provision for impairment	9,404	977	2,521
TOTAL EXPENSES	201,683	190,022	186,293
OPERATING INCOME	63,399	70,908	65,497
OTHER INCOME AND EXPENSES
Other expense, net	(708)	(177)	(624)
Gain on sale of real estate	52,764	35,781	17,570
Earnings from unconsolidated joint ventures	273	454	17,696
Interest expense	(44,866)	(44,514)	(42,211)
Other gain on unconsolidated joint ventures	—	215	7,892
(Loss) gain on extinguishment of debt	—	(1,256)	1,414
NET INCOME BEFORE TAX	70,862	61,411	67,234
Income tax provision	(143)	(299)	(339)
NET INCOME	70,719	61,112	66,895

Net (income) attributable to noncontrolling partner interest	(1,659)	(1,448)	(1,786)
NET INCOME ATTRIBUTABLE TO RPT	69,060	59,664	65,109
Preferred share dividends	(6,701)	(6,701)	(6,838)
Preferred share conversion costs	—	—	(500)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$62,359	$52,963	$57,771

EARNINGS PER COMMON SHARE
Basic	$0.78	$0.66	$0.73
Diluted	$0.78	$0.66	$0.73

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,344	79,236	78,848
Diluted	79,530	79,435	79,035

OTHER COMPREHENSIVE INCOME
Net income	$70,719	$61,112	$66,895
Other comprehensive income:
Change in fair value of interest rate swaps	2,082	2,442	570
Comprehensive income	72,801	63,554	67,465
Comprehensive income attributable to noncontrolling interest	(1,708)	(1,501)	(1,794)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$71,093	$62,053	$65,671
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2014 (as revised)	$100,000	$776	$1,130,262	$(361,547)	$(1,966)	$25,790	$893,315
Issuance of common shares, net of costs	—	9	17,101	—	—	—	17,110
Conversion and redemption of OP unit holders	—	—	—	—	—	(3,826)	(3,826)
Conversion of preferred shares	(7,573)	5	7,568	(500)	—	—	(500)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	2	1,414	—	—	—	1,416
Dividends declared to common shareholders	—	—	—	(64,656)	—	—	(64,656)
Dividends declared to preferred shareholders	—	—	—	(6,838)	—	—	(6,838)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,776)	(1,776)
Dividends paid on restricted shares	—	—	—	(337)	—	—	(337)
Other comprehensive loss adjustment	—	—	—	—	562	8	570
Net income	—	—	—	65,109	—	1,786	66,895
Balance, December 31, 2015 (as revised)	92,427	792	1,156,345	(368,769)	(1,404)	21,982	901,373
Issuance of common shares, net of costs	—	—	(202)	—	—	—	(202)
Conversion and redemption of OP unit holders	—	—	—	(598)	—	(919)	(1,517)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	1	2,287	—	—	—	2,288
Dividends declared to common shareholders	—	—	—	(68,160)	—	—	(68,160)
Dividends declared to preferred shareholders	—	—	—	(6,701)	—	—	(6,701)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,667)	(1,667)
Dividends declared to deferred shares	—	—	—	(370)	—	—	(370)
Other comprehensive income adjustment	—	—	—	—	2,389	53	2,442
Net income	—	—	—	59,664	—	1,448	61,112
Balance, December 31, 2016 (as revised)	92,427	793	1,158,430	(384,934)	985	20,897	888,598
Issuance of common shares, net of costs	—	—	(24)	—	—	—	(24)
Cumulative effect adjustment - ASU adoption	—	—	—	221	(160)	(61)	—
Conversion and redemption of OP unit holders	—	—	—	(1)	—	(10)	(11)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	1	2,456	—	—	—	2,457
Dividends declared to common shareholders	—	—	—	(69,845)	—	—	(69,845)
Dividends declared to preferred shareholders	—	—	—	(6,701)	—	—	(6,701)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,687)	(1,687)
Dividends declared to deferred shares	—	—	—	(419)	—	—	(419)
Other comprehensive income adjustment	—	—	—	—	2,033	49	2,082
Net income	—	—	—	69,060	—	1,659	70,719
Balance, December 31, 2017	$92,427	$794	$1,160,862	$(392,619)	$2,858	$20,847	$885,169
The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$70,719	$61,112	$66,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,335	91,793	89,439
Amortization of deferred financing fees	1,418	1,443	1,433
Income tax provision	143	299	339
Earnings from unconsolidated joint ventures	(273)	(454)	(17,696)
Distributions received from operations of unconsolidated joint ventures	738	496	1,744
Provision for impairment	9,404	977	2,521
Loss (gain) on extinguishment of debt	—	1,256	(1,414)
Other gain on unconsolidated joint ventures	—	(215)	(7,892)
Gain on sale of real estate	(52,764)	(35,781)	(17,570)
Amortization of premium on mortgages and notes payable, net	(1,153)	(1,815)	(1,687)
Service-based restricted share expense	2,710	2,861	1,888
Long-term incentive cash and equity compensation expense (benefit)	1,695	664	(271)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(1,974)	1,859	(6,708)
Acquired lease intangibles and other assets, net	(170)	674	4,529
Accounts payable, acquired lease intangibles and other liabilities	(3,903)	(7,500)	(9,920)
Net cash provided by operating activities	117,925	117,669	105,630
INVESTING ACTIVITIES
Acquisitions of real estate, net of assumed debt	$(165,882)	$(12,990)	$(152,923)
Development and capital improvements	(63,256)	(72,038)	(60,923)
Net proceeds from sales of real estate	216,463	90,975	45,960
Distributions from sale of joint venture property	—	1,303	14,098
Change in restricted cash	2,334	496	(545)
Net cash (used in) provided by investing activities	(10,341)	7,746	(154,333)
FINANCING ACTIVITIES
Proceeds on mortgages and notes payable	$75,000	$75,000	$150,000
Repayment of mortgages and notes payable	(39,775)	(149,956)	(92,305)
Proceeds on revolving credit facility	258,000	185,000	246,000
Repayments on revolving credit facility	(314,000)	(159,000)	(196,000)
Payment of debt extinguishment costs	—	(410)	—
Payment of deferred financing costs	(3,120)	(698)	(522)
Proceeds from issuance of common shares, net of costs	(24)	(202)	17,110
Repayment of capitalized lease obligation	(44)	(42)	(720)
Redemption of operating partnership units for cash	(11)	(1,517)	(3,826)
Conversion of preferred shares	—	—	(500)
Shares used for employee taxes upon vesting of awards	(498)	(574)	(472)
Dividends paid to preferred shareholders	(6,701)	(6,701)	(6,977)
Dividends paid to common shareholders	(70,225)	(67,710)	(63,972)
Distributions paid to operating partnership unit holders	(1,687)	(1,667)	(1,804)
Net cash (used in) provided by financing activities	(103,085)	(128,477)	46,012
Net change in cash and cash equivalents	4,499	(3,062)	(2,691)
Cash and cash equivalents at beginning of period	3,582	6,644	9,335
Cash and cash equivalents at end of period	$8,081	$3,582	$6,644

The accompanying notes are an integral part of these consolidated financial statements.
RAMCO-GERSHENSON PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Assumption of debt related to acquisitions	$—	$—	$60,048
Equity investment in unconsolidated joint venture	$3,000	$—	$—
Deferred gain on real estate sold to unconsolidated joint venture	$(2,167)	$—	$—
Escrowed proceeds used in acquisition of real estate	$—	$18,990	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $345, $743 and $1,613, respectively)	$43,744	$46,937	$42,898

The accompanying notes are an integral part of these consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015
1. Organization and Summary of Significant Accounting Policies

Ramco-Gershenson Properties Trust, together with our subsidiaries (the “Company”), is a real estate investment trust (“REIT”) primarily engaged in the business of owning and managing regionally dominant and urban-oriented infill shopping centers in key growth sub-markets in the 40 largest metropolitan markets in the United States.  Our property portfolio consists of 56 wholly owned shopping centers comprising approximately 13.5 million square feet. We also have ownership interests of 7%, 20%, 30% and 30%, respectively, in four joint ventures, three of which own a single shopping center and one with no significant activity. Our joint ventures are reported using equity method accounting.  We earn fees from certain joint ventures for managing, leasing and redeveloping the shopping centers they own.  We also own interests in several land parcels that are available for development or sale. Most of our properties are anchored by supermarkets and/or national chain stores. The Company's credit risk, therefore, is concentrated in the retail industry. As of December 31, 2017, our wholly-owned properties located in Michigan and Florida accounted for approximately 20%, and 21%, respectively, of our annualized base rent. As of December 31, 2012, Michigan accounted for approximately 40%.

We made an election to qualify as a REIT for federal income tax purposes.  Accordingly, we generally will not be subject to federal income tax, provided that we annually distribute at least 90% of our taxable income to our shareholders and meet other conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of us and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (97.7%, 97.6% and 97.2% owned by us at December 31, 2017, 2016 and 2015, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”).  The presentation of consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.  Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss).  All intercompany transactions and balances are eliminated in consolidation.

We own 100% of the non-voting and voting common stock of Ramco-Gershenson, Inc. (“Ramco”), and therefore it is included in the consolidated financial statements.  Ramco has elected to be a taxable REIT subsidiary for federal income tax purposes.  Ramco provides property management services to us and to other entities, including certain real estate joint venture partners.

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

Correction of Immaterial Error

In the third quarter of 2017, management identified certain special assessment obligations on undeveloped land that required revision. The adjustment to revise the obligations approximated $3.1 million. The correction had no impact on earnings or cash flows for 2016 and 2015.

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

A reconciliation of the effects of the correction to the previously reported balance sheet at December 31, 2016 follows:

	December 31, 2016
	As reported	Adjustment	Adjusted
	(In thousands)
Other liabilities	$6,800	$3,093	$9,893
Total liabilities	$1,169,807	$3,093	$1,172,900
Accumulated distributions in excess of net income	$(381,912)	$(3,022)	$(384,934)
Noncontrolling interest	$20,968	$(71)	$20,897
Total shareholder's equity	$891,691	$(3,093)	$888,598

A reconciliation of the effects of the correction to the previously reported statement of stockholders' equity for the years ending December 31, 2016, 2015 and 2014 follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Accumulated distributions in excess of net income, as reported	$(381,912)	$(365,747)	$(358,525)
Correction	(3,022)	(3,022)	(3,022)
Accumulated distributions in excess of net income, adjusted	$(384,934)	$(368,769)	$(361,547)

Noncontrolling interest, as reported	$20,968	$22,053	$25,861
Correction	(71)	(71)	(71)
Noncontrolling interest, adjusted	$20,897	$21,982	$25,790

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

We provide for bad debt expense based upon the allowance method of accounting. We monitor the collectability of our accounts receivable from specific tenants on an ongoing basis, analyze historical bad debts, customer creditworthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  Allowances are taken for those balances that we have reason to believe may be uncollectible.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated bad debts.  However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.  At December 31, 2017 and 2016, our accounts receivable were $26.1 million and $24.0 million, respectively, net of allowances for doubtful accounts of $1.4 million and $1.9 million, respectively.

In addition, many of our leases contain non-contingent rent escalations for which we recognize income on a straight-line basis over the non-cancelable lease term.  This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the “Other assets, net” line item in our consolidated balance sheets.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.  The balance of straight-line rent receivable at December 31, 2017 and 2016, net of allowances of $2.7 million and $3.2 million was $19.4 million and $18.8 million, respectively.  To the extent any of the tenants under these leases become unable to pay its contractual cash rents, we may be required to write down the straight-line rent receivable from that tenant, which would reduce our operating income.

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

In 2017, we recorded impairment provisions totaling $1.0 million and $8.4 million, related to developable land and on shopping centers classified as income producing, respectively. The adjustment related to land was triggered by unforeseen increases in development costs and changes in associated sales price assumptions. The impairment provision on income producing properties was related to the Company's decision to market for potential sale certain wholly-owned income producing properties.

Investments in Real Estate Joint Ventures

We have four equity investments in unconsolidated joint venture entities in which we own 30% or less of the total ownership interest.  Under three of the joint ventures, because we can influence but not make significant decisions without our partners' approval, these investments are accounted for under the equity method of accounting. We provide leasing, development, asset and property management services to these joint ventures for which we are paid fees.

The fourth joint venture operating agreement does not provide any of the equity holders substantive kick-out rights nor substantive participating rights, therefore we have concluded it is a variable interest entity. We have evaluated all explicit and implicit interests and further concluded we do not control the entity, nor are we the primary beneficiary. Because we do not control the joint venture we do not consolidate it as a variable interest entity, but instead account for it using the equity method. Refer to Note 6 of the notes to the consolidated financial statements for further information regarding our equity investments in unconsolidated joint ventures.

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

There were no impairment provisions on our equity investments in joint ventures recorded in 2017, 2016 or 2015.

Deferred Financing Costs

Debt issuance costs related to a recognized debt liability is presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Unamortized debt issuance costs of $3.8 million and $3.7 million are included in Notes payable, net as of December 31, 2017 and 2016, respectively.

Debt issuance costs associated with a line of credit arrangement is classified as an asset and subsequently amortized ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Unamortized debt issuance costs related to our unsecured revolving credit facility of $2.7 million and $1.2 million are included in Other assets, net as of December 31, 2017 and 2016, respectively.

Other Assets, net

Other assets consist primarily of acquired development agreement intangibles, an acquired ground lease intangible, straight-line rent receivable, deferred leasing costs, deferred financing costs related to our unsecured revolving credit facility and prepaid expenses. Deferred financing costs related to our unsecured revolving credit facility and leasing costs are amortized using the straight-line method over the terms of the respective agreements, which approximates the effective interest method. Should a tenant terminate its lease, the unamortized portion of the leasing cost is expensed.  Unamortized deferred financing costs are expensed when the related agreements are terminated before their scheduled maturity dates.  Lastly, the acquired development agreement and acquired ground lease intangible assets are amortized over the terms of the respective agreements as well.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”).  As of December 31, 2017, we had $11.1 million in excess of the FDIC insured limit.

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

Income Tax Status

We made an election, and believe our operating activities permit us, to qualify as a REIT for federal income tax purposes.  Accordingly, we generally will not be subject to federal income tax, provided that we distribute at least 90% of our taxable income annually to our shareholders and meet other conditions.  We are obligated to pay state taxes, generally consisting of franchise or gross receipts taxes in certain states which are not material to our consolidated financial statements.

Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries, (“TRSs”) which are subject to federal and state income taxes.  During the years ended December 31, 2017, 2016, and 2015, we sold various properties and land parcels at a gain, resulting in both a federal and state tax liability.  See Note 16 of the notes to the consolidated financial statements for further information regarding income taxes.

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

We have evaluated our investments in joint ventures and determined that three of our joint ventures do not meet the requirements of a VIE and, therefore, consolidation of these ventures is not required.  While the fourth joint venture does meet the requirements of a VIE, we have concluded we are not the primary beneficiary and therefore do not consolidate the entity. Accordingly, all our investments are accounted for using the equity method.

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
2.  Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2017-01, "Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. While there are various differences between the accounting for an asset acquisition and a business combination, the largest impact is that certain transaction costs are capitalized for asset acquisitions rather than expensed when they are considered business combinations. ASU 2017-01 is effective for annual periods beginning after December 15, 2018; however the Company early adopted this standard during the first quarter of 2017. Transaction costs of $0.6 million have been capitalized in connection with our 2017 acquisitions.

In 2016, the FASB issued ASU 2016-07 "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting" ("ASU 2016-07"). ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The Company adopted this standard on January 1, 2017 and it did not have a material impact on our consolidated financial statements.

In March 2016, the FASB updated ASC Topic 718 "Compensation - Stock Compensation" with ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of share-based payment award transactions, including tax consequences, classification of awards and the classification on the statement of cash flows. ASU 2016-09 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2016. The adoption of this standard resulted in classifying cash paid by the Company to taxing authorities when directly withholding shares upon vesting as financing activities in the consolidated statements of cash flows. The adoption of this update did not have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. It is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, however the Company early adopted this standard during the fourth quarter of 2017. The adoption resulted in a cumulative effect adjustment of approximately $0.2 million as reflected in the consolidated statements of stockholders' equity.

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

In May 2017, the FASB issued ASU 2017-09 "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"). ASU 2017-09 clarifies guidance about what changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this standard is not anticipated to have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" ("ASU 2017-05"). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. ASU 2017-05 also defines the term in substance nonfinancial asset. In addition, ASU 2017-05 eliminates the guidance specific to real estate sales in ASC 360-20. It is effective for annual periods beginning after December 15, 2017. We will adopt ASU 2017-05 simultaneously with the new revenue standard using the modified retrospective method on January 1, 2018.

In preparing for the adoption of ASU 2017-05, the Company identified the sale of a nonfinancial asset (real estate) in the fourth quarter of 2017 that the new guidance applies to. As such, the Company anticipates an adjustment under the modified retrospective method on January 1, 2018 of approximately $2.2 million to equity associated with this transaction. The adjustment will have no impact on earnings or cash flows in 2018.
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

In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows". This new guidance is effective January 1, 2018, with early adoption permitted, and requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The pronouncement requires a retrospective transition method of adoption. Upon adoption, the Company will include amounts generally described as restricted cash within the beginning-of-period, change and end-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows.

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

In February 2016, the FASB updated ASC Topic 842 "Leases" ("ASU 2016-02"). ASU 2016-02 requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not direct leasing costs. ASU 2016-02 is effective for periods beginning after December 15, 2018, with early adoption permitted using a modified retrospective approach. The Company continues to evaluate the effect the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures. However, we currently believe the adoption of ASU 2016-02 will not have a material impact for operating leases where we are a lessor and we will continue to record revenues from rental properties for operating leases on a straight-line basis. In addition, for leases where the Company is a lessee, primarily the Company’s ground lease and administrative office lease, the Company believes it will record a lease liability and a right of use asset at fair value upon adoption related to these items. Also under this new pronouncement, non-lease components of new or modified leases, including common area maintenance reimbursements, will be accounted for under the Revenue from Contracts with Customers guidance described below. The Company anticipates that it will be required to bifurcate certain lease revenues between lease and non-lease components. Additionally, only incremental direct leasing costs may be capitalized under this new guidance. The Company expects to adopt this new guidance on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance as well as impact the existing GAAP guidance governing the sale of non-financial assets. The standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies will need to exercise more judgment and make more estimates than under existing GAAP guidance. ASU 2014-09 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted in periods ending after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application (modified retrospective method). We will adopt the standard and the related updates subsequently issued by the FASB using the modified retrospective method on January 1, 2018.
ASU 2014-09 applies only to certain revenue included in Other Property Income and Management and Other Fee Income in our Consolidated Statement of Operations which approximate $4.8 million or less than 2.0% of total revenue. The timing of revenue recognition associated with these items is expected to remain substantially unchanged and no adjustment is expected upon adoption.

In addition, ASU 2014-09 may result in additional disclosures associated with disaggregation of revenue, contract balances included in the consolidated balance sheet, information associated with our performance obligations included in our contracts with customers, significant judgments and changes in judgments made by management around contracts, and assets recognized from costs to obtain or fulfill a contract, where applicable.

3. Real Estate

Included in our net real estate are income producing shopping center properties that are recorded at cost less accumulated depreciation and amortization, construction in process and land available for development or sale.

Following is the detail of the construction in progress and land available for development or sale as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)

Construction in progress	$26,598	$23,445
Land available for development	25,596	26,805
Land available for sale	6,049	10,974
Total	$58,243	$61,224

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

4. Property Acquisitions and Dispositions
Acquisitions

The following table provides a summary of our acquisitions during 2017 and 2016:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Debt
		(In thousands)			(In thousands)
2017
Providence Marketplace	Mt. Juliet, TN	632	N/A	02/17/17	$115,126	$—
Webster Place	Chicago, IL	135	N/A	02/17/17	53,162	—
Total consolidated income producing acquisitions		767	—		168,288	—

Troy Marketplace - Outparcel	Troy, MI	N/A	0.4	08/24/17	901	—
Troy Marketplace - Outparcel	Troy, MI	N/A	0.4	06/30/17	175	—
Troy Marketplace - Outparcel	Troy, MI	N/A	0.5	01/17/17	475	—
Total consolidated land acquisitions / outparcel acquisitions		—	1.3		1,551	—

Total acquisitions		767	1.3		$169,839	$—

2016
Centennial Shops	Edina, MN	85	N/A	10/11/16	$31,980	$—
Total acquisitions		85	—		$31,980	$—

The total aggregate fair value of the acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for business combinations.  At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

	December 31,
	2017	2016
	(In thousands)
Land	$52,132	$—
Buildings and improvements	107,156	29,639
Above market leases	409	—
Ground leasehold	—	2,203
Lease origination costs	12,885	4,717
Other assets	3,899	813
Below market leases	(6,642)	(5,392)
Net assets acquired (1)	$169,839	$31,980

(1) The 2017 net assets acquired include $4.0 million of deposits paid in 2016. The 2016 net assets acquired include $19.0 million of escrowed proceeds from dispositions.

Total revenue and net income for the 2017 acquisitions included in our consolidated statement of operations for the year ended December 31, 2017 were $13.4 million and $2.3 million, respectively.

Unaudited Proforma Information

If the 2017 and 2016 acquisitions had occurred on January 1, 2016, our consolidated revenues and net income for the years ended December 31, 2017 and 2016 would have been as follows:

	Years Ended December 31,
	2017	2016
	(in thousands)
Consolidated revenue	$267,181	$267,170
Consolidated net income available to common shareholders	$62,696	$53,539

Dispositions

The following table provides a summary of our disposition activity during 2017 and 2016.

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain (loss) on Sale
		(In thousands)			(In thousands)
2017
Liberty Square	Wauconda, IL	107	N/A	12/27/17	$14,075	$2,113
Rolling Meadows	Rolling Meadows, IL	134	N/A	12/21/17	17,350	5,815
Village Plaza	Lakeland, FL	158	N/A	12/15/17	19,000	3,547
Millennium Park (1)	Livonia, MI	273	N/A	11/30/17	51,000	5,056
Hoover Eleven	Warren, MI	281	N/A	09/29/17	20,350	—
Auburn Mile - Aqua Tots	Auburn Hills, MI	5	N/A	08/25/17	1,000	123
New Towne Plaza	Canton Township, MI	193	N/A	08/04/17	26,000	16,120
Clinton Valley	Sterling Heights, MI	205	N/A	08/01/17	23,500	7,376
Roseville Towne Center	Roseville, MI	77	N/A	07/24/17	10,250	(291)
Gaines Marketplace	Caledonia, MI	60	N/A	07/07/17	9,500	690
Walgreen's Data Center	Mount Prospect, IL	73	N/A	07/07/17	6,200	252
Auburn Mile	Auburn Hills, MI	91	N/A	03/17/17	13,311	6,991
Oak Brook Square	Flint, MI	152	N/A	02/10/17	14,200	4,185
Total income producing dispositions		1,809	—		$225,736	$51,977

Holcomb Roswell - Outparcel	Alpharetta, GA	N/A	1.0	12/29/17	$375	$(102)
River City Marketplace - Outparcel	Jacksonville, FL	N/A	0.9	09/29/17	360	63
Hartland - Outparcel	Hartland, MI	N/A	1.3	08/04/17	550	148
River City Marketplace	Jacksonville, FL	N/A	1.4	07/27/17	675	493
Lakeland Park Center - Outparcel	Lakeland, FL	N/A	1.8	03/31/17	1,305	185
Total outparcel dispositions		—	6.4		$3,265	$787

Total dispositions		1,809	6.4		$229,001	$52,764

2016
Shoppes at Fairlane Meadows	Dearborn, MI	157	N/A	09/30/16	$20,333	$484
Livonia Plaza	Livonia, MI	137	N/A	09/20/16	19,800	9,091
Lakeshore Marketplace	Norton Shores, MI	343	4.6	06/30/16	27,750	6,368
River Crossing Centre	New Port Ritchey, FL	62	N/A	06/29/16	12,500	6,750
Centre at Woodstock	Woodstock, GA	87	N/A	06/29/16	16,000	5,893
Troy Towne Center	Troy, OH	144	N/A	02/02/16	12,400	6,274
Total income producing dispositions		930	4.6		$108,783	$34,860

Lakeland Park Center - Outparcel	Lakeland, FL	N/A	3.2	12/29/16	$1,829	$76
Harvest Junction LLC - Outparcel	Longmont, CO	N/A	6.4	12/15/16	1,000	21
Conyers Crossing - Chipotle Outparcel	Conyers, GA	N/A	0.5	06/27/16	1,000	579
Lakeshore Marketplace - Outparcel	Norton Shores, MI	N/A	0.7	06/15/16	302	(6)
The Towne Center at Aquia - Outparcel	Stafford, VA	N/A	0.7	01/15/16	750	251
Total outparcel dispositions		—	11.5		$4,881	$921

Total dispositions		930	16.1		$113,664	$35,781

(1) In November 2017, we disposed of Millennium Park to an entity in which we hold a 30.0% equity interest. Net proceeds from closing excluded $3.0 million which was used to fund our equity investment. In addition, as a result of our continuing involvement with the shopping center, we deferred approximately $2.2 million of gain on the transaction.

In September 2016, approximately $19.0 million of the proceeds related to the Livonia Plaza disposition were placed into escrow at closing for the acquisition of Centennial Shops under an Internal Revenue Code 1031 exchange.

In August 2016, we conveyed the title to and interest in The Towne Center at Aquia to the mortgage lender for the property. At the time of conveyance, the outstanding balance of the mortgage loan was $11.8 million, resulting in a loss on extinguishment of debt of $0.8 million.

5. Impairment Provisions

We established provisions for impairment for the following consolidated assets:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Land available for development or sale	$982	$977	$2,521
Income producing properties marketed for sale	8,422	—	—
Total	$9,404	$977	$2,521

During 2017, the Company's decision to market for potential sale certain wholly-owned income producing properties resulted in an impairment provision of $8.4 million. The adjustment was triggered by changes in the associated market prices and expected hold period assumptions related to these shopping centers.
During 2017, changes in the expected use and changes in associated sales price assumptions related to land held for development or sale resulted in an impairment provision of $1.0 million.
During 2016 and 2015, unforeseen increases in development costs and changes in associated sales price assumptions related to land held for development or sale resulted in impairment provisions of $1.0 million and 2.5 million, respectively.

6. Equity Investments in Unconsolidated Joint Ventures

We have four joint venture agreements whereby we own 7%, 20%, 30% and 30%, respectively, of the equity in each joint venture.

Under three of the joint ventures, we and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method.

The fourth joint venture was created in November 2017. The Company became a 30.0% equity investor in the entity for $3.0 million. In connection with the formation of the joint venture, the joint venture also acquired the Millennium Park shopping center from the Company. The partial disposal resulted in a deferred gain of approximately $2.2 million. The operating agreement of the joint venture does not provide the equity investors substantive kick-out rights nor substantive participating rights, therefore we have concluded it is a variable interest entity. The Company has evaluated all explicit and implicit interests and further concluded we do not control the entity, nor are we the primary beneficiary. Because we do not control the joint venture we do not consolidate it as a variable interest entity, but instead account for it using the equity method. As of December 31, 2017, the Company's exposure to loss in the variable interest joint venture approximated the carrying value of its equity investment of $0.8 million.

Combined financial information of our unconsolidated joint ventures is summarized as follows:

	December 31,
Balance Sheets	2017	2016
	(In thousands)
ASSETS
Investment in real estate, net	$93,801	$43,995
Other assets	4,099	3,712
Total Assets	$97,900	$47,707
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$42,330	$—
Other liabilities	220	219
Owners' equity	55,350	47,488
Total Liabilities and Owners' Equity	$97,900	$47,707

RPT's equity investments in unconsolidated joint ventures	$3,493	$3,150

	Years Ended December 31,
Statements of Operations	2017	2016	2015
	(In thousands)
Total revenue	$4,620	$4,742	$10,297
Total expenses	(3,067)	(3,030)	(7,113)
Gain on sale of real estate	—	—	9,237
Net income from continuing operations	1,553	1,712	12,421
Discontinued operations (1)
Gain on sale of real estate (2)	—	371	3,025
Income (loss) from discontinued operations	—	492	857
Net income (loss) from discontinued operations	—	863	3,882
Net income (loss)	$1,553	$2,575	$16,303

RPT's share of earnings from unconsolidated joint ventures	$273	$454	$17,696

(1)	Discontinued operations reflects results of operations for those properties that meet the criteria for discontinued operations under ASU 2014-08.

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

Acquisitions

The following table provides a summary of our unconsolidated joint venture property acquisitions during 2017 and 2016:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Debt Assumed
		(In thousands)			(In thousands)
2017
Millennium Park (1)	Livonia, MI	273	N/A	11/30/17	$51,000	$—
		273	N/A		$51,000	$—

2016
None

(1) In November 2017, we disposed of Millennium Park to an entity in which we hold a 30.0% equity interest. Net proceeds from closing excluded $3.0 million which was used to fund our equity investment. In addition, as a result of our continuing involvement with the shopping center, we deferred approximately $2.2 million of gain on the transaction.

Dispositions

The following table provides a summary of our unconsolidated joint venture property disposition activity during 2017 and 2016.

Property Name	Location	GLA	Ownership %	Date Sold	Gross Sales Price	Gain on Sale (at 100%)
	(In thousands)				(In thousands)
2017
None

2016
Kissimmee West Shopping Center	Kissimmee, FL	116	7%	6/14/2016	$19,400	$371
		116			$19,400	$371

RPT proportionate share of gross sales price and gain on sale of joint venture property					$1,358	$26

Joint Venture Management and Other Fee Income

We are engaged by certain of our joint ventures, which we consider to be related parties, to provide asset management, property management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including property management fees calculated as a percentage of gross revenues received and recognize these fees as the services are rendered.
The following table provides information for our fees earned which are reported in our consolidated statements of operations:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Management fees	$276	$318	$1,149
Leasing fees	146	118	311
Acquisition/disposition fees	33	45	108
Construction fees	—	48	185
Total	$455	$529	$1,753

7. Other Assets, Net and Acquired Lease Intangible Assets, Net

Other assets, net consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Deferred leasing costs, net	$34,545	$35,071
Deferred financing costs on unsecured revolving credit facility, net	2,691	1,190
Acquired development agreements (1)	20,105	21,149
Ground leasehold intangible	2,173	2,198
Other, net	2,579	2,835
Total amortizable other assets	62,093	62,443
Straight-line rent receivable, net	19,370	18,794
Goodwill	2,089	2,089
Cash flow hedge mark-to-market asset	3,133	2,143
Prepaid and other deferred expenses, net	4,231	4,247
Other assets, net	$90,916	$89,716

(1)	Represents in-place public improvement agreement of approximately $15.1 million and real estate tax exemption agreement of approximately $5.0 million associated with two properties acquired in 2014.
Straight-line rent receivables are recorded net of allowances of $2.7 million and $3.2 million at December 31, 2017 and 2016, respectively.
Acquired lease intangible assets, net consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Lease originations costs	$94,200	$107,625
Above market leases	9,587	12,393
	103,787	120,018
Accumulated amortization	(44,228)	(47,594)
Net acquired lease intangibles	$59,559	$72,424

Acquired lease intangible assets have a remaining weighted-average amortization period of 10.3 years as of December 31, 2017.  These intangible assets are being amortized over the lives of the applicable lease.  Amortization of lease origination costs is an increase to amortization expense and amortization of above-market leases is a reduction to minimum rent revenue over the applicable terms of the respective leases. Amortization of the above market lease asset resulted in a reduction of revenue of approximately $2.0 million, $2.5 million, and $3.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Combined, amortizable other assets, net and acquired lease intangibles, net totaled $121.7 million. The following table represents estimated aggregate amortization expense related to those assets as of December 31, 2017:

Year Ending December 31,
(In thousands)
2018	$20,228
2019	15,956
2020	12,900
2021	10,958
2022	8,522
Thereafter	53,088
Total	$121,652

8. Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Senior unsecured notes	$610,000	$535,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	120,944	160,718
Unsecured revolving credit facility	30,000	86,000
Junior subordinated notes	28,125	28,125
	999,069	1,019,843
Unamortized premium	3,967	5,120
Unamortized deferred financing costs	(3,821)	(3,740)
	$999,215	$1,021,223

Capital lease obligation	$1,022	$1,066

Senior unsecured notes and unsecured term loans

We completed the following financing transactions during 2017:

The Company closed a $75.0 million private placement of senior unsecured notes. The notes were issued in three tranches with terms of 5, 10, and 12 years and a weighted average interest rate of 4.46%.  Proceeds were used to pay off without penalty two existing mortgages and for general corporate purposes.

In addition, the Company amended and repriced its $75.0 million term loan due 2021.  The transaction reduced the loan’s interest rate by 35 basis points for the remainder of the term.

Our $820.0 million of senior unsecured notes and unsecured term loans have interest rates ranging from 2.84% to 4.74% and are due at various maturity dates from May 2020 through December 2029.

Mortgages

During 2017 we had the following mortgage transactions:

•	In November 2017, we repaid a maturing mortgage note secured by Market Plaza totaling $14.3 million with an interest rate of 2.86%.

•	In December 2017, we repaid a mortgage note secured by Jackson Crossing totaling $22.3 million with an interest rate of 5.76%.

Our $120.9 million of fixed rate mortgages have interest rates ranging from 3.76% to 7.38% and are due at various maturity dates from December 2019 through June 2026. The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $179.9 million as of December 31, 2017.
We have no mortgages maturing in 2018 and only one mortgage maturing in 2019 for $3.0 million. It is our intent to repay this mortgage using cash flow from operations, borrowings under our unsecured line of credit, or other sources of financing.

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
Revolving Credit Facility

In September 2017, the Company closed on its amended and restated $350.0 million unsecured revolving credit facility.  The credit facility matures September 2021 and can be extended one year to 2022 through two six-month options.  Borrowings on the credit facility are priced on a leverage grid ranging from LIBOR plus 130 basis points to LIBOR plus 195 basis points. At December 31, 2017 borrowings were priced at LIBOR plus 135 basis points.  Additionally, the facility allows for increased borrowing capacity up to $650.0 million through an accordion feature.
During 2017 we had net payments of $56.0 million on our revolving credit facility and had outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying consolidated balance sheets, totaling $1.3 million. These letters of credit reduce borrowing availability under our bank facility. As of December 31, 2017, $318.7 million was available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants. As of December 31, 2017 the variable interest rate was 2.71%.

Junior Subordinated Notes

Our junior subordinated notes have a variable rate of LIBOR plus 3.30%, for an effective rate of 4.68% at December 31, 2017.  The maturity date is January 2038.

Capital lease

At December 31, 2017 we had a capital ground lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky with a gross carrying value of $13.2 million classified as land. Total amounts expensed as interest relating to this lease were $0.1 million, $0.1 million and $0.1 million for each of the years ended December 31, 2017, 2016, and 2015 respectively.

Covenants

Our revolving credit facility, senior unsecured notes and term loans contain financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations.  As of December 31, 2017, we were in compliance with these covenants.

The following table presents scheduled principal payments on mortgages and notes payable and capital lease payments as of December 31, 2017:

Year Ending December 31,	Principal Payments	Capital Lease Payments
	(In thousands)
2018	$2,562	$100
2019	5,859	100
2020	102,269	100
2021(1)	144,508	100
2022	77,397	100
Thereafter	666,474	1,000
Subtotal debt	999,069	1,500
Unamortized mortgage premium	3,967	—
Unamortized deferred financing costs	(3,821)	—
Amounts representing interest	—	(478)
Total	$999,215	$1,022

(1)	Scheduled maturities in 2021 include the $30.0 million balance on the unsecured revolving credit facility drawn as of December 31, 2017.
9. Acquired Lease Intangible Liabilities, Net

Acquired lease intangible liabilities, net were $60.2 million and $63.7 million as of December 31, 2017 and 2016, respectively. The lease intangible liabilities relate to below-market leases and are being accreted over the applicable terms of the acquired leases, which resulted in an increase in revenue of $6.4 million, $5.9 million, and $5.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We completed two acquisitions in 2017 and the purchase price allocations included $6.6 million of acquired lease intangible liabilities.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016.

	Balance Sheet location	Total Fair Value	Level 1	Level 2	Level 3
2017		(In thousands)
Derivative assets - interest rate swaps	Other assets	$3,133	$—	$3,133	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(208)	$—	$(208)	$—
2016
Derivative assets - interest rate swaps	Other assets	$2,143	$—	$2,143	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(1,300)	$—	$(1,300)	$—

Other Assets and Liabilities
The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

Debt

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $940.9 million and $905.7 million as of December 31, 2017 and 2016, respectively, have fair values of approximately $940.8 million and $900.3 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $58.1 million and $114.1 million as of December 31, 2017 and 2016, respectively. We classify our debt as Level 2.

Net Real Estate

Our net real estate, including any identifiable intangible assets, are regularly subject to impairment testing but marked to fair value on a nonrecurring basis.  To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value.  We classify impaired real estate assets as nonrecurring Level 3.
The table below presents the recorded amount of assets at the time they were marked to fair value during the years ended December 31, 2017 and 2016 on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the years ended December 31, 2017 and 2016.

Assets	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment
	(In thousands)
2017
Income producing properties	$68,100	$—	$—	$68,100	$(8,422)
Land available for sale	1,896	—	—	1,896	(982)
Total	$69,996	$—	$—	$69,996	$(9,404)
2016
Land available for sale	$6,815	—	—	$6,815	$(977)
Total	$6,815	$—	$—	$6,815	$(977)

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

11.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt. We may also enter into forward starting swaps to set the effective interest rate on planned fixed rate financing.  On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in our consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. At December 31, 2017, all of our hedges were highly effective.

As of December 31, 2017, we had nine interest rate swap agreements in effect for an aggregate notional amount of $210.0 million converting our floating rate corporate debt to fixed rate debt. In addition we have entered into one forward starting interest rate swap agreements for an aggregate notional amount of $60.0 million. All of our interest rate swap agreements are designated as cash flow hedges The agreements provide for swapping one-month LIBOR interest rates ranging from 1.460% to 2.150% and have expirations ranging from October 2018 to March 2023.

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2017:

Underlying Debt	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan facility	Cash Flow	$50,000	1.460%	$616	05/2020
Unsecured term loan facility	Cash Flow	20,000	1.498%	372	05/2021
Unsecured term loan facility	Cash Flow	15,000	1.490%	284	05/2021
Unsecured term loan facility	Cash Flow	40,000	1.480%	769	05/2021
		$125,000		$2,041
Derivative Assets - Forward Swaps
Unsecured term loan facility	Cash Flow	60,000	1.770%	1,092	03/2023
Total Derivative Assets		$185,000		$3,133

Derivative Liabilities
Unsecured term loan facility	Cash Flow	$30,000	2.048%	$(78)	10/2018
Unsecured term loan facility	Cash Flow	25,000	1.850%	(28)	10/2018
Unsecured term loan facility	Cash Flow	5,000	1.840%	(5)	10/2018
Unsecured term loan facility	Cash Flow	15,000	2.150%	(58)	05/2020
Unsecured term loan facility	Cash Flow	10,000	2.150%	(39)	05/2020
Total Derivative Liabilities		$85,000		$(208)

The effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income for the years ended December 31, 2017 and 2016 is summarized as follows:

	Amount of Gain Recognized in OCI on Derivative		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Year Ended December 31,			Year Ended December 31,
	2017	2016		2017	2016
	(In thousands)			(In thousands)
Interest rate contracts - assets	$1,373	$3,718	Interest Expense	$(383)	$(2,217)
Interest rate contracts - liabilities	1,983	1,230	Interest Expense	(891)	(289)
Total	$3,356	$4,948	Total	$(1,274)	$(2,506)

12. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at December 31, 2017, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2018	$175,747
2019	160,699
2020	145,066
2021	123,300
2022	96,357
Thereafter	309,956
Total	$1,011,125

Expenses

We have an operating lease for our corporate headquarters in Michigan for a term expiring in 2019. We recognized rent expense of $0.6 million, $0.6 million, and $0.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

We also have an operating ground lease at Centennial Shops located in Edina, Minnesota. The lease includes rent escalations throughout the lease period and expires in April 2105. We recognized rent expense of $1.2 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively.

Approximate future rental payments under our non-cancelable operating leases, assuming no option extensions are as follows:

Year Ending December 31,
(In thousands)
2018	$1,494
2019	1,285
2020	856
2021	856
2022	856
Thereafter	95,283
Total	$100,630

13. Earnings per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net income	$70,719	$61,112	$66,895
Net (income) attributable to noncontrolling interest	(1,659)	(1,448)	(1,786)
Preferred share dividends and conversion costs	(6,701)	(6,701)	(7,338)
Allocation of income to restricted share awards	(429)	(354)	(336)
Net income available to common shareholders	$61,930	$52,609	$57,435

Weighted average shares outstanding, Basic	79,344	79,236	78,848

Earnings per common share, Basic	$0.78	$0.66	$0.73

 The following table sets forth the computation of diluted EPS:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net income	$70,719	$61,112	$66,895
Net (income) attributable to noncontrolling interest	(1,659)	(1,448)	(1,786)
Preferred share dividends and conversion costs	(6,701)	(6,701)	(7,338)
Allocation of income to restricted share awards	(429)	(354)	(336)
Net income available to common shareholders	$61,930	$52,609	$57,435

Weighted average shares outstanding, Basic	79,344	79,236	78,848
Stock options and restricted share awards using the treasury method	186	199	187
Weighted average shares outstanding, Diluted (1)(2)	79,530	79,435	79,035

Earnings per common share, Diluted	$0.78	$0.66	$0.73

(1)	The assumed conversion of preferred shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

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

14. Shareholders’ Equity

Underwritten public offerings

We did not complete any underwritten public offerings in 2017, 2016 nor 2015.

Controlled equity offerings

In June 2016, we terminated our previous controlled equity offering arrangement and commenced a new distribution agreement that registered up to 8.0 million common shares for issuance from time to time, in our sole discretion. The shares issuable in the new distribution agreement are registered with the Securities and Exchange Commission on our registration statement on Form S-3 (No. 333-211925). We issued no shares under the arrangement in either 2017 or 2016.

In 2015, through our previous controlled equity offering we issued 0.9 million common shares at an average price of $19.28 and received approximately $17.1 million in net proceeds, after sales commissions and fees of $0.3 million.

Non-Controlling Interests

As of December 31, 2017, 2016 and 2015 we had 1,916,403, 1,917,329 and 2,001,461 OP Units outstanding, respectively. OP Unit holders are entitled to exchange their units for our common shares on a 1:1 basis or for cash.  The form of payment is at our election. During 2017, 2016 and 2015, 926, 84,132 and 245,734 units were converted for cash in the amount of $0.01 million, $1.5 million and $3.8 million, respectively.

Preferred Shares

As of December 31, 2017, 2016 and 2015 we had 1,848,539 shares of 7.25% Series D Cumulative Convertible Preferred Shares (“Preferred Shares”) outstanding that have a liquidation preference of $50 per share and par value $0.01 per share, respectively. The Preferred Shares are convertible at any time by the holders to our common shares at a conversion rate of $13.71, $13.94 and $14.10 per share as of December 31, 2017, 2016 and 2015, respectively. The conversion rate is adjusted quarterly. The Preferred Shares are also convertible under certain circumstances at our election. The holders of the Preferred Shares have no voting rights. At December 31, 2017, 2016, and 2015, the Preferred Shares were convertible into approximately 6.7 million. 6.6 million and 6.6 million shares of common stock, respectively.

In April 2015, holders converted Preferred Shares with a liquidation preference of $7.6 million into 532,628 common shares pursuant to the terms of the securities, and in connection we incurred conversion costs of approximately $0.5 million.

The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2017		2016		2015
	Declared	Paid	Declared	Paid	Declared	Paid

Common shares	$0.880	$0.880	$0.860	$0.850	$0.820	$0.810
Preferred shares	$3.625	$3.625	$3.625	$3.625	$3.625	$3.625

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2017	2016	2015
Common shares
Ordinary dividend	$0.686	$0.64	$0.658
Capital gain distribution	0.034	0.16	—
Non-dividend distribution	—	—	0.162
	$0.720	$0.800	$0.820
7.25% Series D Cumulative Convertible Preferred Shares
Ordinary dividend	$2.725	$2.881	$3.625
Capital gain distribution	0.137	0.744	—
	$2.862	$3.625	$3.625

The fourth quarter common shares distribution for 2017, which was paid on January 2, 2018, has been treated as paid on January 2, 2018 for income tax purposes. The fourth quarter distribution for 2016 which was paid on January 3, 2017 was treated as paid in two tax years for income tax purposes, $0.16 per share is treated as paid on and reported to shareholders on December 31, 2016 and $0.06 per share is treated as paid on and reported to shareholders on January 3, 2017.

The fourth quarter preferred shares distribution for 2017, which was paid on January 2, 2018 has been treated as paid in two tax years for income tax purposes, $0.14 has been treated as paid on December 31, 2017 and $0.76 has been treated as paid on January 2, 2018.

Dividend reinvestment plan

We have a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional shares of beneficial interest based on the average price of the shares acquired for the distribution.
15.  Share-Based Compensation and Other Benefit Plans

Incentive and Stock Option Plans

As of December 31, 2017 we have one share-based compensation plan in effect, the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”). Under the plan our compensation committee may grant, subject to performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards for up to 2.0 million of our common shares, units or stock options, of which 1.2 million is available for issuance as of December 31, 2017.

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
We recognized total share-based compensation expense of $4.4 million, $3.4 million, and $1.6 million for 2017, 2016, and 2015, respectively.

Restricted Stock Share-Based Compensation

Under the 2012 LTIP, the Company has made grants of service-based restricted shares, performance-based cash awards and performance-based equity awards.

The service-based employee restricted share awards include a five year vesting period and the compensation expense is recognized on a graded vesting basis. The service-based trustee restricted share awards include a one year vesting period.  We recognized expense related to all restricted share awards of $2.7 million for the year ended December 31, 2017, $2.9 million for year ended December 31, 2016 and $1.9 million for the year ended December 31, 2015.

The performance-based cash awards granted prior to 2017 are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (the “TSR Grants”). If the performance criterion is met the actual value of the grant earned will be determined and 50% of the award will be paid in cash immediately while the balance will be paid in cash the following year. The performance-based equity awards granted in 2017 are also earned subject to a future performance measurement based upon a three-year shareholder return peer comparison. We recognized compensation expense of $1.5 million, $0.5 million and $0.4 million related to these performance awards recorded during the years ended December 31, 2017, 2016 and 2015, respectively.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of the cash and equity TSR Grants, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We recognize the compensation expense ratably over the requisite service period and we are required to re-value the performance cash awards at the end of each quarter. We use the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If it is determined that the performance criteria will not be met, compensation expense previously recognized is reversed.

A summary of the activity of service based restricted shares under the LTIP for the years ended December 31, 2017, 2016 and 2015 is presented below:

	2017		2016		2015
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, beginning of the year	327,543	$17.02	327,732	$16.39	365,524	$14.92
Granted	210,895	$14.22	130,890	$17.80	180,914	$17.77
Vested	(119,134)	$16.66	(124,187)	$15.88	(176,816)	$14.29
Forfeited or expired	(7,109)	$14.75	(6,892)	$16.76	(41,890)	$16.17
Outstanding, end of the year	412,195	$15.58	327,543	$17.02	327,732	$16.39

As of December 31, 2017 there was approximately $4.9 million of total unrecognized compensation cost related to non-vested restricted share awards granted under our various share-based plans that we expect to recognize over a weighted average period of 2.7 years.

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

No options were granted under the LTIP in the years ended December 31, 2017, 2016 and 2015.

The following table reflects the stock option activity for all plans described above:

	2017		2016		2015
	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price
Outstanding, beginning of the year	57,140	$34.69	107,165	$32.13	155,248	$30.94
Exercised	—	$—	—	$—	—	$—
Forfeited or expired	(57,140)	$34.69	(50,025)	$29.21	(48,083)	$28.29
Outstanding, end of the year	—	$—	57,140	$34.69	107,165	$32.13
Exercisable, end of the year	—	$—	57,140	$34.69	107,165	$32.13

Other Benefit Plan

The Company has a defined contribution profit sharing plan and trust (the "Plan") with a qualified cash or deferred 401(k) arrangement covering all employees. Participation in the Plan is discretionary for all full-time employees who have attained the age of 21. The entry date eligibility is the first pay date of a quarter following the date of hire. Our expense for the years ended December 31, 2017, 2016 and 2015 was approximately $0.2 million, $0.2 million and $0.2 million, respectively.

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

As of December 31, 2017, we had a federal and state deferred tax asset of $6.7 million and a valuation allowance of $6.7 million, which represents a decrease of $4.4 million from December 31, 2016. The decrease of $4.4 million is primarily attributable to the reduction in the federal corporate income tax rate from 35% to 21% enacted by the Tax Cuts and Jobs Act of 2017 and effective for taxable years beginning after December 31, 2017.  Our deferred tax assets, such as net operating losses and land basis differences, are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets. These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

During the years ended December 31, 2017, 2016 and 2015, we recorded an income tax provision of approximately $143 thousand, $299 thousand, and $339 thousand, respectively.

We had no unrecognized tax benefits as of or during the three year period ended December 31, 2017.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2017.  No material interest or penalties relating to income taxes were recognized in the statement of operations for the years ended December 31, 2017, 2016, and 2015 or in the consolidated balance sheets as of December 31, 2017, 2016, and 2015.  It is our accounting policy to classify interest and penalties relating to unrecognized tax benefits as tax expense.  As of December 31, 2017, returns for the calendar years 2014 through 2017 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions.  As of December 31, 2017, certain returns for calendar year 2013 also remain subject to examination by various state and local tax jurisdictions.

Sales Tax

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

17.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2017, we had entered into agreements for construction costs of approximately $20.8 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. We are not aware of any matters that would have a material effect on our consolidated financial statements.

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

19.  Selected Quarterly Financial Data (Unaudited)

The following table sets forth summarized quarterly financial data for the year ended December 31, 2017:

	Quarters Ended 2017
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Total revenue	$67,825	$67,062	$65,931	$64,263
Operating income	$13,091	$18,132	$16,531	$15,646
Net income attributable to RPT	$13,098	$6,105	$28,933	$20,923
Net income available to common shareholders	$11,423	$4,430	$27,258	$19,248
Earnings per common share, basic: (1)	$0.14	$0.05	$0.34	$0.24
Earnings per common share, diluted:(1)	$0.14	$0.05	$0.33	$0.24

(1)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2017.

The following table sets forth summarized quarterly financial data for the year ended December 31, 2016:

	Quarters Ended 2016
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
	(In thousands, except per share amounts)
Total revenue	$66,512	$65,884	$64,080	$64,454
Operating income	$17,219	$19,115	$16,669	$17,905
Net income attributable to RPT	$11,845	$27,363	$13,545	$6,911
Net income (loss) available to common shareholders	$10,170	$25,688	$11,870	$5,235
Earnings per common share, basic: (1)	$0.13	$0.32	$0.15	$0.07
Earnings per common share, diluted:(1)	$0.13	$0.32	$0.15	$0.07

(1)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2016.

RAMCO-GERSHENSON PROPERTIES TRUST
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2017
(in thousands of dollars)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

For the Year Ended December 31, 2017
Allowance for Doubtful Accounts	$1,861	298	(929)	144	$1,374
Straight Line Rent Reserve	$3,245	(500)	(67)	(11)	$2,667

For the Year Ended December 31, 2016
Allowance for Doubtful Accounts	$2,790	477	(1,506)	100	$1,861
Straight Line Rent Reserve	$3,531	353	(619)	(20)	$3,245

For the Year Ended December 31, 2015
Allowance for Doubtful Accounts	$2,292	1,107	(609)	—	$2,790
Straight Line Rent Reserve	$4,258	769	(569)	(927)	$3,531

RAMCO-GERSHENSON PROPERTIES TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(in thousands of dollars)

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired

Bridgewater Falls	OH	$55,545	$9,831	$76,446	$717	$9,831	$77,163	$86,994	$8,268	2005/2007	2014
Buttermilk Towne Center	KY	—	13,249	21,103	2,108	13,249	23,211	36,460	2,489	2005	2014
Centennial Shops	MN	—	—	29,639	313	—	29,952	29,952	1,316	2008	2016
Central Plaza	MO	—	10,250	10,909	(69)	10,250	10,840	21,090	1,976	1970	2012
Clinton Pointe	MI	—	1,175	10,499	967	1,176	11,465	12,641	4,056	1992	2003
Coral Creek Shops	FL	—	1,565	14,085	1,984	1,572	16,062	17,634	5,767	1992	2002
Crofton Centre	MD	—	8,012	22,774	504	8,012	23,278	31,290	1,973	1974	2015
Crossroads Centre	OH	3,352	5,800	20,709	3,859	4,904	25,464	30,368	11,488	2001	2001
Cypress Point	FL	—	2,968	17,637	880	2,968	18,517	21,485	2,739	1983	2013
Deer Creek Shopping Center	MO	—	6,070	18,105	80	6,070	18,185	24,255	2,615	1970's/2013	2013
Deer Grove Centre	IL	—	8,408	8,197	6,454	8,408	14,651	23,059	2,524	1997	2013
Deerfield Towne Center	OH	—	6,868	78,551	6,764	6,868	85,315	92,183	12,361	2004/2007	2013
East Town Plaza	WI	—	1,768	16,216	4,026	1,768	20,242	22,010	8,277	1992	2000
Front Range Village	CO	—	20,910	80,600	7,805	20,910	88,405	109,315	8,894	2008	2014
Harvest Junction North	CO	—	8,254	25,232	5,935	7,374	32,047	39,421	4,331	2006	2012
Harvest Junction South	CO	—	6,241	22,856	199	6,241	23,055	29,296	3,432	2006	2012
Heritage Place	MO	—	13,899	22,506	2,686	13,899	25,192	39,091	5,446	1989	2011
Holcomb Center	GA	—	658	5,953	11,078	658	17,031	17,689	7,463	1986	1996
Hunters Square	MI	—	7,673	52,774	6,404	7,652	59,199	66,851	8,173	1988	2013
Jackson Crossing	MI	—	3,347	24,261	18,935	3,347	43,196	46,543	18,429	1967	1996
Jackson West	MI	—	2,806	6,270	6,638	2,691	13,023	15,714	6,487	1996	1996
Lakeland Park Center	FL	—	15,365	—	38,645	15,365	38,645	54,010	4,228	2014	2008
Marketplace of Delray	FL	—	7,922	18,910	2,244	7,922	21,154	29,076	3,297	1981/2010	2013
Market Plaza	IL	—	9,391	22,682	141	9,391	22,823	32,214	1,939	1965/2009	2015
Merchants' Square	IN	—	4,997	18,346	2,773	4,997	21,119	26,116	5,090	1970	2010
Mission Bay	FL	—	33,975	48,159	10,132	33,975	58,291	92,266	7,806	1989	2013
Mount Prospect Plaza	IL	—	11,633	21,767	(4,784)	9,601	19,015	28,616	3,454	1958/1987/2012	2013
Nagawaukee Shopping Center	WI	6,787	7,549	30,898	4,234	7,549	35,132	42,681	4,628	1994/2004/2008	2012/2013
Olentangy Plaza	OH	—	4,283	20,774	1,765	4,283	22,539	26,822	2,085	1981	2015
Parkway Shops	FL	—	3,145	—	25,449	5,902	22,692	28,594	2,477	2013	2008
Peachtree Hill	GA	—	7,517	17,062	399	7,517	17,461	24,978	1,678	1986	2015
Promenade at Pleasant Hill	GA	—	3,891	22,520	6,270	3,440	29,241	32,681	9,035	1993	2004
Providence Marketplace	TN	—	22,171	85,657	54	22,171	85,711	107,882	2,688	2006	2017
River City Marketplace	FL	—	19,768	73,859	8,280	11,140	90,767	101,907	27,592	2005	2005

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired
Rivertowne Square	FL	—	954	8,587	2,214	954	10,801	11,755	4,110	1980	1998
Rossford Pointe	OH	—	796	3,087	1,477	797	4,563	5,360	1,558	2006	2005
Shoppes of Lakeland	FL	—	5,503	20,236	1,006	5,503	21,242	26,745	3,191	1985	1996
Shops at Old Orchard	MI	—	2,864	16,698	688	2,864	17,386	20,250	2,397	1972/2011	2013
Southfield Plaza	MI	—	1,121	10,777	782	1,121	11,559	12,680	6,937	1969	1996
Spring Meadows Place (1)	OH	26,610	2,646	16,758	17,609	5,041	31,972	37,013	10,793	1987	1996
Tel-Twelve	MI	—	3,819	43,181	29,851	3,819	73,032	76,851	33,890	1968	1996
The Crossroads	FL	—	1,850	16,650	1,244	1,857	17,887	19,744	6,812	1988	2002
The Shoppes at Fox River	WI	—	8,534	26,227	18,644	9,750	43,655	53,405	6,983	2009	2010
The Shops on Lane Avenue	OH	28,650	4,848	51,273	3,007	4,848	54,280	59,128	4,438	1952/2004	2015
Town & Country Crossing	MO	—	8,395	26,465	9,712	8,395	36,177	44,572	6,011	2008	2011
Treasure Coast Commons	FL	—	2,924	10,644	479	2,924	11,123	14,047	1,380	1996	2013
Troy Marketplace	MI	—	4,581	19,041	6,836	6,176	24,282	30,458	2,688	2000/2010	2013
Troy Marketplace II	MI	—	3,790	10,292	610	3,790	10,902	14,692	2,380	2000/2010	2013
Village Lakes Shopping Center	FL	—	862	7,768	7,244	862	15,012	15,874	5,847	1987	1997
Vista Plaza	FL	—	3,667	16,769	474	3,667	17,243	20,910	2,457	1998	2013
Webster Place	IL	—	28,410	21,752	44	28,410	21,796	50,206	1,198	1987	2017
West Broward	FL	—	5,339	11,521	576	5,339	12,097	17,436	1,603	1965	2013
West Allis Towne Centre	WI	—	1,866	16,789	15,289	1,866	32,078	33,944	13,310	1987	1996
West Oaks I	MI	—	1,058	10,746	20,601	2,826	29,579	32,405	8,385	1979	1996
West Oaks II	MI	—	1,391	12,519	7,715	1,391	20,234	21,625	9,926	1986	1996
Winchester Center	MI	—	5,667	18,559	6,612	5,667	25,171	30,838	3,592	1980	2013
Woodbury Lakes	MN	—	10,411	55,635	9,267	10,412	64,901	75,313	7,245	2005	2014
Land Held for Future Development (2)	Various	—	28,266	14,026	(19,705)	21,558	1,029	22,587	—	N/A	N/A
TOTALS		$120,944	$430,921	$1,431,956	$326,145	$420,938	$1,768,084	$2,189,022	$351,632
(1) The property's mortgage loan is cross-collateralized with West Oaks II.
(2) Primarily in Hartland, MI, Lakeland, FL and Jacksonville, FL.

SCHEDULE III
REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
December 31, 2017

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Reconciliation of total real estate carrying value:
Balance at beginning of year	$2,202,670	$2,245,100	$2,008,687
Additions during period:
Acquisition	159,332	29,694	234,018
Improvements	56,384	62,927	57,046
Deductions during period:
Cost of real estate sold/written off	(219,960)	(127,343)	(52,130)
Impairment	(9,404)	(977)	(2,521)
Reclassification to held for sale	—	(6,731)	—
Balance at end of year	$2,189,022	$2,202,670	$2,245,100
Reconciliation of accumulated depreciation:
Balance at beginning of year	$345,204	$331,520	$287,177
Depreciation Expense	65,720	63,085	59,602
Cost of real estate sold/written off	(59,292)	(42,670)	(15,259)
Reclassification to held for sale	—	(6,731)	—
Balance at end of year	$351,632	$345,204	$331,520

Aggregate cost for federal income tax purposes	$2,243,928	$2,326,027	$2,366,608