Form 10-Q
period 2018-03-31
RAMCO GERSHENSON PROPERTIES TRUST
filed 2018-05-07
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of April 27, 2018: 80,029,747

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$397,935	$397,935
Buildings and improvements	1,745,157	1,732,844
Less accumulated depreciation and amortization	(365,969)	(351,632)
Income producing properties, net	1,777,123	1,779,147
Construction in progress and land available for development or sale	71,235	58,243
Net real estate	1,848,358	1,837,390
Equity investments in unconsolidated joint ventures	5,494	3,493
Cash and cash equivalents	10,315	8,081
Restricted cash and escrows	5,214	4,810
Accounts receivable (net of allowance for doubtful accounts of $1,376 and $1,374 as of March 31, 2018 and December 31, 2017, respectively)	25,254	26,145
Acquired lease intangibles, net	56,582	59,559
Other assets, net	94,028	90,916
TOTAL ASSETS	$2,045,245	$2,030,394

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$1,023,488	$999,215
Capital lease obligation	1,022	1,022
Accounts payable and accrued expenses	55,455	56,750
Acquired lease intangibles, net	59,261	60,197
Other liabilities	8,407	8,375
Distributions payable	19,704	19,666
TOTAL LIABILITIES	1,167,337	1,145,225

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,475 and 79,366 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	795	794
Additional paid-in capital	1,161,252	1,160,862
Accumulated distributions in excess of net income	(402,512)	(392,619)
Accumulated other comprehensive income	5,243	2,858
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	857,205	864,322
Noncontrolling interest	20,703	20,847
TOTAL SHAREHOLDERS' EQUITY	877,908	885,169

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,045,245	$2,030,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended March 31,
	2018	2017
REVENUE
Minimum rent	$46,912	$49,437
Percentage rent	324	238
Recovery income from tenants	14,582	16,891
Other property income	814	1,106
Management and other fee income	86	153
TOTAL REVENUE	62,718	67,825

EXPENSES
Real estate taxes	10,157	10,993
Recoverable operating expense	6,806	7,608
Non-recoverable operating expense	1,001	1,148
Depreciation and amortization	21,112	22,817
General and administrative expense	5,887	6,451
Provision for impairment	—	5,717
TOTAL EXPENSES	44,963	54,734

OPERATING INCOME	17,755	13,091

OTHER INCOME AND EXPENSES
Other (expense) income, net	253	(311)
Gain on sale of real estate	—	11,375
Earnings from unconsolidated joint ventures	71	86
Interest expense	(10,601)	(10,799)
INCOME BEFORE TAX	7,478	13,442
Income tax provision	(18)	(28)
NET INCOME	7,460	13,414
Net income attributable to noncontrolling partner interest	(174)	(316)
NET INCOME ATTRIBUTABLE TO RPT	7,286	13,098
Preferred share dividends	(1,675)	(1,675)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,611	$11,423

EARNINGS PER COMMON SHARE
Basic	$0.07	$0.14
Diluted	$0.07	$0.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,423	79,299
Diluted	79,570	79,481

Cash Dividend Declared per Common Share	$0.22	$0.22

OTHER COMPREHENSIVE INCOME
Net income	$7,460	$13,414
Other comprehensive gain (loss):
Gain (loss) on interest rate swaps	2,442	723
Comprehensive income	9,902	14,137
Comprehensive income attributable to noncontrolling interest	(232)	(333)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$9,670	$13,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the three Months Ended March 31, 2018
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2017	$92,427	$794	$1,160,862	$(392,619)	$2,858	$20,847	$885,169
Adoption of ASU 2017-05	—	—	—	2,109	—	51	2,160
Redemption of OP unit holders	—	—	—	(2)	—	(5)	(7)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	1	390	—	—	—	391
Dividends declared to common shareholders	—	—	—	(17,484)	—	—	(17,484)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(421)	(421)
Dividends declared to deferred shares	—	—	—	(127)	—	—	(127)
Other comprehensive income adjustment	—	—	—	—	2,385	57	2,442
Net income	—	—	—	7,286	—	174	7,460
Balance, March 31, 2018	$92,427	$795	$1,161,252	$(402,512)	$5,243	$20,703	$877,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$7,460	$13,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,112	22,817
Amortization of deferred financing fees	380	346
Income tax provision	18	28
Earnings from unconsolidated joint ventures	(71)	(86)
Distributions received from operations of unconsolidated joint ventures	222	374
Provision for impairment	—	5,717
Gain on sale of real estate	—	(11,375)
Amortization of premium on mortgages, net	(260)	(292)
Service-based restricted share expense	724	645
Long-term incentive cash and equity compensation expense	71	(118)
Changes in assets and liabilities:
Accounts receivable, net	891	(2,872)
Acquired lease intangibles and other assets, net	206	277
Accounts payable, acquired lease intangibles and other liabilities	(3,205)	(3,388)
Net cash provided by operating activities	27,548	25,487

INVESTING ACTIVITIES
Acquisition of real estate	(6,365)	(168,763)
Development and capital improvements	(22,816)	(13,656)
Net proceeds from sales of real estate	—	27,422
Net cash used in by investing activities	(29,181)	(154,997)

FINANCING ACTIVITIES
Repayments of mortgages and notes payable	(642)	(806)
Proceeds on revolving credit facility	25,000	178,000
Repayments on revolving credit facility	—	(6,000)
Proceeds, net of costs, from issuance of common stock	—	(24)
Redemption of operating partnership units for cash	(7)	—
Shares used for employee taxes upon vesting of awards	(411)	(485)
Dividends paid to preferred shareholders	(1,675)	(1,675)
Dividends paid to common shareholders and deferred shares	(17,573)	(17,533)
Distributions paid to operating partnership unit holders	(421)	(422)
Net cash provided by financing activities	4,271	151,055

Net change in cash, cash equivalents and restricted cash	2,638	21,545
Cash, cash equivalents and restricted cash at beginning of period	12,891	14,726
Cash, cash equivalents and restricted cash at end of period	$15,529	$36,271

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $245 and $54 in 2018 and 2017, respectively)	$6,078	$6,714
Deferred gain recognized in equity	$2,160	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company” or "RPT"), is a real estate investment trust (“REIT”) engaged in the business of owning, developing, redeveloping, acquiring, managing and leasing large multi-anchored shopping centers primarily in a number of the largest metropolitan markets in the central United States.  As of March 31, 2018, our property portfolio consisted of 56 wholly owned shopping centers comprising approximately 13.6 million square feet. We also have ownership interests of 7%, 20%, 30% and 30%, respectively, in four joint ventures. Our joint ventures are reported using equity method accounting. We earn fees from two joint ventures for managing, leasing and redeveloping the shopping centers they own. In addition, we own interests in several land parcels that are available for development or sale. Most of our properties are anchored by supermarkets and/or national chain stores.  Our credit risk, therefore, is concentrated in the retail industry.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (the "OP") (97.7% owned by the Company at March 31, 2018 and December 31, 2017), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.

We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Recently Adopted Accounting Pronouncements

In February 2017, the FASB issued ASU 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" ("ASU 2017-05"). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. ASU 2017-05 also defines the term "in substance nonfinancial asset". In addition, ASU 2017-05 eliminates the guidance specific to real estate sales in ASC 360-20. It is effective for annual periods beginning after December 15, 2017, therefore we adopted the standard on January 1, 2018. In doing so, the Company recorded an adjustment under the modified retrospective method of approximately $2.2 million to shareholders' equity associated with a transaction that occurred in the fourth quarter of 2017. The adjustment had no impact on earnings or cash flows.

In May 2017, the FASB issued ASU 2017-09 "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"). ASU 2017-09 clarifies guidance about what changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows." This new guidance is effective January 1, 2018, with early adoption permitted, and requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The pronouncement requires a retrospective transition method of adoption. The adoption of this standard resulted in the reclassification of approximately $26.1 million of proceeds from real estate dispositions during the three months ended March 31, 2017 that were held in escrow as restricted cash. The amount was reclassified as net proceeds from sales of real estate from a non cash investing activity.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balances sheets that reconciles to the total shown within the consolidated statements of cash flows.

	As of March 31,
	2018	2017
Cash and cash equivalents	$10,315	$4,486
Restricted cash and escrows	5,214	31,785
	$15,529	$36,271

Restricted cash generally consists of funds held in escrow by lenders to pay real estate taxes, insurance premiums and certain capital expenditures. In limited instances, restricted cash may include deposits on potential future acquisitions and/or proceeds related to dispositions of real estate.

In August 2016, the FASB issued ASU 2016-15 "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 is a comprehensive revenue recognition standard that superseded nearly all prior GAAP revenue recognition guidance as well as prior GAAP guidance governing the sale of non-financial assets. The standard’s core principle is that a company should recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies need to exercise more judgment and make more estimates than under prior GAAP guidance. ASU 2014-09 became effective for public entities for annual and interim reporting periods beginning after December 15, 2017 and early adoption was permitted in periods ending after December 15, 2016. The guidance permited two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application (modified retrospective method). We adopted the standard and the related updates subsequently issued by the FASB using the modified retrospective method on January 1, 2018. ASU 2014-09 applies only to certain revenue included in Other Property Income and Management and Other Fee Income in our Consolidated Statement of Operations which totaled $0.9 million, or less than 2.0% of total revenue, for the quarter ended March 31, 2018. The adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018.

Recent Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." These amendments add SEC guidance, among other things, to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act. This standard is effective for all public companies upon addition to the FASB Codification. We are currently evaluating the guidance and have not determined the impact this standard may have on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-04, "Investments-Debt Securities (Topic 320 and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273". These amendments supersede previous SEC guidance in the Codification in SAB Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Equity Securities and special balance sheet requirements in Regulation S-X Rule 3A-05 for Public Utility Holding Companies. This standard is effective for all public companies upon addition to the FASB Codification. We are currently evaluating the guidance and have not determined the impact this standard may have on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", that clarifies the guidance in ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10). For public business entities, ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. We are currently evaluating the guidance and have not determined the impact this standard may have on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". These amendments provide financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. This standard is effective for for fiscal years beginning after December 15, 2018 and interim periods within those financial years. We are currently evaluating the guidance and have not determined the impact this standard may have on our consolidated financial statements.

In January 2018, the FASB issued ASU 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842". The standard provides an optional transition practical expedient for the adoption of ASU 2016-02 that, if elected, would not require an organization to reconsider its accounting for existing land easements that are not currently accounted for under the old leases standard. Also under this new pronouncement, non-lease components of new or modified leases, including common area maintenance reimbursements, will be accounted for under the Revenue from Contracts with Customers guidance. Additionally, only incremental direct leasing costs may be capitalized under this new guidance. This standard is effective along with ASU 2016-02, for periods after December 15, 2018. The Company expects to adopt this new guidance on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.

In January 2017, the FASB issued ASU 2017-04 "Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on our consolidated financial statements.

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

For the three months ended March 31, 2018, we recorded no impairment provision and for the three months ended March 31, 2017, we recorded an impairment provision of $5.7 million on shopping centers classified as income producing. The 2017 adjustment was triggered by changes in the associated market price and expected holding period assumptions related to these shopping centers. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing an asset or market pricing from potential or comparable transactions.

Land available for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development or sale was $32.3 million and $31.6 million at March 31, 2018 and December 31, 2017, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $38.9 million and $26.6 million at March 31, 2018 and December 31, 2017, respectively. The increase in construction in progress from December 31, 2017 to March 31, 2018 was due primarily to the ongoing redevelopment and expansion projects across the portfolio.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding. As of March 31, 2018, we had no properties and no parcels classified as held for sale.

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisition activity for the three months ended March 31, 2018:

					Gross
Property Name	Location	GLA (in thousands)	Acreage	Date Acquired	Purchase Price	Assumed Debt
					(In thousands)

Leasehold Interest (West Oaks)	Novi, MI	60	N/A	01/05/18	$6,365	$—
Total consolidated income producing acquisitions		60	—		$6,365	$—

Total Acquisitions		60	—		$6,365	$—

The aggregate fair value of our 2018 acquisition through March 31, 2018, was allocated and is reflected in the following table.

Allocated Fair Value
(In thousands)
Buildings and improvements	$6,427
Above market leases	237
Lease origination costs	633
Other liabilities	(353)
Below market leases	(579)
Total purchase price allocated	$6,365

Total revenue and net income for the 2018 acquisition included in our condensed consolidated statement of operations for the three months ended March 31, 2018 were as follows:

Three Months Ended March 31, 2018
(In thousands)

Total revenue from 2018 acquisition	$188
Net income from 2018 acquisition	$188

Unaudited Proforma Information

If the 2018 acquisition had occurred on January 1, 2017, our consolidated revenues and net income for the three months ended March 31, 2018 and 2017 would have been as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)

Consolidated revenue	$62,726	$68,021
Consolidated net income available to common shareholders	$5,619	$11,619

Dispositions

There was no disposition activity for the three months ended March 31, 2018.

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

The fourth joint venture was created in November 2017. The Company became a 30% equity investor in the entity for $3.0 million. The operating agreement of the joint venture does not provide the equity investors substantive kick-out rights or substantive participating rights, therefore we have concluded it is a variable interest entity. The Company has evaluated all explicit and implicit interests and further concluded we do not control the entity, nor are we the primary beneficiary. Because we do not control the joint venture we do not consolidate it as a variable interest entity, but instead account for it using the equity method. As of March 31, 2018, the Company's exposure to loss in the variable interest joint venture approximated the carrying value of its equity investment of $3.0 million.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	March 31, 2018	December 31, 2017
	(In thousands)
ASSETS
Investment in real estate, net	$93,290	$93,801
Other assets	3,810	4,099
Total Assets	$97,100	$97,900
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$41,805	$42,330
Other liabilities	$376	$220
Owners' equity	54,919	55,350
Total Liabilities and Owners' Equity	$97,100	$97,900

RPT's equity investments in unconsolidated joint ventures	$5,494	$3,493

	Three Months Ended March 31,
Statements of Operations	2018	2017
	(In thousands)
Total revenue	$1,187	$1,163
Total expenses	748	708
Net income	$439	$455

RPT's share of earnings from unconsolidated joint ventures	$71	$86

Acquisitions

There was no acquisition activity in the three months ended March 31, 2018 by any of our unconsolidated joint ventures.

Dispositions

There was no disposition activity in the three months ended March 31, 2018 by any of our unconsolidated joint ventures.

Joint Venture Management and Other Fee Income

We are engaged by two of our joint ventures to provide asset management, property management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Management fees	$46	$74
Leasing fees	40	79
Total	$86	$153

5.  Debt

The following table summarizes our mortgages and notes payable and capital lease obligation as of March 31, 2018 and December 31, 2017:

Notes Payable and Capital Lease Obligation	March 31, 2018	December 31, 2017
	(In thousands)
Senior unsecured notes	$610,000	$610,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	120,302	120,944
Unsecured revolving credit facility	55,000	30,000
Junior subordinated notes	28,125	28,125
	1,023,427	999,069
Unamortized premium	3,707	3,967
Unamortized deferred financing costs	(3,646)	(3,821)
Total notes payable	$1,023,488	$999,215

Capital lease obligation	$1,022	$1,022

Senior unsecured notes and unsecured term loans

Our $820.0 million of senior unsecured notes and unsecured term loans have interest rates ranging from 2.79% to 4.74% and are due at various maturity dates from May 2020 through December 2029.

Mortgages

Our $120.3 million of fixed rate mortgages have interest rates ranging from 3.76% to 7.38% and are due at various maturity dates from December 2019 through June 2026. The fixed rate mortgages are secured by properties that have an approximate net book value of $190.3 million as of March 31, 2018. It is our intent to repay the mortgages maturing in 2019 and beyond using cash, borrowings under our unsecured line of credit, or other sources of financing which may include long-term unsecured notes.

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

Revolving Credit Facility

As of March 31, 2018, we had $55.0 million outstanding under our revolving credit facility, an increase of $25.0 million from December 31, 2017, as a result of borrowings for general corporate purposes. After adjusting for outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaling $0.7 million, we had $294.3 million of availability under our revolving credit facility. The interest rate as of March 31, 2018 was 3.01%.

Junior Subordinated Notes

Our junior subordinated notes have a variable rate of LIBOR plus 3.30%. The maturity date is January 2038.

The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2018:

Year Ending December 31,
(In thousands)
2018	$1,920
2019	5,859
2020	102,269
2021 (1)	169,508
2022	77,397
Thereafter	666,474
Subtotal debt	1,023,427
Unamortized premium	3,707
Unamortized deferred financing costs	(3,646)
Total debt	$1,023,488

(1) Scheduled maturities in 2021 include the $55.0 million balance on the unsecured revolving credit facility drawn as of March 31, 2018. The unsecured revolving credit facility has two six-month extensions available at the Company's option provided compliance with financial covenants is maintained.

Our unsecured revolving credit facility, senior unsecured notes, and unsecured term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of March 31, 2018, we were in compliance with these covenants.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

		Total
	Balance Sheet Location	Fair Value	Level 2
March 31, 2018		(In thousands)
Derivative assets - interest rate swaps	Other assets	$5,377	$5,377
Derivative liabilities - interest rate swaps	Other liabilities	$(10)	$(10)
December 31, 2017
Derivative assets - interest rate swaps	Other assets	$3,133	$3,133
Derivative liabilities - interest rate swaps	Other liabilities	$(208)	$(208)

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $940.3 million and $940.9 million as of March 31, 2018 and December 31, 2017, respectively, had fair values of approximately $931.6 million and $940.8 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $83.1 million and $58.1 million as of March 31, 2018 and December 31, 2017, respectively.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:
Net Real Estate
Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the three months ended March 31, 2018, we did not incur any impairment for income producing shopping centers that are required to be measured at fair value on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the period.
7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.   Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR rate. Changes in the fair values are immediately included in other income and expenses. At March 31, 2018, all of our hedges were effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of March 31, 2018:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	$25,000	1.850%	$17	10/2018
Unsecured term loan	Cash Flow	5,000	1.840%	4	10/2018
Unsecured term loan	Cash Flow	15,000	2.150%	64	05/2020
Unsecured term loan	Cash Flow	10,000	2.150%	43	05/2020
Unsecured term loan	Cash Flow	50,000	1.460%	942	05/2020
Unsecured term loan	Cash Flow	20,000	1.498%	588	05/2021
Unsecured term loan	Cash Flow	15,000	1.490%	445	05/2021
Unsecured term loan	Cash Flow	40,000	1.480%	1,200	05/2021
		$180,000		$3,303

Derivative Assets - Forward Swaps
Unsecured term loan	Cash Flow	60,000	1.770%	2,074	03/2023
Total Derivative Assets		$240,000		$5,377

Derivative Liabilities
Unsecured term loan	Cash Flow	$30,000	2.048%	$(10)	10/2018
Total Derivative Liabilities		$30,000		$(10)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017		2018	2017
	(In thousands)			(In thousands)

Interest rate contracts - assets	$2,278	$522	Interest Expense	$(33)	$(154)
Interest rate contracts - liabilities	277	648	Interest Expense	(80)	(293)
Total	$2,555	$1,170	Total	$(113)	$(447)

8.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share data)
Net income	$7,460	$13,414
Net income attributable to noncontrolling interest	(174)	(316)
Allocation of income to restricted share awards	(108)	(94)
Income attributable to RPT	7,178	13,004
Preferred share dividends	(1,675)	(1,675)
Net income available to common shareholders	5,503	11,329
Net income available to common shareholders - Diluted	$5,503	$11,329

Weighted average shares outstanding, Basic	79,423	79,299
Restricted stock awards using the treasury method	147	182
Weighted average shares outstanding, Diluted	79,570	79,481

Income per common share, Basic	$0.07	$0.14
Income per common share, Diluted	$0.07	$0.14

We exclude certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Three Months Ended March 31,
	2018		2017
	Issued	Converted	Issued	Converted
Operating Partnership Units	1,916	1,916	1,917	1,917
Series D Preferred Shares	1,849	6,772	1,849	6,657
Performance Share Units	196	—	104	—
	3,961	8,688	3,870	8,574

9.  Share-based Compensation Plans

As of March 31, 2018, we have one share-based compensation plan in effect, the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to any Company performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees.  The 2012 LTIP allows us to issue up to 2.0 million shares of our common stock, units or stock options, of which 1.0 million remained available for issuance as of March 31, 2018.

As of March 31, 2018, we had 503,534 unvested share awards granted under the 2012 LTIP and other plans which terminated when the 2012 LTIP became effective.  These awards have various expiration dates through March 2023.

During the three months ended March 31, 2018, we had the following awards:

•	granted 213,611 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and

•	granted performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards to employees vest over five years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year. We recognized expense related to restricted share grants of $0.7 million and $0.6 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. Compensation benefit related to the cash awards was $(23.0) thousand and $(0.1) million for the three months ended March 31, 2018 and March 31, 2017, respectively.

The Company also determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was an expense of $0.1 million for the three months ended March 31, 2018 and $26.0 thousand for the three months ended March 31, 2017, respectively.

We recognized total share-based compensation expense of $0.8 million and $0.5 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

As of March 31, 2018, we had $6.5 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 3.2 years.

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

As of March 31, 2018, we had a federal and state deferred tax asset of $6.9 million and a valuation allowance of $6.9 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded income tax provisions of approximately $18.0 thousand and $28.0 thousand for the three months ended March 31, 2018 and 2017, respectively.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

11.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2018, we had entered into agreements for construction costs of approximately $18.4 million.

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

We recognized rent expense related to these operating leases of $0.4 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

Capital Lease

We have a ground lease at Buttermilk Towne Center which we have recorded as a capital lease that expires in December 2032. Interest expense for this capital lease was negligible for the three months ended March 31, 2018 and 2017, respectively.

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

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; the cost and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors discussed elsewhere in this document and our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017.   Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

We are a fully integrated, self-administered, publicly-traded equity REIT specializing in the ownership, development and redevelopment of community shopping centers. Most of our properties are multi-anchored by super markets and/or national chain stores. Our primary business is managing and leasing space to tenants in the shopping centers we own. We also manage certain centers for our unconsolidated joint ventures for which we charge fees. Our credit risk, therefore, is concentrated in the retail industry.

As of March 31, 2018, our property portfolio consisted of 56 wholly owned shopping centers comprising approximately 13.6 million square feet. We also have ownership interests of 7%, 20%, 30% and 30%, respectively, in four joint ventures, for which we manage an additional 0.7 million square feet. In addition, we own interests in several land parcels that are available for development or sale, the majority of which are adjacent to certain of our existing developed properties. Our consolidated portfolio was 93.6% leased at March 31, 2018 as compared to 94.3% at March 31, 2017.  The decline in leased occupancy is primarily a result of the Gander Mountain, MC Sporting Goods and rue21 bankruptcies, offset partially by the impact of property disposals in the last nine months of 2017.

We accomplished the following activity during the three months ended March 31, 2018:

Operating Activity

For our consolidated properties we reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	47	318,705	$18.47	$17.06	$2.52	$0.16
New Leases - Comparable	2	3,000	$18.13	$9.63	$1.33	$9.88
New Leases - Non-Comparable (4)	21	109,638	$15.08	N/A	$43.61	$5.19
Total	70	431,343	$17.61	N/A	$12.96	$1.50

(1) Base rent represents contractual minimum rent under the new lease for the first 12 months of the term.

(2)	Prior rent represents minimum rent, if any, paid by the prior tenant in the final 12 months of the term.

(3)	Includes tenant improvement cost, tenant allowances, and landlord costs. Excludes first generation space and new leases related to development and redevelopment activity.

(4) Non-comparable lease transactions include leases for space vacant for greater than 12 months, leases for space which has been combined from smaller spaces or demised from larger spaces and leases structured differently from the prior lease. As a result, there is no comparable prior rent per square foot to compare to the base rent per square foot of the new lease.

Investing Activity

At March 31, 2018, we have six properties under redevelopment, expansion or re-anchoring that have an estimated cost of $74.3 million, of which $21.4 million remains to be invested. Completion for these projects is expected over the next fifteen months.

Financing Activity

Debt
As of March 31, 2018 we had net debt to total market capitalization of 48.2% as compared to 48.9% at March 31, 2017. The decrease is attributable to declines in the price of our common and preferred stock, as well as a decrease in net debt primarily attributable to a decline in the outstanding balance on our revolving credit.
At March 31, 2018 and March 31, 2017, we had $294.3 million and $91.5 million, respectively, available to draw under our unsecured revolving line of credit.
Equity

For the three months ended March 31, 2018, we did not issue any common shares through our equity distribution arrangement. The shares issuable are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925).

Land Available for Development or Sale

At March 31, 2018, our three largest development sites, Hartland Towne Square, Lakeland Park Center and Parkway Shops, each had phase one completed. We estimate that if we proceed with the development of the projects, up to approximately 420,000 square feet of gross leasable area ("GLA") could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to risks such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

Accounting Policies and Estimates

Our 2017 Annual Report on Form 10-K contains a description of our critical accounting policies, including policies for the initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.

Comparison of three months ended March 31, 2018 to March 31, 2017

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or have significantly changed in the three months ended March 31, 2018 as compared to the same period in 2017:

	Three Months Ended March 31,
	2018	2017	Dollar Change	Percent Change
	(In thousands)
Total revenue	$62,718	$67,825	$(5,107)	(7.5)%
Real estate taxes	10,157	10,993	(836)	(7.6)%
Recoverable operating expense	6,806	7,608	(802)	(10.5)%
Non-recoverable operating expense	1,001	1,148	(147)	(12.8)%
Depreciation and amortization	21,112	22,817	(1,705)	(7.5)%
General and administrative expense	5,887	6,451	(564)	(8.7)%
Provision for impairment	—	5,717	(5,717)	(100.0)%
Gain on sale of real estate	—	11,375	(11,375)	(100.0)%
Earnings from unconsolidated joint ventures	71	86	(15)	(17.4)%
Interest expense	10,601	10,799	(198)	(1.8)%
Preferred share dividends	1,675	1,675	—	—%

Total revenue for the three months ended March 31, 2018, decreased $5.1 million, or (7.5)%, from 2017. The decrease is primarily due to the following:

•	$7.1 million decrease related to properties sold in 2017; offset by

•	$2.1 million increase related to acquisitions completed in February 2017
Real estate tax expense for the three months ended March 31, 2018 decreased $0.8 million, or (7.6)% from 2017, primarily due to properties sold during 2017, net of additional expense from acquisitions completed in February 2017.

Recoverable operating expense in 2018 decreased $0.8 million, or (10.5)%, from 2017 primarily due to properties sold during 2017 and lower expense at existing properties, net of additional expense from acquisitions completed in February 2017.

Non-recoverable operating expense for the three months ended March 31, 2018 decreased $0.1 million, or (12.8)% from 2017. The decrease is primarily the result of the properties sold during 2017.

Depreciation and amortization expense for the three months ended March 31, 2018 decreased $1.7 million, or (7.5)%, from 2017.  The decrease is primarily a result of properties sold during 2017 and assets written off in the first quarter of 2017 related to a bankruptcy tenant, offset partially by higher depreciation expense from acquisitions completed in February 2017.

General and administrative expense for the three months ended March 31, 2018 decreased $0.6 million or (8.7)% from 2017.  The decrease was primarily due to lower bonus compensation and lower professional fees, offset partially by higher recruiting fees attributable to the Chief Executive Officer search which concluded in April 2018.

During the three months ended March 31, 2017, we recorded an impairment provision totaling $5.7 million on shopping centers classified as income producing. The adjustment was triggered by changes in the associated market price and expected holding period assumptions related to these shopping centers. There was no impairment provision recorded during the three months ended March 31, 2018.

The Company had no real estate disposals during the three months ended March 31, 2018. Real estate disposals during the three months ended March 31, 2017 produced a gain $11.4 million.

Interest expense for the three months ended March 31, 2018 decreased $0.2 million or (1.8)% from 2017. The decrease is primarily a result of an 8.0% decrease in our average outstanding debt and higher capitalized interest, offset partially by a 20 basis point increase in our weighted average interest rate.

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

We believe our current capital structure provides us with the financial flexibility to fund our current capital needs. We intend to continue to enhance our financial and operational flexibility by extending the duration of our debt, laddering our debt maturities and further expanding our unencumbered asset base. In addition, we believe we have access to multiple forms of capital which includes unsecured corporate debt, and preferred and common equity, including our at-the-market equity program we have in place.

At March 31, 2018 and 2017, we had $15.5 million and $36.3 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash generally consists of funds held in escrow by lenders to pay real estate taxes, insurance premiums and certain capital expenditures, in addition to deposits on potential future acquisitions. At March 31, 2017 restricted cash and escrows included $26.1 million of disposition proceeds that were subsequently used to complete an Internal Revenue Code section 1031 exchange. As of March 31, 2018 we had no debt maturing for the remainder of 2018 and we had $294.3 million available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants.

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

For the three months ended March 31, 2018, our cash flows were as follows compared to the same period in 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$27,548	$25,487
Net cash used in by investing activities	(29,181)	(154,997)
Net cash provided by financing activities	4,271	151,055

Operating Activities

Net cash flow provided by operating activities increased $2.1 million in 2018 compared to 2017 primarily due to the following:

•	Favorable change in net accounts receivable of $3.8 million; and

•	Lower net income of $2.0 million after adjusting for depreciation and amortization, gains on the sale of real estate and provisions for impairment.

Investing Activities

Net cash used in investing activities decreased $125.8 million compared to 2017 primarily due to:

•	Acquisitions of real estate decreased $162.4 million;

•	Development and capital improvements to real estate increased $9.2 million; and

•	Net proceeds from the sale of real estate decreased $27.4 million.

In the first quarter of 2018 we acquired the leasehold interest in a ground lease at our existing West Oaks shopping center for approximately $6.4 million and made a deposit of $1.5 million on a potential shopping center acquisition. In the first quarter of 2017 we acquired two properties at a combined gross purchase price of $164.3 million, net of $4.0 million paid in the previous year as deposits.

At March 31, 2018, we had six properties under redevelopment or expansion that have an estimated cost of $74.3 million, of which $21.4 million remains to be invested. Completion for these projects is expected over the next fifteen months.

Financing Activities

Net cash provided by financing activities decreased $146.8 million compared to 2017 primarily because net borrowings on our revolving credit facility decreased $147.0 million.

As of March 31, 2018, $294.3 million was available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants. It is anticipated that additional funds borrowed under our credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the credit facility and other debt, refer to Note 5 Debt of notes to the consolidated financial statements.

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

On February 28, 2018 our Board of Trustees declared a quarterly cash dividend of of $0.22 per common share to shareholders of record as of March 20, 2018. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.  Distributions paid by us are expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources could be used.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  As of March 31, 2018 we had $294.3 million available to be drawn on our $350.0 million unsecured revolving credit facility subject to compliance with certain covenants.

Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record as of March 20, 2018.

We have an equity distribution agreement that registered up to 8.0 million common shares for issuance from time to time, in our sole discretion. For the three months ended March 31, 2018, we did not issue any common shares through the arrangement. The shares issuable in the new distribution agreement are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925).

Debt

At March 31, 2018, we had $55.0 million outstanding on our revolving credit facility, $120.3 million of fixed rate mortgage loans encumbering certain properties, $210.0 million of unsecured term loan facilities, $610.0 million in senior unsecured notes and $28.1 million of junior subordinated notes.

In addition, we had interest rate swap derivative instruments in effect for an aggregate notional amount of $270.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at March 31, 2018, we had $83.1 million of variable rate debt outstanding.

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

As of March 31, 2018, our investments in unconsolidated joint ventures were approximately $5.5 million representing our ownership interest in four joint ventures. We accounted for these entities under the equity method. Refer to Note 4 Equity Investments in Unconsolidated Joint Ventures of the notes to the condensed consolidated financial statements for more information.

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

Contractual Obligations

The following are our contractual cash obligations as of March 31, 2018:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	4-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$14,429	$1,920	$7,771	$2,277	$2,461
Payments due at maturity	1,008,998	—	269,865	204,508	534,625
Total mortgages and notes payable (2)	1,023,427	1,920	277,636	206,785	537,086
Interest expense (3)	276,611	31,951	116,920	54,826	72,914
Employment contracts	2,513	1,050	1,463	—	—
Capital lease (4)	1,500	100	300	200	900
Operating leases	100,257	1,121	2,997	1,712	94,427
Construction commitments	18,363	18,363	—	—	—
Development obligations	4,840	583	1,399	571	2,287
Total contractual obligations	$1,427,511	$55,088	$400,715	$264,094	$707,614

(1)	Amounts represent balance of obligation for the remainder of 2018.

(2)	Excludes $3.7 million of unamortized mortgage debt premium and $3.6 million in net deferred financing costs.

(3)	Variable-rate debt interest is calculated using rates at March 31, 2018.

(4)	Includes interest payments associated with the capital lease obligation.

At March 31, 2018, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources.”

Employment Contracts

At March 31, 2018, we had employment contracts with our Chief Executive, Chief Financial and Chief Operating Officers that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

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

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2018, we have entered into agreements for construction activities with an aggregate cost of approximately $18.4 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our development and redevelopment projects currently in process.

For remainder of 2018, we anticipate spending between $60.0 million and $70.0 million for capital expenditures, of which $18.4 million is reflected in the construction commitments in the contractual obligations table. The total anticipated spending relates to redevelopment projects, tenant improvements and leasing costs. Estimates for future spending will change as new projects are approved.

Capitalization

At March 31, 2018 our total market capitalization was $2.1 billion and is detailed below:

(In thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $10.3 million in cash)	$1,026,833
Common shares, OP units, and dilutive securities based on market price of $12.36 at March 31, 2018	1,007,810
Convertible perpetual preferred shares based on market price of $52.21 at March 31, 2018	96,536
Total market capitalization	$2,131,179

Net debt to total market capitalization(1)	48.2%

At March 31, 2018, the non-controlling interest in the Operating Partnership was approximately 2.3%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been approximately 81.5 million common shares of beneficial interest outstanding at March 31, 2018, with a market value of approximately $1.0 billion.

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

In addition to FFO available to common shareholders, we include Operating FFO available to common shareholders as an additional measure of our financial and operating performance. Operating FFO excludes acquisition costs and periodic items such as impairment provisions on land available for development or sale, bargain purchase gains, contingent gains, accelerated amortization of debt premiums and gains or losses on extinguishment of debt that are not adjusted under the current NAREIT definition of FFO.  We provide a reconciliation of FFO to Operating FFO. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

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

The following table illustrates the reconciliation of net income available to common shareholders to FFO to Operating FFO:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share data)
Net income	$7,460	$13,414
Net income attributable to noncontrolling partner interest	(174)	(316)
Preferred share dividends	(1,675)	(1,675)
Net income available to common shareholders	5,611	11,423
Adjustments:
Rental property depreciation and amortization expense	21,050	22,758
Pro-rata share of real estate depreciation from unconsolidated joint ventures	72	73
Gain on sale of depreciable real estate	—	(11,190)
Provision for impairment on income-producing properties	—	5,717
FFO available to common shareholders	26,733	28,781
Noncontrolling interest in Operating Partnership (1)	174	316
Preferred share dividends (assuming conversion)	1,675	1,675
FFO available to common shareholders and dilutive securities	28,582	30,772

Gain on sale of land	—	(185)
Severance expense	14	12
Contingent gain in other income (expense)	(398)	—
Operating FFO available to common shareholders and dilutive securities	$28,198	$30,599

Weighted average common shares	79,423	79,299
Shares issuable upon conversion of Operating Partnership Units (1)	1,916	1,917
Dilutive effect of restricted stock	147	182
Shares issuable upon conversion of preferred shares (2)	6,772	6,657
Weighted average equivalent shares outstanding, diluted	88,258	88,055

Diluted earnings per share (3)	$0.07	$0.14
Per share adjustments for FFO available to common shareholders and dilutive securities	0.25	0.21
FFO available to common shareholders and dilutive securities per share, diluted	$0.32	$0.35

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	—	—
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.32	$0.35

(1)	The total non-controlling interest reflects OP units convertible 1:1 into common shares.

(2)
Series D convertible preferred shares are paid annual dividends of $6.7 million and are currently convertible into approximately 6.8 million shares of common stock. They are dilutive only when earnings or FFO exceed approximately $0.25 per diluted share per quarter, which was the case for FFO for the three months ended March 31, 2018 and 2017. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on earnings per share and FFO in future periods.

(3)	The denominator to calculate diluted earnings per share excludes shares issuable upon conversion of OP units and preferred shares for the three months ended March 31, 2018 and 2017.

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

The following is a summary of our wholly owned properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended March 31,
Property Designation	2018	2017
Same-property	52	52
Acquisitions (1)	2	2
Redevelopment (2)	2	2
Total wholly owned properties	56	56

(1) Includes the following properties not owned in both comparable periods: Providence Marketplace and Webster Place.
(2) Includes the following properties: Woodbury Lakes and Deerfield Towne Center. The entire property indicated for each period is completely excluded from same property NOI.

The following is a reconciliation of our net income available to commons shareholders to Same Property NOI:

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Net income available to common shareholders	$5,611	$11,423
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,675	1,675
Net income attributable to noncontrolling interest	174	316
Income tax provision	18	28
Interest expense	10,601	10,799
Earnings from unconsolidated joint ventures	(71)	(86)
Gain on sale of real estate	—	(11,375)
Other expense, net	(253)	311
Management and other fee income	(86)	(153)
Depreciation and amortization	21,112	22,817
General and administrative expenses	5,887	6,451
Provision for impairment	—	5,717
Amortization of lease inducements	43	44
Amortization of acquired above and below market lease intangibles	(1,122)	(959)
Lease termination fees	—	(33)
Straight-line ground rent expense	70	70
Amortization of acquired ground lease intangibles	6	6
Straight-line rental income	(878)	(810)
NOI	42,787	46,241
NOI from Other Investment Properties	(2,535)	(6,189)
Same Property NOI with Redevelopment	40,252	40,052
NOI from Redevelopment	(3,263)	(2,925)
Same Property NOI without Redevelopment	$36,989	$37,127

Period-end Occupancy percent with Redevelopment	92.3%	93.1%

The following table summarizing GLA and NOI at properties for which we are adding additional GLA or retenanting space. The property is included in same property NOI with Redevelopment, however a portion of GLA and NOI is excluded.

		Three Months Ended March 31,
	Stable	2018		2017
Property	GLA	GLA	NOI	GLA	NOI
River City Marketplace	557	6	$(39)	6	$—
Buttermilk Towne Center	278	13	(56)	13	—
Shops on Lane Avenue	168	6	(31)	6	(27)
Spring Meadows	266	49	(140)	49	(25)
The Shoppes at Fox River II	288	48	(150)	48	(85)
Town & Country	165	20	(74)	20	—
Troy Marketplace	214	4	(2)	4	—
Total adjustments		146	$(492)	146	$(137)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our variable rate debt, interest rates and interest rate swap agreements in effect at March 31, 2018, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.8 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $43.2 million at March 31, 2018.

We had derivative instruments outstanding with an aggregate notional amount of $270.0 million as of March 31, 2018.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.46% to 2.15% and had expirations ranging from 2018 to 2023.  The following table sets forth information as of March 31, 2018 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$1,920	$5,859	$102,269	$114,508	$77,397	$638,349	$940,302	$931,570
Average interest rate	6.0%	6.8%	3.9%	3.2%	5.7%	3.8%	3.8%	4.4%
Variable-rate debt	$—	$—	$—	$55,000	$—	$28,125	$83,125	$83,125
Average interest rate	—%	—%	—%	3.0%	—%	5.1%	3.7%	4.6%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at March 31, 2018 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of March 31, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in certain litigation arising in the ordinary course of business. We do not believe that any of this litigation will have a material effect on our consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: May 7, 2018	By: /s/ DENNIS GERSHENSON Dennis Gershenson President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2018	By: /s/ RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)