Form 10-Q
period 2018-06-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2018-08-08
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of July 27, 2018: 80,154,086

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$397,344	$397,935
Buildings and improvements	1,753,218	1,732,844
Less accumulated depreciation and amortization	(380,108)	(351,632)
Income producing properties, net	1,770,454	1,779,147
Construction in progress and land available for development or sale	77,719	58,243
Net real estate	1,848,173	1,837,390
Equity investments in unconsolidated joint ventures	2,428	3,493
Cash and cash equivalents	5,252	8,081
Restricted cash and escrows	4,361	4,810
Accounts receivable (net of allowance for doubtful accounts of $1,353 and $1,374 as of June 30, 2018 and December 31, 2017, respectively)	24,171	26,145
Acquired lease intangibles, net	50,999	59,559
Other assets, net	98,833	90,916
TOTAL ASSETS	$2,034,217	$2,030,394

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$1,027,803	$999,215
Capital lease obligation	1,022	1,022
Accounts payable and accrued expenses	59,554	56,750
Acquired lease intangibles, net	52,452	60,197
Other liabilities	8,050	8,375
Distributions payable	19,734	19,666
TOTAL LIABILITIES	1,168,615	1,145,225

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,530 and 79,366 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	795	794
Additional paid-in capital	1,163,359	1,160,862
Accumulated distributions in excess of net income	(417,526)	(392,619)
Accumulated other comprehensive income	6,143	2,858
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	845,198	864,322
Noncontrolling interest	20,404	20,847
TOTAL SHAREHOLDERS' EQUITY	865,602	885,169

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,034,217	$2,030,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE
Minimum rent	$52,519	$50,797	$99,431	$100,234
Percentage rent	101	225	425	463
Recovery income from tenants	16,252	14,841	30,834	31,732
Other property income	1,047	1,126	1,861	2,232
Management and other fee income	48	73	134	226
TOTAL REVENUE	69,967	67,062	132,685	134,887

EXPENSES
Real estate taxes	10,602	10,730	20,759	21,723
Recoverable operating expense	6,141	6,431	12,947	14,039
Non-recoverable operating expense	1,111	1,242	2,112	2,390
Depreciation and amortization	23,457	23,335	44,569	46,152
Acquisition costs	233	—	233	—
General and administrative expense	13,378	6,372	19,265	12,823
Provision for impairment	216	820	216	6,537
TOTAL EXPENSES	55,138	48,930	100,101	103,664

OPERATING INCOME	14,829	18,132	32,584	31,223

OTHER INCOME AND EXPENSES
Other (expense) income, net	(68)	(424)	185	(735)
Gain on sale of real estate	181	—	181	11,375
Earnings from unconsolidated joint ventures	202	55	273	141
Interest expense	(10,708)	(11,486)	(21,309)	(22,285)
INCOME BEFORE TAX	4,436	6,277	11,914	19,719
Income tax provision	(33)	(25)	(51)	(53)
NET INCOME	4,403	6,252	11,863	19,666
Net income attributable to noncontrolling partner interest	(101)	(147)	(275)	(462)
NET INCOME ATTRIBUTABLE TO RPT	4,302	6,105	11,588	19,204
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,627	$4,430	$8,238	$15,854

EARNINGS PER COMMON SHARE
Basic	$0.03	$0.05	$0.10	$0.20
Diluted	$0.03	$0.05	$0.10	$0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,519	79,344	79,471	79,322
Diluted	79,621	79,529	79,574	79,525

Cash Dividend Declared per Common Share	$0.22	$0.22	$0.44	$0.44

OTHER COMPREHENSIVE INCOME
Net income	$4,403	$6,252	$11,863	$19,666
Other comprehensive gain (loss):
Gain (loss) on interest rate swaps	922	(632)	3,364	91
Comprehensive income	5,325	5,620	15,227	19,757
Comprehensive income attributable to noncontrolling interest	(122)	(139)	(354)	(464)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$5,203	$5,481	$14,873	$19,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2018
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2017	$92,427	$794	$1,160,862	$(392,619)	$2,858	$20,847	$885,169
Adoption of ASU 2017-05	—	—	—	2,109	—	51	2,160
Issuance of common shares, net of issuance costs	—	—	(25)	—	—	—	(25)
Redemption of OP unit holders	—	—	—	(2)	—	(5)	(7)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	1	2,522	—	—	—	2,523
Dividends declared to common shareholders	—	—	—	(34,981)	—	—	(34,981)
Dividends declared to preferred shareholders	—	—	—	(3,350)	—	—	(3,350)
Distributions declared to noncontrolling interests	—	—	—	—	—	(843)	(843)
Dividends declared to deferred shares	—	—	—	(271)	—	—	(271)
Other comprehensive income adjustment	—	—	—	—	3,285	79	3,364
Net income	—	—	—	11,588	—	275	11,863
Balance, June 30, 2018	$92,427	$795	$1,163,359	$(417,526)	$6,143	$20,404	$865,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$11,863	$19,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,569	46,152
Amortization of deferred financing fees	760	692
Income tax provision	51	53
Earnings from unconsolidated joint ventures	(273)	(141)
Distributions received from operations of unconsolidated joint ventures	481	478
Provision for impairment	216	6,537
Gain on sale of real estate	(181)	(11,375)
Amortization of premium on mortgages, net	(518)	(583)
Service-based restricted share expense	2,886	1,181
Long-term incentive cash and equity compensation expense	666	330
Changes in assets and liabilities:
Accounts receivable, net	1,974	(1,826)
Acquired lease intangibles and other assets, net	(1,958)	(2,176)
Accounts payable, acquired lease intangibles and other liabilities	(6,561)	(6,867)
Net cash provided by operating activities	53,975	52,121

INVESTING ACTIVITIES
Acquisition of real estate	(6,365)	(168,964)
Development and capital improvements	(43,914)	(25,286)
Net proceeds from sales of real estate	1,354	27,422
Proceeds from sale of investment in joint venture	3,000	—
Net cash used in investing activities	(45,925)	(166,828)

FINANCING ACTIVITIES
Repayments of mortgages and notes payable	(1,267)	(1,588)
Proceeds on revolving credit facility	45,000	202,000
Repayments on revolving credit facility	(15,000)	(24,000)
Proceeds, net of costs, from issuance of common stock	(25)	(24)
Redemption of operating partnership units for cash	(7)	(5)
Shares used for employee taxes upon vesting of awards	(651)	(498)
Dividends paid to preferred shareholders	(3,350)	(3,350)
Dividends paid to common shareholders and deferred shares	(35,185)	(35,093)
Distributions paid to operating partnership unit holders	(843)	(844)
Net cash (used in) provided by financing activities	(11,328)	136,598

Net change in cash, cash equivalents and restricted cash	(3,278)	21,891
Cash, cash equivalents and restricted cash at beginning of period	12,891	14,726
Cash, cash equivalents and restricted cash at end of period	$9,613	$36,617

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $576 and $118 in 2018 and 2017, respectively)	$18,393	$21,023
Deferred gain recognized in equity	$2,160	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company” or "RPT"), owns and operates high-quality, dynamic open-air shopping centers located in the top U.S. metro areas. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange under the ticker symbol RPT. As of June 30, 2018, the Company's portfolio consisted of 58 shopping centers (including two shopping centers owned through joint ventures) representing 14.0 million square feet. As of June 30, 2018, the Company’s aggregate portfolio was 93.9% leased.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (the "OP") (97.7% owned by the Company at June 30, 2018 and December 31, 2017), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.

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

Recently Adopted Accounting Pronouncements

In February 2017, the FASB issued ASU 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" ("ASU 2017-05"). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. ASU 2017-05 also defines the term "in substance nonfinancial asset". In addition, ASU 2017-05 eliminates the guidance specific to real estate sales in ASC 360-20. It became effective for annual periods beginning after December 15, 2017, therefore we adopted the standard on January 1, 2018. In doing so, the Company recorded an adjustment under the modified retrospective method of approximately $2.2 million to shareholders' equity associated with a transaction that occurred in the fourth quarter of 2017. The adjustment had no impact on earnings or cash flows.

In May 2017, the FASB issued ASU 2017-09 "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"). ASU 2017-09 clarifies guidance about what changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. It became effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows." This new guidance became effective January 1, 2018, with early adoption permitted, and requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The pronouncement requires a retrospective transition method of adoption. The adoption of this standard resulted in the reclassification of approximately $26.1 million of proceeds from real estate dispositions during the six months ended June 30, 2017 that were held in escrow as restricted cash. The amount was reclassified as net proceeds from sales of real estate from a non cash investing activity.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balances sheets that reconciles to the total shown within the consolidated statements of cash flows.

	As of June 30,
	2018	2017
	(In thousands)
Cash and cash equivalents	$5,252	$4,798
Restricted cash and escrows	4,361	31,819
	$9,613	$36,617

Restricted cash generally consists of funds held in escrow by lenders to pay real estate taxes, insurance premiums and certain capital expenditures. In limited instances, restricted cash may include deposits on potential future acquisitions and/or proceeds related to dispositions of real estate.

In August 2016, the FASB issued ASU 2016-15 "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update became effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 is a comprehensive revenue recognition standard that superseded nearly all prior GAAP revenue recognition guidance as well as prior GAAP guidance governing the sale of non-financial assets. The standard’s core principle is that a company should recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies need to exercise more judgment and make more estimates than under prior GAAP guidance. ASU 2014-09 became effective for public entities for annual and interim reporting periods beginning after December 15, 2017 and early adoption was permitted in periods ending after December 15, 2016. The guidance permitted two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application (modified retrospective method). We adopted the standard and the related updates subsequently issued by the FASB using the modified retrospective method on January 1, 2018. ASU 2014-09 applies only to certain revenue included in Other Property Income and Management and Other Fee Income in our Consolidated Statement of Operations which totaled $2.0 million, or less than 2.0% of total revenue, for the six months ended June 30, 2018. The adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018.

Recent Accounting Pronouncements

In July 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-10, "Codification Improvements to Topic 842, Leases", which affects narrow aspects of the guidance issued in the amendments in ASU 2016-02. This standard is effective along with ASU 2016-02, for periods after December 15, 2018. The Company expects to adopt this new guidance on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", which expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We are currently evaluating the guidance and have not determined the impact this standard may have on our consolidated financial statements.

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

For the three and six months ended June 30, 2018, we recorded an impairment provision totaling $0.2 million on a land parcel. The 2018 adjustment was triggered by higher costs related to this parcel. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing an asset or market pricing from potential or comparable transactions. For the three and six months ended June 30, 2017, we recorded an impairment provision totaling $0.8 million and $6.5 million, respectively, on shopping centers classified as income producing.

Land available for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development or sale was $31.5 million and $31.6 million at June 30, 2018 and December 31, 2017, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $46.2 million and $26.6 million at June 30, 2018 and December 31, 2017, respectively. The increase in construction in progress from December 31, 2017 to June 30, 2018 was due primarily to the ongoing redevelopment and expansion projects across the portfolio.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding. As of June 30, 2018, and December 31, 2017, we had no properties and no parcels classified as held for sale.

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisition activity for the six months ended June 30, 2018:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Assumed Debt
		(in thousands)			(In thousands)

Leasehold Interest (West Oaks)	Novi, MI	60	N/A	01/05/18	$6,365	$—
Total consolidated income producing acquisitions		60	—		$6,365	$—

Total Acquisitions		60	—		$6,365	$—

The aggregate fair value of our 2018 acquisition through June 30, 2018, was allocated and is reflected in the following table.

Allocated Fair Value
(In thousands)
Buildings and improvements	$6,427
Above market leases	237
Lease origination costs	633
Other liabilities	(353)
Below market leases	(579)
Total purchase price allocated	$6,365

Total revenue and net income for the 2018 acquisition included in our condensed consolidated statement of operations for the three and six months ended June 30, 2018 were as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In thousands)

Total revenue from 2018 acquisition	$198	$388
Net income from 2018 acquisition	$127	$244

Unaudited Proforma Information

If the 2018 acquisition had occurred on January 1, 2017, our consolidated revenues and net income for the three and six months ended June 30, 2018 and 2017 would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)

Consolidated revenue	$69,967	$67,233	$132,693	$135,219
Consolidated net income available to common shareholders	$2,627	$4,530	$8,242	$16,043

Dispositions

The following table provides a summary of our disposition activity for the six months ended June 30, 2018.

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain on Sale
					(In thousands)

Theatre Parcel - Hartland Town Square	Hartland, MI	N/A	7.5	04/02/18	$1,450	$181
Peachtree Hills - Outparcel	Duluth, GA	N/A	1.7	05/25/18	$650	$—
Total outparcel dispositions		—	9.2		$2,100	$181

Total Dispositions		—	9.2		$2,100	$181

4.  Equity Investments in Unconsolidated Joint Ventures

We have three joint venture agreements whereby we own 7%, 20%, and 30%, respectively, of the equity in each joint venture. We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

On April 27, 2018 we sold our 30% interest in a joint venture created in November 2017 for proceeds of $3.1 million to our unrelated joint venture partner. The proceeds received from the transaction represent the return of our initial investment of $3.0 million and our share of earnings from the joint venture's operations since inception of $0.1 million. We did not record a gain or loss on sale of our interest in the joint venture.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	June 30, 2018	December 31, 2017
	(In thousands)
ASSETS
Investment in real estate, net	$42,090	$93,801
Other assets	2,373	4,099
Total Assets	$44,463	$97,900
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$—	$42,330
Other liabilities	$151	$220
Owners' equity	44,312	55,350
Total Liabilities and Owners' Equity	$44,463	$97,900

RPT's equity investments in unconsolidated joint ventures	$2,428	$3,493

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	2018	2017	2018	2017
	(In thousands)		(In thousands)
Total revenue	$1,235	$1,130	$2,422	$2,293
Total expenses	867	802	1,615	1,505
Net income	$368	$328	$807	$788

RPT's share of earnings from unconsolidated joint ventures	$202	$55	$273	$141

Acquisitions

There was no acquisition activity in the six months ended June 30, 2018 by any of our unconsolidated joint ventures.

Dispositions

There was no disposition activity in the six months ended June 30, 2018 by any of our unconsolidated joint ventures.

Joint Venture Management and Other Fee Income

We are engaged by two of our joint ventures to provide asset management, property management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Management fees	$48	$63	$94	$137
Leasing fees	—	10	40	89
Total	$48	$73	$134	$226

5.  Debt

The following table summarizes our mortgages, notes payable and capital lease obligation as of June 30, 2018 and December 31, 2017:

Notes Payable and Capital Lease Obligation	June 30, 2018	December 31, 2017
	(In thousands)
Senior unsecured notes	$610,000	$610,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	119,677	120,944
Unsecured revolving credit facility	60,000	30,000
Junior subordinated notes	28,125	28,125
	1,027,802	999,069
Unamortized premium	3,449	3,967
Unamortized deferred financing costs	(3,448)	(3,821)
Total notes payable	$1,027,803	$999,215

Capital lease obligation	$1,022	$1,022

Senior Unsecured Notes

The following table summarizes the Company's senior unsecured notes:

		June 30, 2018		December 31, 2017
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Senior unsecured notes - 3.75% due 2021	6/27/2021	$37,000	3.75%	$37,000	3.75%
Senior unsecured notes - 4.13% due 2022	12/21/2022	25,000	4.13%	25,000	4.13%
Senior unsecured notes - 4.12% due 2023	6/27/2023	41,500	4.12%	41,500	4.12%
Senior unsecured notes - 4.65% due 2024	5/28/2024	50,000	4.65%	50,000	4.65%
Senior unsecured notes - 4.16% due 2024	11/4/2024	50,000	4.16%	50,000	4.16%
Senior unsecured notes - 4.05% due 2024	11/18/2024	25,000	4.05%	25,000	4.05%
Senior unsecured notes - 4.27% due 2025	6/27/2025	31,500	4.27%	31,500	4.27%
Senior unsecured notes - 4.20% due 2025	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes - 4.09% due 2025	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes - 4.74% due 2026	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes - 4.30% due 2026	11/4/2026	50,000	4.30%	50,000	4.30%
Senior unsecured notes - 4.28% due 2026	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes - 4.57% due 2027	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes - 3.64% due 2028	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes - 4.72% due 2029	12/21/2029	20,000	4.72%	20,000	4.72%
		$610,000	4.21%	$610,000	4.21%
Unamortized deferred financing costs		(1,783)		(1,676)
	Total	$608,217		$608,324

Unsecured Term Loan Facilities and Revolving Credit Facility

The following table summarizes the Company's unsecured term loan facilities and revolving credit facility:

		June 30, 2018		December 31, 2017
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Unsecured term loan due 2020 - fixed rate (1)	5/16/2020	$75,000	2.99%	$75,000	2.99%
Unsecured term loan due 2021 - fixed rate (2)	5/29/2021	75,000	2.84%	75,000	2.84%
Unsecured term loan due 2023 - fixed rate (3)	3/1/2023	60,000	3.60%	60,000	3.60%
		$210,000	3.09%	$210,000	3.11%
Unamortized deferred financing costs		(1,008)		(1,224)
Term loans, net		$208,992		$208,776

Revolving credit facility - variable rate	9/14/2021	$60,000	3.34%	30,000	2.71%

(1)	Swapped to a weighted average fixed rate of 1.69%, plus a credit spread of 1.30%, based on a leverage grid at June 30, 2018.

(2)	Swapped to a weighted average fixed rate of 1.49%, plus a credit spread of 1.35%, based on a leverage grid at June 30, 2018.

(3)	Swapped to a weighted average fixed rate of 1.95%, plus a credit spread of 1.65%, based on a leverage grid at June 30, 2018.

As of June 30, 2018, we had $60.0 million outstanding under our revolving credit facility, an increase of $30.0 million from December 31, 2017, as a result of borrowings to fund the Company's redevelopment projects. After adjusting for outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaling $0.2 million, we had $289.8 million of availability under our revolving credit facility. The interest rate as of June 30, 2018 was 3.34%.

Mortgages

The following table summarizes the Company's fixed rate mortgages:

		June 30, 2018		December 31, 2017
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Crossroads Centre Home Depot	12/1/2019	$3,301	7.38%	$3,352	7.38%
West Oaks II and Spring Meadows Place	4/20/2020	26,212	6.50%	26,611	6.50%
Bridgewater Falls Shopping Center	2/6/2022	55,033	5.70%	55,545	5.70%
The Shops on Lane Avenue	1/10/2023	28,650	3.76%	28,650	3.76%
Nagawaukee II	6/1/2026	6,481	5.80%	6,786	5.80%
		$119,677	5.46%	$120,944	5.47%
Unamortized premium		3,449		3,967
Unamortized deferred financing costs		(116)		(149)
	Total	$123,010		$124,762

The fixed rate mortgages are secured by properties that have an approximate net book value of $188.8 million as of June 30, 2018. It is our intent to repay the mortgages maturing in 2019 and beyond using cash, borrowings under our unsecured line of credit, net proceeds from the sale of real estate or other sources of financing which may include long-term unsecured notes.

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

Debt Maturities

The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2018:

Year Ending December 31,
(In thousands)
2018	$1,294
2019	5,860
2020	102,269
2021 (1)	174,508
2022	77,397
Thereafter	666,474
Subtotal debt	1,027,802
Unamortized premium	3,449
Unamortized deferred financing costs	(3,448)
Total debt	$1,027,803

(1) Scheduled maturities in 2021 include the $60.0 million balance on the unsecured revolving credit facility drawn as of June 30, 2018. The unsecured revolving credit facility has two six-month extensions available at the Company's option provided compliance with financial covenants is maintained.

Our unsecured revolving credit facility, senior unsecured notes, and unsecured term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of June 30, 2018, we were in compliance with these covenants.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

		Total
	Balance Sheet Location	Fair Value	Level 2
June 30, 2018		(In thousands)
Derivative assets - interest rate swaps	Other assets	$6,289	$6,289
Derivative liabilities - interest rate swaps	Other liabilities	$—	$—
December 31, 2017
Derivative assets - interest rate swaps	Other assets	$3,133	$3,133
Derivative liabilities - interest rate swaps	Other liabilities	$(208)	$(208)

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $939.7 million and $940.9 million as of June 30, 2018 and December 31, 2017, respectively, had fair values of approximately $922.7 million and $940.8 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $88.1 million and $58.1 million as of June 30, 2018 and December 31, 2017, respectively.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:
Net Real Estate
Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the six months ended June 30, 2018, a land parcel with a fair value of approximately $0.6 million incurred an impairment charge of $0.2 million. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the period.
7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.   Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR rate. At June 30, 2018, all of our hedges were effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of June 30, 2018:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	$25,000	1.850%	$17	10/2018
Unsecured term loan	Cash Flow	5,000	1.840%	4	10/2018
Unsecured term loan	Cash Flow	30,000	2.048%	5	10/2018
Unsecured term loan	Cash Flow	15,000	2.150%	119	05/2020
Unsecured term loan	Cash Flow	10,000	2.150%	79	05/2020
Unsecured term loan	Cash Flow	50,000	1.460%	1,038	05/2020
Unsecured term loan	Cash Flow	20,000	1.498%	668	05/2021
Unsecured term loan	Cash Flow	15,000	1.490%	505	05/2021
Unsecured term loan	Cash Flow	40,000	1.480%	1,358	05/2021
		$210,000		$3,793

Derivative Assets - Forward Swaps
Unsecured term loan	Cash Flow	60,000	1.770%	2,496	03/2023
Total Derivative Assets		$270,000		$6,289

The effect of derivative financial instruments on our condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017		2018	2017
	(In thousands)			(In thousands)

Interest rate contracts - assets	$788	$(699)	Interest Expense	$124	$(104)
Interest rate contracts - liabilities	10	428	Interest Expense	—	(257)
Total	$798	$(271)	Total	$124	$(361)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
	(In thousands)			(In thousands)

Interest rate contracts - assets	$3,107	$(177)	Interest Expense	$50	$(258)
Interest rate contracts - liabilities	246	1,077	Interest Expense	(39)	(551)
Total	$3,353	$900	Total	$11	$(809)

8.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income	$4,403	$6,252	$11,863	$19,666
Net income attributable to noncontrolling interest	(101)	(147)	(275)	(462)
Allocation of income to restricted share awards	(128)	(78)	(241)	(168)
Income attributable to RPT	4,174	6,027	11,347	19,036
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
Net income available to common shareholders - Basic	2,499	4,352	7,997	15,686
Net income available to common shareholders - Diluted	$2,499	$4,352	$7,997	$15,686

Weighted average shares outstanding, Basic	79,519	79,344	79,471	79,322
Restricted stock awards using the treasury method	102	185	103	203
Weighted average shares outstanding, Diluted	79,621	79,529	79,574	79,525

Income per common share, Basic	$0.03	$0.05	$0.10	$0.20
Income per common share, Diluted	$0.03	$0.05	$0.10	$0.20

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Issued	Converted	Issued	Converted	Issued	Converted	Issued	Converted
Operating Partnership Units	1,916	1,916	1,917	1,917	1,916	1,916	1,917	1,917
Series D Preferred Shares	1,849	6,803	1,849	6,685	1,849	6,803	1,849	6,685
Performance Share Units	510	67	98	—	510	71	98	—
	4,275	8,786	3,864	8,602	4,275	8,790	3,864	8,602

9.  Share-based Compensation Plans

As of June 30, 2018, we have two share-based compensation plans in effect: 1) the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to any Company performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees; and 2) the Inducement Incentive Plan (“Inducement Plan”), which was approved by the Board of Trustees in April 2018 and under which our compensation committee may grant, subject to any Company performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement material to the individual’s entry into employment with the Company. The 2012 LTIP allows us to issue up to 2.0 million common shares of beneficial interest, of which 0.9 million remained available for issuance as of June 30, 2018. The Inducement Plan allows us to issue up to 6.0 million shares of our beneficial interest, of which 5.4 million remained available for issuance as of June 30, 2018.

As of June 30, 2018, we had 386,448 unvested service-based share awards granted under the 2012 LTIP and 201,766 unvested service-based share awards granted under the Inducement Plan.  These awards have various expiration dates through March 2023.

During the six months ended June 30, 2018, we granted the following awards:

•	432,921 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and

•	performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards to employees vest over five years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year. We recognized expense related to service-based restricted share grants of $2.2 million and $0.5 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and $2.9 million and $1.2 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. Compensation expense (benefit) related to the cash awards was $0.4 million and $0.4 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and an expense (benefit) of $0.4 million and $0.2 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

The Company also determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was $0.2 million and $0.1 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

We recognized total share-based compensation expense of $2.8 million and $1.0 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and $3.6 million and $1.5 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

As of June 30, 2018, we had $9.8 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 3.6 years.

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

As of June 30, 2018, we had a federal and state deferred tax asset of $7.1 million and a valuation allowance of $7.1 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded income tax provisions of approximately $0.1 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

11.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2018, we had entered into agreements for construction costs of approximately $15.2 million.

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

We recognized rent expense related to these operating leases of $0.4 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $0.9 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively.

Capital Lease

We have a ground lease at Buttermilk Towne Center which we have recorded as a capital lease that expires in December 2032. Interest expense for this capital lease was negligible for the six months ended June 30, 2018 and 2017, respectively.

12. Executive Reorganization

In connection with the reorganization of the executive management team, we recorded one-time employee termination benefits of $6.3 million for the three months and six months ended June 30, 2018. Such charges are reflected in the condensed consolidated statements of operations in general and administrative expense.

13.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

On July 18, 2018, the Ramco/Lion LP, a joint venture the Company has a 30.0% interest in, sold a shopping center located in Stuart, Florida for $22.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say "we," "us," or "our," we mean Ramco-Gershenson Properties Trust, Ramco-Gershenson Properties, L.P., and/or its subsidiaries, as the context may require.

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

Overview

We own and operate high-quality, dynamic open-air shopping centers principally located in the top U.S. metro areas. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange under the ticker symbol RPT. As of June 30, 2018, the Company's portfolio consisted of 58 shopping centers (including two shopping centers owned through joint ventures) representing 14.0 million square feet. As of June 30, 2018, the Company’s aggregate portfolio was 93.9% leased.

Our Strategy

Our strategy is to be a dominant shopping center owner, with a focus on the following:

•	Own and manage high quality grocery anchored and lifestyle shopping centers predominantly concentrated in the top U.S. metro areas that deliver outsized NOI growth over the long term;

•	Cultivate and maintain an industry leading redevelopment and expansion pipeline that delivers risk adjusted adequate returns;

•	Strive towards a flexible, low leverage balance sheet; and

•	Retain and invest in highly motivated, innovative leaders who embrace our culture of excellence, integrity and empowerment.

The following table summarizes our operating portfolio by market as of June 30, 2018:

Consolidated Metro Markets(1) Summary
Metro Markets (MSA Rank)	Number of Properties	GLA (in thousands)	Leased %	Occupied %	ABR/SF excluding Ground Leases	ABR/SF including Ground Leases	% of ABR including Ground Leases
Atlanta (9)	3	523	95.7%	95.7%	$11.58	$11.81	3.2%
Baltimore (21)	1	252	96.8%	96.8%	9.65	9.84	1.3%
Chicago (3)	4	767	89.0%	89.0%	15.43	15.73	5.7%
Cincinnati (28)	3	1,262	92.8%	92.5%	17.90	15.72	9.8%
Columbus (33)	2	427	92.3%	89.5%	16.91	16.91	3.4%
Denver (19)	3	861	92.5%	90.0%	19.09	19.30	8.0%
Detroit (14)	9	2,297	98.0%	97.7%	15.62	14.51	17.2%
Indianapolis (34)	1	247	80.9%	80.9%	13.83	13.83	1.5%
Jacksonville (40)	2	707	87.7%	87.7%	17.43	17.49	5.8%
Miami (8)	6	1,035	95.9%	93.0%	16.28	17.26	8.9%
Milwaukee (39)	3	878	90.5%	84.4%	13.75	13.79	5.4%
Minneapolis (16)	2	389	91.8%	91.6%	26.21	26.21	5.0%
Nashville (36)	1	632	97.7%	97.5%	17.02	13.03	4.3%
St. Louis (20)	4	826	94.3%	93.2%	15.37	15.37	6.3%
Tampa (18)	4	728	98.6%	98.6%	12.51	12.58	4.8%
Not Top 40 MSA	8	1,745	93.3%	92.4%	11.37	10.98	9.4%
Total	56	13,576	93.9%	92.7%	$15.39	$14.91	100.0%

(1)	Metro Markets are targeted growth markets as primarily defined for Metropolitan Statistical Areas by the U.S. Government.

We accomplished the following activity during the six months ended June 30, 2018:

Leasing Activity

For our consolidated properties we reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	98	589,133	$18.08	$16.98	$1.51	$0.11
New Leases - Comparable	7	111,029	$8.93	$4.85	$8.49	$5.93
New Leases - Non-Comparable (4)	46	247,733	$14.97	N/A	$49.35	$5.99
Total	151	947,895	$16.20	N/A	$14.83	$2.33

(1) Base rent represents contractual minimum rent under the new lease for the first 12 months of the term.

(2)	Prior rent represents minimum rent, if any, paid by the prior tenant in the final 12 months of the term.

(3)	Includes tenant improvement cost, tenant allowances, and landlord costs. Excludes first generation space and new leases related to development and redevelopment activity.
(4) Non-comparable lease transactions include leases for space vacant for greater than 12 months, leases for space which has been combined from smaller spaces or demised from larger spaces and leases structured differently from the prior lease. As a result, there is no comparable prior rent per square foot to compare to the base rent per square foot of the new lease.

Investing Activity

At June 30, 2018, we have six properties under redevelopment or expansion that have an estimated cost of $68.5 million, of which $12.0 million remains to be invested. Completion for these projects is expected over the next twelve months.

Financing Activity

Debt
As of June 30, 2018, we had net debt to total market capitalization of 46.5% as compared to 51.0% at June 30, 2017. The decrease is attributable to increases in the price of our common and preferred stock of 2.4% and 0.9%, respectively, which increased our total market capitalization, as well as a decrease in net debt of $169.0 million primarily as a result of proceeds from property disposals completed in the second half of 2017.
At June 30, 2018 and June 30, 2017, we had $289.8 million and $84.8 million, respectively, available to draw under our unsecured revolving line of credit.
Equity

For the six months ended June 30, 2018, we did not issue any common shares through our equity distribution arrangement. The shares issuable are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925).

Land Available for Development or Sale

At June 30, 2018, our three largest development sites are Hartland Towne Square, Lakeland Park Center and Parkway Shops. We estimate that if we proceed with the development of the projects, up to approximately 420,000 square feet of gross leasable area ("GLA") could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to risks such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended December 31, 2017, contains a description of our critical accounting policies, including policies for the initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.

Comparison of three months ended June 30, 2018 to June 30, 2017

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or have significantly changed in the three months ended June 30, 2018 as compared to the same period in 2017:

	Three Months Ended June 30,
	2018	2017	Dollar Change	Percent Change
	(In thousands)
Total revenue	$69,967	$67,062	$2,905	4.3%
Real estate taxes	10,602	10,730	(128)	(1.2)%
Recoverable operating expense	6,141	6,431	(290)	(4.5)%
Non-recoverable operating expense	1,111	1,242	(131)	(10.5)%
Depreciation and amortization	23,457	23,335	122	0.5%
Acquisition costs	233	—	233	—%
General and administrative expense	13,378	6,372	7,006	109.9%
Provision for impairment	216	820	(604)	(73.7)%
Gain on sale of real estate	181	—	181	—%
Earnings from unconsolidated joint ventures	202	55	147	267.3%
Interest expense	10,708	11,486	(778)	(6.8)%
Preferred share dividends	1,675	1,675	—	—%

Total revenue for the three months ended June 30, 2018 increased $2.9 million, or 4.3%, from 2017. The increase is primarily due to the following:

•	$5.2 million increase from acceleration of a below market lease attributable to a specific tenant who vacated prior to the original estimated lease termination date;

•
$3.9 million increase related to our existing centers largely attributable to changes in estimates associated with recoveries of common area maintenance and real estate taxes, and higher minimum rent; offset by

•	$6.2 million decrease related to properties sold in 2017.
Real estate tax expense for the three months ended June 30, 2018 decreased $0.1 million, or (1.2)% from 2017, primarily due to properties sold during 2017, partially offset by higher expense at one property during the quarter as a result of a change in estimate.

Recoverable operating expense for the three months ended June 30, 2018 decreased $0.3 million, or (4.5)% from 2017, primarily due to properties sold during 2017 and lower expense at existing properties.

Non-recoverable operating expense for the three months ended June 30, 2018 decreased $0.1 million, or (10.5)%, from 2017. The decrease is primarily the result of the properties sold during 2017, partially offset by increases at existing properties.

Depreciation and amortization expense for the three months ended June 30, 2018 increased $0.1 million, or 0.5%, from 2017.  The increase is primarily the result of higher depreciation expense from asset write offs for tenant lease terminations prior to their original estimated term, offset by properties sold in 2017.

During the three months ended June 30, 2018 we recorded acquisition costs of $0.2 million related to legal and professional fees associated with a potential acquisition that was abandoned during the current quarter.

General and administrative expense for the three months ended June 30, 2018 increased $7.0 million or 109.9% from 2017.  The increase was primarily due to executive management reorganization expenses, which included severance costs associated with former executives as well as sign on bonuses and recruiting fees attributable to the Chief Executive Officer and Chief Financial Officer searches which concluded in the quarter.

During the three months ended June 30, 2018 and June 30, 2017, we recorded impairment provisions totaling $0.2 million on a land parcel and $0.8 million on income producing shopping centers, respectively. These adjustments were triggered by changes in the associated market price, higher costs, and expected holding period assumptions of the shopping centers or land impacted.

Real estate disposals during the three months ended June 30, 2018 produced a gain $0.2 million. The Company had no real estate disposals during the three months ended June 30, 2017.

Interest expense for the three months ended June 30, 2018 decreased $0.8 million, or (6.8)%, from 2017. The decrease is primarily a result of a 14% decrease in our average outstanding debt, offset partially by a 30 basis point increase in our weighted average interest rate. The decline in our average outstanding debt is primarily a result of using proceeds from asset sales in the second half of 2017 to paydown our revolving credit line.

Comparison of six months ended June 30, 2018 to June 30, 2017

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or have significantly changed in the six months ended June 30, 2018 as compared to the same period in 2017:

	Six Months Ended June 30,
	2018	2017	Dollar Change	Percent Change
	(In thousands)
Total revenue	$132,685	$134,887	$(2,202)	(1.6)%
Real estate taxes	20,759	21,723	(964)	(4.4)%
Recoverable operating expense	12,947	14,039	(1,092)	(7.8)%
Non-recoverable operating expense	2,112	2,390	(278)	(11.6)%
Depreciation and amortization	44,569	46,152	(1,583)	(3.4)%
Acquisition costs	233	—	233	—%
General and administrative expense	19,265	12,823	6,442	50.2%
Provision for impairment	216	6,537	(6,321)	(96.7)%
Gain on sale of real estate	181	11,375	(11,194)	(98.4)%
Earnings from unconsolidated joint ventures	273	141	132	93.6%
Interest expense	21,309	22,285	(976)	(4.4)%
Preferred share dividends	3,350	3,350	—	—%

Total revenue for the six months ended June 30, 2018 decreased $2.2 million, or (1.6)%, from 2017. The decrease is primarily due to the following:

•	$13.2 million decrease related to properties sold in 2017; offset by

•	$5.2 million increase from acceleration of a below market lease attributable to a specific tenant who vacated prior to the original estimated lease termination date;

•
$3.5 million increase related to our existing centers largely attributable to changes in estimates associated with recoveries of common area maintenance and real estate taxes, and higher minimum rent; and

•	$2.2 million increase related to properties acquired in 2017.
Real estate tax expense for the six months ended June 30, 2018 decreased $1.0 million, or (4.4)% from 2017, primarily due to properties sold during 2017, partially offset by properties acquired in 2017 and higher expense at one property during the period as a result of a change in estimate.

Recoverable operating expense for the six months ended June 30, 2018 decreased $1.1 million, or (7.8)% from 2017, primarily due to properties sold during 2017, partially offset by additional expense from properties acquired in 2017.

Non-recoverable operating expense for the six months ended June 30, 2018 decreased $0.3 million, or (11.6)% from 2017. The decrease is primarily the result of the properties sold during 2017, partially offset by increases at existing properties.

Depreciation and amortization expense for the six months ended June 30, 2018 decreased $1.6 million, or (3.4)%, from 2017.  The decrease is primarily a result of properties sold during 2017, partially offset by higher asset write offs in 2018 for tenant lease terminations prior to their original estimated term, and higher depreciation expense from acquisitions completed in 2017.

During the six months ended June 30, 2018 we recorded acquisition costs of $0.2 million related to legal and professional fees associated with a potential acquisition that was abandoned during the current period.

General and administrative expense for the six months ended June 30, 2018 increased $6.4 million or 50.2% from 2017.  The increase was primarily due to executive management reorganization expenses, which included severance costs associated with former executives as well as sign on bonuses and recruiting fees attributable to the Chief Executive Officer and Chief Financial Officer searches which have concluded.

During the six months ended June 30, 2018 and June 30, 2017, we recorded an impairment provision totaling $0.2 million and $6.5 million, respectively. These adjustments were triggered by changes in the associated market prices, higher costs and expected holding period assumptions related to the shopping centers or land impacted.

The Company had gains on real estate disposals of $0.2 million during the six months ended June 30, 2018, generated from one land parcel sale. During the same period in 2017, the Company had gains on real estate disposals of $11.4 million, generated from two shopping center and one land parcel sales.

Interest expense for the six months ended June 30, 2018 decreased $1.0 million, or (4.4)%, from 2017. The decrease is primarily a result of an 11% decrease in our average outstanding debt, offset partially by a 30 basis point increase in our weighted average interest rate. The decline in our average outstanding debt is primarily a result of using proceeds from asset sales in the second half of 2017 to paydown our revolving credit line.

Liquidity and Capital Resources

Our primary uses of capital include principal and interest payments on our outstanding indebtedness, recurring capital expenditures such as tenant improvements, leasing commissions, improvements made to individual properties, shareholder distributions, redevelopments, operating expenses of our business, debt maturities, acquisitions and developments. We generally strive to cover our principal and interest payments, operating expenses, shareholder distributions, and recurring capital expenditures from cash flow from operations, although from time to time we may borrow or sell assets to finance a portion of those uses. We believe the combination of cash flow from operations, cash balances, available borrowings under our Unsecured Credit Facility, issuance of long-term debt, property dispositions, and issuance of equity securities will provide adequate capital resources to fund all of our expected uses over at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

We believe our current capital structure provides us with the financial flexibility to fund our current capital needs. We intend to continue to enhance our financial and operational flexibility by extending the duration of our debt, laddering our debt maturities, expanding our unencumbered asset base, and improving our leverage profile. In addition, we believe we have access to multiple forms of capital which includes unsecured corporate debt, and preferred and common equity, including our at-the-market equity program we have in place.

At June 30, 2018 and 2017, we had $9.6 million and $36.6 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash generally consists of funds held in escrow by lenders to pay real estate taxes, insurance premiums and certain capital expenditures, in addition to deposits on potential future acquisitions. Restricted cash at June 30, 2017 included $26.1 million of disposition proceeds that were subsequently used to complete an Internal Revenue Code Section 1031 exchange. As of June 30, 2018 we had no debt maturing for the remainder of 2018 and we had $289.8 million available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants.

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land and non-recurring capital expenditures. We continually search for investment opportunities that may require additional capital and/or liquidity. We will continue to pursue the strategy of selling non-core properties or land that no longer meet our investment criteria. Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales. We anticipate using net proceeds from the sale of properties or land to reduce outstanding debt and support current and future growth oriented initiatives. To the extent that asset sales are not sufficient to meet our long-term liquidity needs, we expect to meet such needs by raising debt or issuing equity.

For the six months ended June 30, 2018, our cash flows were as follows compared to the same period in 2017:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$53,975	$52,121
Net cash used in investing activities	(45,925)	(166,828)
Net cash (used in) provided by financing activities	(11,328)	136,598

Operating Activities

Net cash flow provided by operating activities increased $1.9 million compared to 2017 primarily due to a $4.3 million favorable change in assets and liabilities and a $2.0 million increase in service-based restricted share and long-term incentive compensation; partially offset by a $4.5 million decrease in operating income, as adjusted for non-cash activity.

Investing Activities

Net cash used in investing activities decreased $120.9 million compared to 2017 primarily due to the decrease in the acquisition of real estate of $162.6 million, an increase in development and capital improvements to real estate of $18.6 million, and a decrease in net proceeds from the sale of real estate of $23.1 million.

During the six months ended June 30, 2018, we acquired the leasehold interest in a ground lease at our existing West Oaks shopping center for approximately $6.4 million. During the six months ended June 30, 2017 we acquired two properties at a combined gross purchase price of $169.0 million.

At June 30, 2018, we had six properties under redevelopment or expansion that have an estimated cost of $68.5 million, of which $12.0 million remains to be invested. Completion for these projects is expected over the next twelve months.

Financing Activities

Net cash from financing activities decreased $147.9 million compared to 2017 primarily because net borrowings on our revolving credit facility decreased $148.0 million.

As of June 30, 2018, $289.8 million was available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants. It is anticipated that additional funds borrowed under our credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the credit facility and other debt, refer to Note 5 Debt of the notes to the condensed consolidated financial statements.

Dividends and Equity

We currently qualify, and intend to continue to qualify in the future, as a REIT under the Internal Revenue Code.  As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income annually, excluding net capital gains. Distributions paid are at the discretion of our Board of Trustees and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, restrictions in financing arrangements, the annual distribution requirements under REIT provisions of the Code and such other factors as our Board of Trustees deems relevant.

On May 16, 2018 our Board of Trustees declared a quarterly cash dividend of $0.22 per common share to shareholders of record as of June 20, 2018. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.  Distributions paid by us are expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources could be used.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  As of June 30, 2018 we had $289.8 million available to be drawn on our $350.0 million unsecured revolving credit facility subject to compliance with certain covenants.

Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record as of June 20, 2018.

We have an equity distribution agreement that registered up to 8.0 million common shares for issuance from time to time, in our sole discretion. For the six months ended June 30, 2018, we did not issue any common shares through the arrangement. The shares issuable pursuant to the distribution agreement are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925).

Debt

At June 30, 2018, we had $1,027.8 million of debt outstanding consisting of $60.0 million on our revolving credit facility, $119.7 million of fixed rate mortgage loans encumbering certain properties, $210.0 million of unsecured term loan facilities, $610.0 million in senior unsecured notes and $28.1 million of junior subordinated notes.

In addition, we had interest rate swap derivative instruments in effect for an aggregate notional amount of $270.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at June 30, 2018, we had $88.1 million of variable rate debt outstanding.

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

As of June 30, 2018, our investments in unconsolidated joint ventures were approximately $2.4 million representing our ownership interest in three joint ventures. We account for these entities under the equity method. Refer to Note 4 Equity Investments in Unconsolidated Joint Ventures of the notes to the condensed consolidated financial statements for more information.

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

Contractual Obligations

The following are our contractual cash obligations as of June 30, 2018:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	4-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$13,804	$1,294	$7,772	$2,277	$2,461
Payments due at maturity	1,013,998	—	274,865	204,508	534,625
Total mortgages and notes payable (2)	1,027,802	1,294	282,637	206,785	537,086
Interest expense (3)	270,388	21,606	118,335	55,162	75,285
Employment contracts	5,815	1,198	4,617	—	—
Capital lease (4)	1,500	100	300	200	900
Operating leases	99,883	747	2,997	1,712	94,427
Construction commitments	15,195	15,195	—	—	—
Development obligations	4,192	527	1,247	480	1,938
Total contractual obligations	$1,424,775	$40,667	$410,133	$264,339	$709,636

(1)	Amounts represent balance of obligation for the remainder of 2018.

(2)	Excludes $3.4 million of unamortized mortgage debt premium and $3.4 million in net deferred financing costs.

(3)	Variable-rate debt interest is calculated using rates at June 30, 2018.

(4)	Includes interest payments associated with the capital lease obligation.

At June 30, 2018, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Debt

See the analysis of our debt included in “Liquidity and Capital Resources.”

Employment Contracts

At June 30, 2018, we had employment contract obligations with our Chief Executive Officer, Chief Financial Officer, our former Chief Executive Officer and our former Chief Operating Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We have a ground lease at Centennial Shops located in Edina, Minnesota. The lease includes rent escalations throughout the lease period and expires in April 2105.

We lease office space for our corporate headquarters under an operating lease that expires in August 2019.

We also have a ground capital lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the land for one dollar.

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2018, we have entered into agreements for construction activities with an aggregate remaining cost of approximately $15.2 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our development and redevelopment projects currently in process.

For remainder of 2018, we anticipate spending between $30.0 million and $40.0 million for capital expenditures, of which $15.2 million is reflected in the construction commitments in the contractual obligations table. The total anticipated spending relates to redevelopment projects, tenant improvements and leasing costs. Estimates for future spending will change as new projects are approved.

Capitalization

At June 30, 2018 our total market capitalization was $2.2 billion and is detailed below:

(In thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $5.3 million in cash and cash equivalents)	$1,023,572
Common shares, OP units, and dilutive securities based on market price of $13.21 at June 30, 2018	1,077,249
Convertible perpetual preferred shares based on market price of $53.14 at June 30, 2018	98,256
Total market capitalization	$2,199,077

Net debt to total market capitalization	46.5%

At June 30, 2018, the non-controlling interest in the Operating Partnership was approximately 2.3%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been approximately 81.4 million common shares of beneficial interest outstanding at June 30, 2018, with a market value of approximately $1.1 billion.

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

Funds from Operations

We consider funds from operations, also known as “FFO,” to be an appropriate supplemental measure of the financial performance of an equity REIT.  Under the National Association of Real Estate Investment Trusts "NAREIT" definition, FFO represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property and impairment provisions on depreciable real estate or on investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, plus depreciation and amortization, (excluding amortization of financing costs). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

In addition to FFO available to common shareholders, we include Operating FFO available to common shareholders as an additional measure of our financial and operating performance. Operating FFO excludes acquisition costs and periodic items such as impairment provisions on land available for development or sale, bargain purchase gains, contingent gains, accelerated amortization of debt premiums and gains or losses on extinguishment of debt, land sales, severance and executive management reorganization, net that are not adjusted under the current NAREIT definition of FFO.  We provide a reconciliation of FFO to Operating FFO. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

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

The following table illustrates the reconciliation of net income available to common shareholders to FFO to Operating FFO:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income	$4,403	$6,252	$11,863	$19,666
Net income attributable to noncontrolling partner interest	(101)	(147)	(275)	(462)
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
Net income available to common shareholders	2,627	4,430	8,238	15,854
Adjustments:
Rental property depreciation and amortization expense	23,425	23,275	44,475	46,033
Pro-rata share of real estate depreciation from unconsolidated joint ventures	73	79	145	152
Gain on sale of depreciable real estate	—	—	—	(11,190)
Provision for impairment on income-producing properties	—	820	—	6,537
FFO available to common shareholders	26,125	28,604	52,858	57,386
Noncontrolling interest in Operating Partnership (1)	101	147	275	462
Preferred share dividends (assuming conversion)	1,675	1,675	3,350	3,350
FFO available to common shareholders and dilutive securities	27,901	30,426	56,483	61,198

Gain on sale of land	(181)	—	(181)	(185)
Provision for impairment on land available for development or sale	216	—	216	—
Severance expense	55	554	69	567
Executive management reorganization, net (4)	7,523	—	7,523	—
Acquisition costs	233	—	233	—
Contingent gain in other income (expense)	—	—	(398)	—
Operating FFO available to common shareholders and dilutive securities	$35,747	$30,980	$63,945	$61,580

Weighted average common shares	79,519	79,344	79,471	79,322
Shares issuable upon conversion of Operating Partnership Units (1)	1,916	1,917	1,916	1,917
Dilutive effect of restricted stock	102	185	103	203
Shares issuable upon conversion of preferred shares (2)	6,803	6,685	6,803	6,685
Weighted average equivalent shares outstanding, diluted	88,340	88,131	88,293	88,127

Diluted earnings per share (3)	$0.03	$0.05	$0.10	$0.20
Per share adjustments for FFO available to common shareholders and dilutive securities	0.29	0.30	0.54	0.49
FFO available to common shareholders and dilutive securities per share, diluted	$0.32	$0.35	$0.64	$0.69

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	0.08	—	0.08	0.01
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.40	$0.35	$0.72	$0.70

(1)	The total non-controlling interest reflects OP units convertible 1:1 into common shares.

(2)
Series D convertible preferred shares are paid annual dividends of $6.7 million and are currently convertible into approximately 6.8 million shares of common stock. They are dilutive only when earnings or FFO exceed approximately $0.25 per diluted share per quarter, which was the case for FFO for the three and six months ended June 30, 2018 and 2017. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on earnings per share and FFO in future periods.

(3)	The denominator to calculate diluted earnings per share excludes shares issuable upon conversion of OP units and preferred shares for the three and six months ended June 30, 2018 and 2017.

(4)
Includes severance, accelerated vesting of restricted stock and performance award charges, and the benefit from the forfeiture of unvested restricted stock and performance awards associated with of our former Chief Executive, Chief Operating and Chief Financial officers, in addition to recruiting fees and cash inducement bonuses related to the June 2018 hiring of our current Chief Executive and Chief Financial officers.

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

The following is a summary of our wholly owned properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
Property Designation	2018	2017	2018	2017
Same-property	54	54	52	52
Acquisitions (1)	—	—	2	2
Redevelopment (2)	2	2	2	2
Total wholly owned properties	56	56	56	56

(1) Includes the following properties not owned in both comparable periods: Providence Marketplace and Webster Place.
(2) Includes the following properties: Woodbury Lakes and Deerfield Towne Center. The entire property indicated for each period is completely excluded from Same Property NOI without Redevelopment.

The following is a reconciliation of our net income available to commons shareholders to Same Property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)

Net income available to common shareholders	$2,627	$4,430	$8,238	$15,854
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,675	1,675	3,350	3,350
Net income attributable to noncontrolling interest	101	147	275	462
Income tax provision	33	25	51	53
Interest expense	10,708	11,486	21,309	22,285
Earnings from unconsolidated joint ventures	(202)	(55)	(273)	(141)
Gain on sale of real estate	(181)	—	(181)	(11,375)
Other expense (income), net	68	424	(185)	735
Management and other fee income	(48)	(73)	(134)	(226)
Depreciation and amortization	23,457	23,335	44,569	46,152
Acquisition costs	233	—	233	—
General and administrative expenses	13,378	6,372	19,265	12,823
Provision for impairment	216	820	216	6,537
Amortization of lease inducements	43	44	86	88
Amortization of acquired above and below market lease intangibles	(6,266)	(1,149)	(7,388)	(2,108)
Lease termination fees	(105)	—	(105)	(33)
Straight-line ground rent expense	70	70	141	141
Amortization of acquired ground lease intangibles	6	6	12	12
Straight-line rental income	(684)	(378)	(1,562)	(1,188)
NOI	45,129	47,179	87,917	93,421
NOI from Other Investment Properties	(1,161)	(4,520)	(6,505)	(13,382)
Same Property NOI with Redevelopment	43,968	42,659	81,412	80,039
NOI from Redevelopment	(3,520)	(2,951)	(6,783)	(5,875)
Same Property NOI without Redevelopment	$40,448	$39,708	$74,629	$74,164

Period-end Occupancy percent with Redevelopment	92.7%	93.1%	92.5%	92.8%

The following table summarizes GLA and NOI at properties for which we are adding additional GLA or retenanting space. The property is included in Same Property NOI without Redevelopment, however a portion of GLA and NOI is excluded from Same Property NOI without Redevelopment.

		Three Months Ended June 30,				Six Months Ended June 30,
	Stable	2018		2017		2018		2017
Property	GLA	GLA	NOI	GLA	NOI	GLA		GLA	NOI
Buttermilk Towne Center	278	13	(56)	13	—	13	(112)	13	—
Front Range Village	465	28	(76)	28	—	28	(76)	28	—
River City Marketplace	557	6	$(39)	6	$(19)	6	$(78)	6	$(19)
Shops on Lane Avenue	168	6	(52)	6	(27)	6	(83)	6	(54)
Spring Meadows	266	49	(140)	49	(75)	49	(280)	49	(100)
The Shoppes at Fox River II	279	57	(171)	57	(84)	57	(321)	57	(169)
Town & Country	165	20	(65)	20	(25)	20	(139)	20	(25)
Troy Marketplace	210	8	(56)	8	—	8	(58)	8	—
Total adjustments		187	$(655)	187	$(230)	187	$(1,147)	187	$(367)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our variable rate debt, interest rates and interest rate swap agreements in effect at June 30, 2018, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.9 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $43.5 million at June 30, 2018.

We had derivative instruments outstanding with an aggregate notional amount of $270.0 million as of June 30, 2018.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.46% to 2.15% and had expirations ranging from 2018 to 2023.  The following table sets forth information as of June 30, 2018 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$1,294	$5,860	$102,269	$114,508	$77,397	$638,349	$939,677	$922,671
Average interest rate	6.0%	6.8%	3.9%	3.2%	5.2%	4.2%	4.1%	4.6%
Variable-rate debt	$—	$—	$—	$60,000	$—	$28,125	$88,125	$88,125
Average interest rate	—%	—%	—%	3.3%	—%	5.7%	4.1%	4.7%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at June 30, 2018 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of June 30, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

10.1*	Agreement Regarding Severance, dated April 27, 2018 between Ramco-Gershenson Properties Trust and Catherine Clark
10.2*	Agreement Regarding Severance, dated April 27, 2018 between Ramco-Gershenson Properties Trust and Edward Eickhoff
10.3*	Agreement Regarding Severance, dated April 27, 2018 between Ramco-Gershenson Properties Trust and Dawn Hendershot
10.4
Employment Agreement, dated April 4, 2018 between Ramco-Gershenson Properties Trust and Brian Harper, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 12, 2018

10.5
Employment Agreement, dated June 2, 2018 between Ramco-Gershenson Properties Trust and Michael Fitzmaurice, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 15, 2018

10.6	Inducement Incentive Plan of Ramco-Gershenson Properties Trust, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 12, 2018
10.7	Form of Performance Share Award Notice under the Inducement Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 12, 2018
10.8	Form of Restricted Share Award Notice under the Inducement Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated April 12, 2018
12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document.
101.SCH(1)	XBRL Taxonomy Extension Schema.
101.CAL(1)	XBRL Taxonomy Extension Calculation.
101.DEF(1)	XBRL Taxonomy Extension Definition.
101.LAB(1)	XBRL Taxonomy Extension Label.
101.PRE(1)	XBRL Taxonomy Extension Presentation.
____________________________

*	Filed herewith

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: August 8, 2018	By: /s/ BRIAN L. HARPER Brian L. Harper President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By: /s/ MICHAEL P. FITZMAURICE Michael P. Fitzmaurice Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2018	By: /s/ RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)