Form 10-Q
period 2018-09-30
RAMCO GERSHENSON PROPERTIES TRUST
filed 2018-11-01
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes   ☒                       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes   ☒                       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of October 26, 2018: 80,153,381

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$397,344	$397,935
Buildings and improvements	1,785,555	1,732,844
Less accumulated depreciation and amortization	(393,636)	(351,632)
Income producing properties, net	1,789,263	1,779,147
Construction in progress and land available for development or sale	59,692	58,243
Net real estate	1,848,955	1,837,390
Equity investments in unconsolidated joint ventures	1,556	3,493
Cash and cash equivalents	16,719	8,081
Restricted cash and escrows	3,017	4,810
Accounts receivable (net of allowance for doubtful accounts of $937 and $1,374 as of September 30, 2018 and December 31, 2017, respectively)	25,622	26,145
Acquired lease intangibles, net	47,676	59,559
Other assets, net	99,958	90,916
TOTAL ASSETS	$2,043,503	$2,030,394

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$1,047,113	$999,215
Capital lease obligation	1,022	1,022
Accounts payable and accrued expenses	59,433	56,750
Acquired lease intangibles, net	50,770	60,197
Other liabilities	8,494	8,375
Distributions payable	19,725	19,666
TOTAL LIABILITIES	1,186,557	1,145,225

Commitments and Contingencies

Ramco-Gershenson Properties Trust ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,719 and 79,366 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	797	794
Additional paid-in capital	1,163,683	1,160,862
Accumulated distributions in excess of net income	(426,727)	(392,619)
Accumulated other comprehensive income	6,606	2,858
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	836,786	864,322
Noncontrolling interest	20,160	20,847
TOTAL SHAREHOLDERS' EQUITY	856,946	885,169

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,043,503	$2,030,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE
Minimum rent	$47,851	$49,736	$147,282	$149,970
Percentage rent	120	106	545	570
Recovery income from tenants	15,161	14,923	45,995	46,655
Other property income	997	1,078	2,858	3,310
Management and other fee income	88	88	222	314
TOTAL REVENUE	64,217	65,931	196,902	200,819

EXPENSES
Real estate taxes	11,037	10,948	31,796	32,670
Recoverable operating expense	6,301	6,660	19,248	20,699
Non-recoverable operating expense	1,358	1,039	3,470	3,430
Depreciation and amortization	21,150	23,130	65,719	69,282
Acquisition costs	—	—	233	—
General and administrative expense	8,131	5,738	27,396	18,561
Provision for impairment	—	1,885	216	8,423
TOTAL EXPENSES	47,977	49,400	148,078	153,065

OPERATING INCOME	16,240	16,531	48,824	47,754

OTHER INCOME AND EXPENSES
Other (expense) income, net	(240)	123	(55)	(612)
Gain on sale of real estate	—	24,545	181	35,920
Earnings from unconsolidated joint ventures	297	81	570	223
Interest expense	(11,045)	(11,586)	(32,354)	(33,871)
Other gain on unconsolidated joint ventures	5,208	—	5,208	—
INCOME BEFORE TAX	10,460	29,694	22,374	49,414
Income tax provision	(96)	(65)	(147)	(119)
NET INCOME	10,364	29,629	22,227	49,295
Net income attributable to noncontrolling partner interest	(239)	(696)	(514)	(1,158)
NET INCOME ATTRIBUTABLE TO RPT	10,125	28,933	21,713	48,137
Preferred share dividends	(1,676)	(1,675)	(5,026)	(5,026)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,449	$27,258	$16,687	$43,111

EARNINGS PER COMMON SHARE
Basic	$0.10	$0.34	$0.21	$0.54
Diluted	$0.10	$0.33	$0.20	$0.54

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,712	79,381	79,547	79,337
Diluted	80,450	86,259	79,939	79,514

Cash Dividend Declared per Common Share	$0.22	$0.22	$0.66	$0.66

OTHER COMPREHENSIVE INCOME
Net income	$10,364	$29,629	$22,227	$49,295
Other comprehensive gain:
Gain on interest rate swaps	474	196	3,838	287
Comprehensive income	10,838	29,825	26,065	49,582
Comprehensive income attributable to noncontrolling interest	(250)	(701)	(604)	(1,164)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$10,588	$29,124	$25,461	$48,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2018
(In thousands)
(Unaudited)

	Shareholders' Equity of Ramco-Gershenson Properties Trust
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2017	$92,427	$794	$1,160,862	$(392,619)	$2,858	$20,847	$885,169
Adoption of ASU 2017-05	—	—	—	2,109	—	51	2,160
Issuance of common shares, net of issuance costs	—	—	(39)	—	—	—	(39)
Redemption of OP unit holders	—	—	—	(18)	—	(79)	(97)
Share-based compensation and other expense, net of shares withheld for employee taxes	—	3	2,860	—	—	—	2,863
Dividends declared to common shareholders	—	—	—	(52,519)	—	—	(52,519)
Dividends declared to preferred shareholders	—	—	—	(5,026)	—	—	(5,026)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,263)	(1,263)
Dividends declared to deferred shares	—	—	—	(367)	—	—	(367)
Other comprehensive income adjustment	—	—	—	—	3,748	90	3,838
Net income	—	—	—	21,713	—	514	22,227
Balance, September 30, 2018	$92,427	$797	$1,163,683	$(426,727)	$6,606	$20,160	$856,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO GERSHENSON PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$22,227	$49,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,719	69,282
Amortization of deferred financing fees	1,140	1,040
Income tax provision	147	119
Earnings from unconsolidated joint ventures	(570)	(223)
Distributions received from operations of unconsolidated joint ventures	546	613
Provision for impairment	216	8,423
Other gain on unconsolidated joint ventures	(5,208)	—
Gain on sale of real estate	(181)	(35,920)
Amortization of premium on mortgages, net	(772)	(870)
Service-based restricted share expense	3,980	1,970
Long-term incentive cash and equity compensation expense	1,346	251
Changes in assets and liabilities:
Accounts receivable, net	523	(1,441)
Acquired lease intangibles and other assets, net	(1,786)	(480)
Accounts payable, acquired lease intangibles and other liabilities	(7,509)	(3,201)
Net cash provided by operating activities	79,818	88,858

INVESTING ACTIVITIES
Acquisition of real estate	(6,365)	(169,882)
Development and capital improvements	(64,335)	(43,966)
Net proceeds from sales of real estate	1,354	121,419
Distributions from sale of joint venture property	6,308	—
Investment in unconsolidated joint ventures	3,000	—
Net cash used in investing activities	(60,038)	(92,429)

FINANCING ACTIVITIES
Repayments of mortgages and notes payable	(1,902)	(2,381)
Proceeds on revolving credit facility	65,000	224,000
Repayments on revolving credit facility	(15,000)	(161,000)
Payment of deferred financing costs	—	(2,263)
Proceeds, net of costs, from issuance of common stock	(39)	(24)
Redemption of operating partnership units for cash	(97)	(8)
Shares used for employee taxes upon vesting of awards	(1,781)	(497)
Dividends paid to preferred shareholders	(5,026)	(5,026)
Dividends paid to common shareholders and deferred shares	(52,827)	(52,653)
Distributions paid to operating partnership unit holders	(1,263)	(1,266)
Net cash used in financing activities	(12,935)	(1,118)

Net change in cash, cash equivalents and restricted cash	6,845	(4,689)
Cash, cash equivalents and restricted cash at beginning of period	12,891	14,726
Cash, cash equivalents and restricted cash at end of period	$19,736	$10,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $706 and $193 in 2018 and 2017, respectively)	$27,986	$29,698
Deferred gain recognized in equity	$2,160	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAMCO-GERSHENSON PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

Ramco-Gershenson Properties Trust, together with its subsidiaries (the “Company” or "RPT"), owns and operates a national portfolio of dynamic open-air shopping destinations principally located in the top U.S. markets. The Company's locally-curated consumer experience reflect the lifestyles of its diverse neighborhoods and match the modern expectation of its retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange under the ticker symbol RPT. As of September 30, 2018, the Company's portfolio consisted of 57 shopping centers (including one shopping center owned through a joint venture) representing 13.8 million square feet. As of September 30, 2018, the Company’s aggregate portfolio was 94.2% leased.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the Operating Partnership, Ramco-Gershenson Properties, L.P. (the "OP") (97.7% owned by the Company at September 30, 2018 and December 31, 2017), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.

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

In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows." This new guidance became effective January 1, 2018, with early adoption permitted, and requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The pronouncement requires a retrospective transition method of adoption. The adoption of this standard resulted in the reclassification of approximately $4.0 million of cash outflows from real estate acquisitions during the nine months ended September 30, 2018 that were held in escrow as restricted cash. The amount was reclassified as acquisition of real estate from a non cash investing activity.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balances sheets that reconciles to the total shown within the consolidated statements of cash flows.

	As of September 30,
	2018	2017
	(In thousands)
Cash and cash equivalents	$16,719	$4,781
Restricted cash and escrows	3,017	5,256
	$19,736	$10,037

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 is a comprehensive revenue recognition standard that superseded nearly all prior GAAP revenue recognition guidance as well as prior GAAP guidance governing the sale of non-financial assets. The standard’s core principle is that a company should recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies need to exercise more judgment and make more estimates than under prior GAAP guidance. ASU 2014-09 became effective for public entities for annual and interim reporting periods beginning after December 15, 2017 and early adoption was permitted in periods ending after December 15, 2016. The guidance permitted two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application (modified retrospective method). We adopted the standard and the related updates subsequently issued by the FASB using the modified retrospective method on January 1, 2018. ASU 2014-09 applies only to certain revenue included in Other Property Income and Management and Other Fee Income in our Consolidated Statement of Operations which totaled $3.1 million, or less than 2.0% of total revenue, for the nine months ended September 30, 2018. The adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement", which amends ASC 820, Fair Value Measurement. ASU 2018-13 modified the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. This standard is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We are currently evaluating the guidance and have not determined the impact this standard may have on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", which expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU 2018-07 is not expected to have a material impact on our consolidated financial statements.

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

In June 2016, the FASB updated Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments - Credit Losses" with ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” ("ASU 2016-13"). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within that fiscal year. We are currently evaluating the guidance and have not determined the impact this standard may have on our consolidated financial statements.

In February 2016, the FASB updated ASC Topic 842 "Leases" ("ASU 2016-02"). ASU 2016-02 requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not direct leasing costs. In addition, the following ASUs were subsequently issued related to ASC Topic 842, all of which will be effective with ASU 2016-02:

•
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

•	In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases", which affects narrow aspects of the guidance issued in the amendments in ASU 2016-02.

•
In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements", which provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met. The guidance also provides an optional transition method which would allow entities to initially apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if necessary.

ASU 2016-02 is effective for periods beginning after December 15, 2018, with early adoption permitted using a modified retrospective approach. The Company continues to evaluate the effect the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures. We preliminarily plan to elect the practical expedients allowable under ASU 2018-01 and ASU 2018-11, and believe the adoption of ASU 2016-02 will not have a material impact for operating leases where we are a lessor and we will continue to record revenues from rental properties for operating leases on a straight-line basis. In addition, for leases where the Company is a lessee, primarily the Company’s ground lease and administrative office leases, the Company believes it will record a lease liability and a right of use asset at fair value upon adoption related to these items. Additionally, only incremental direct leasing costs may be capitalized under this new guidance. The Company expects to adopt this new guidance on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.

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

For the three months ended September 30, 2018, we recorded no impairment provision. For the nine months ended September 30, 2018, we recorded an impairment provision totaling $0.2 million on a land parcel. The 2018 adjustment was triggered by higher costs related to this parcel. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing an asset or market pricing from potential or comparable transactions. For the three and nine months ended September 30, 2017, we recorded an impairment provision totaling $1.9 million and $8.4 million, respectively, on shopping centers classified as income producing.

In accordance with ASC360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  During the third quarter of 2018, events and circumstances indicated that shopping centers might be impaired.  However, the Company’s estimates of undiscounted cash flows indicated that such carrying amounts were expected to be recovered.  Nonetheless, it is reasonably possible that the estimates of undiscounted cash flows may change in the near term resulting in the need to write down these assets to fair value.

Land available for development or sale includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development or sale was $31.8 million and $31.6 million at September 30, 2018 and December 31, 2017, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $27.9 million and $26.6 million at September 30, 2018 and December 31, 2017, respectively. The increase in construction in progress from December 31, 2017 to September 30, 2018 was due primarily to the ongoing redevelopment and expansion projects across the portfolio.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding. As of September 30, 2018, and December 31, 2017, we had no properties and no land parcels classified as held for sale.

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisition activity for the nine months ended September 30, 2018:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Assumed Debt
		(in thousands)			(In thousands)

Leasehold Interest (West Oaks)	Novi, MI	60	N/A	01/05/18	$6,365	$—
Total consolidated income producing acquisitions		60	—		$6,365	$—

Total Acquisitions		60	—		$6,365	$—

The aggregate fair value of our 2018 acquisition through September 30, 2018, was allocated and is reflected in the following table.

Allocated Fair Value
(In thousands)
Buildings and improvements	$6,427
Above market leases	237
Lease origination costs	633
Other liabilities	(353)
Below market leases	(579)
Total purchase price allocated	$6,365

Total revenue and net income for the 2018 acquisition included in our condensed consolidated statement of operations for the three and six months ended September 30, 2018 were as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In thousands)

Total revenue from 2018 acquisition	$196	$584
Net income from 2018 acquisition	$128	$372

Unaudited Proforma Information

If the 2018 acquisition had occurred on January 1, 2017, our consolidated revenues and net income for the three and nine months ended September 30, 2018 and 2017 would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)

Consolidated revenue	$64,217	$66,102	$196,910	$201,321
Consolidated net income available to common shareholders	$8,450	$27,358	$16,691	$43,401

Dispositions

The following table provides a summary of our disposition activity for the nine months ended September 30, 2018.

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain on Sale
					(In thousands)

Theatre Parcel - Hartland Town Square	Hartland, MI	N/A	7.5	04/02/18	$1,450	$181
Peachtree Hills - Outparcel	Duluth, GA	N/A	1.7	05/25/18	$650	$—
Total outparcel dispositions		—	9.2		$2,100	$181

Total Dispositions		—	9.2		$2,100	$181

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

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	September 30, 2018	December 31, 2017
	(In thousands)
ASSETS
Investment in real estate, net	$22,243	$93,801
Other assets	1,661	4,099
Total Assets	$23,904	$97,900
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$—	$42,330
Other liabilities	$1	$220
Owners' equity	23,903	55,350
Total Liabilities and Owners' Equity	$23,904	$97,900

RPT's equity investments in unconsolidated joint ventures	$1,556	$3,493

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	2018	2017	2018	2017
	(In thousands)		(In thousands)
Total revenue	$782	$1,192	$3,204	$3,485
Total expenses	654	745	2,269	2,250
Income before other income and expense	128	447	935	1,235
Gain on sale of real estate	1,024	—	1,024	—
Net income	$1,152	$447	$1,959	$1,235

RPT's share of earnings from unconsolidated joint ventures	$297	$81	$570	$223

Acquisitions

There was no acquisition activity in the nine months ended September 30, 2018 by any of our unconsolidated joint ventures.

Dispositions

The following table provides a summary of our unconsolidated joint venture property disposition activity during the nine months ended September 30, 2018.

					Gross
Property Name	Location	GLA	Ownership %	Date Sold	Gross Sales Price	Gain on Sale (at 100%)
		(in thousands)			(In thousands)
Martin Square	Stuart, FL	330	30%	07/18/18	$22,000	$1,024
		330			$22,000	$1,024

RPT's proportionate share of gross sales price and gain on sale of joint venture property					$6,600	$307

The Company recorded an other gain on unconsolidated joint ventures for the three and nine months ended September 30, 2018 of $5.2 million which represents the excess of the net cash distributed to it from the Martin Square disposition and its proportionate share of the remaining equity in the unconsolidated joint venture.

Joint Venture Management and Other Fee Income

We are engaged by our joint ventures to provide asset management, property management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Management fees	$33	$69	$127	$206
Leasing fees	—	19	40	108
Disposition fees	55	—	55	—
Total	$88	$88	$222	$314

5.  Debt

The following table summarizes our mortgages, notes payable and capital lease obligation as of September 30, 2018 and December 31, 2017:

Notes Payable and Capital Lease Obligation	September 30, 2018	December 31, 2017
	(In thousands)
Senior unsecured notes	$610,000	$610,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	119,042	120,944
Unsecured revolving credit facility	80,000	30,000
Junior subordinated notes	28,125	28,125
	1,047,167	999,069
Unamortized premium	3,195	3,967
Unamortized deferred financing costs	(3,249)	(3,821)
Total notes payable	$1,047,113	$999,215

Capital lease obligation	$1,022	$1,022

Senior Unsecured Notes

The following table summarizes the Company's senior unsecured notes:

		September 30, 2018		December 31, 2017
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Senior unsecured notes - 3.75% due 2021	6/27/2021	$37,000	3.75%	$37,000	3.75%
Senior unsecured notes - 4.13% due 2022	12/21/2022	25,000	4.13%	25,000	4.13%
Senior unsecured notes - 4.12% due 2023	6/27/2023	41,500	4.12%	41,500	4.12%
Senior unsecured notes - 4.65% due 2024	5/28/2024	50,000	4.65%	50,000	4.65%
Senior unsecured notes - 4.16% due 2024	11/4/2024	50,000	4.16%	50,000	4.16%
Senior unsecured notes - 4.05% due 2024	11/18/2024	25,000	4.05%	25,000	4.05%
Senior unsecured notes - 4.27% due 2025	6/27/2025	31,500	4.27%	31,500	4.27%
Senior unsecured notes - 4.20% due 2025	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes - 4.09% due 2025	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes - 4.74% due 2026	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes - 4.30% due 2026	11/4/2026	50,000	4.30%	50,000	4.30%
Senior unsecured notes - 4.28% due 2026	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes - 4.57% due 2027	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes - 3.64% due 2028	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes - 4.72% due 2029	12/21/2029	20,000	4.72%	20,000	4.72%
		$610,000	4.21%	$610,000	4.21%
Unamortized deferred financing costs		(1,611)		(1,783)
	Total	$608,389		$608,217

Unsecured Term Loan Facilities and Revolving Credit Facility

The following table summarizes the Company's unsecured term loan facilities and revolving credit facility:

		September 30, 2018		December 31, 2017
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Unsecured term loan due 2020 - fixed rate (1)	5/16/2020	$75,000	2.99%	$75,000	2.99%
Unsecured term loan due 2021 - fixed rate (2)	5/29/2021	75,000	2.84%	75,000	2.84%
Unsecured term loan due 2023 - fixed rate (3)	3/1/2023	60,000	3.60%	60,000	3.60%
		$210,000	3.11%	$210,000	3.11%
Unamortized deferred financing costs		(900)		(1,224)
Term loans, net		$209,100		$208,776

Revolving credit facility - variable rate	9/14/2021	$80,000	3.39%	30,000	2.71%

(1)	Swapped to a weighted average fixed rate of 1.69%, plus a credit spread of 1.30%, based on a leverage grid at September 30, 2018.

(2)	Swapped to a weighted average fixed rate of 1.49%, plus a credit spread of 1.35%, based on a leverage grid at September 30, 2018.

(3)	Swapped to a weighted average fixed rate of 1.95%, plus a credit spread of 1.65%, based on a leverage grid at September 30, 2018.

As of September 30, 2018, we had $80.0 million outstanding under our revolving credit facility, an increase of $50.0 million from December 31, 2017, as a result of borrowings to fund the Company's redevelopment projects and other liquidity needs. After adjusting for outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaling $0.2 million, we had $269.8 million of availability under our revolving credit facility. The interest rate as of September 30, 2018 was 3.39%.

Mortgages

The following table summarizes the Company's fixed rate mortgages:

		September 30, 2018		December 31, 2017
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Crossroads Centre Home Depot	12/1/2019	$3,275	7.38%	$3,352	7.38%
West Oaks II and Spring Meadows Place	4/20/2020	26,012	6.50%	26,611	6.50%
Bridgewater Falls Shopping Center	2/6/2022	54,780	5.70%	55,545	5.70%
The Shops on Lane Avenue	1/10/2023	28,650	3.76%	28,650	3.76%
Nagawaukee II	6/1/2026	6,325	5.80%	6,786	5.80%
		$119,042	5.46%	$120,944	5.47%
Unamortized premium		3,195		3,967
Unamortized deferred financing costs		(99)		(149)
	Total	$122,138		$124,762

The fixed rate mortgages are secured by properties that have an approximate net book value of $187.5 million as of September 30, 2018. It is our intent to repay the mortgages maturing in 2019 and beyond using cash, borrowings under our unsecured line of credit, net proceeds from the sale of real estate or other sources of financing which may include long-term unsecured notes.

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

Debt Maturities

The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2018:

Year Ending December 31,
(In thousands)
2018	$659
2019	5,860
2020	102,269
2021 (1)	194,508
2022	77,397
Thereafter	666,474
Subtotal debt	1,047,167
Unamortized premium	3,195
Unamortized deferred financing costs	(3,249)
Total debt	$1,047,113

(1) Scheduled maturities in 2021 include the $80.0 million balance on the unsecured revolving credit facility drawn as of September 30, 2018. The unsecured revolving credit facility has two six-month extensions available at the Company's option provided compliance with financial covenants is maintained.

Our unsecured revolving credit facility, senior unsecured notes, and unsecured term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of September 30, 2018, we were in compliance with these covenants.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

		Total
	Balance Sheet Location	Fair Value	Level 2
September 30, 2018		(In thousands)
Derivative assets - interest rate swaps	Other assets	$6,763	$6,763
Derivative liabilities - interest rate swaps	Other liabilities	$—	$—
December 31, 2017
Derivative assets - interest rate swaps	Other assets	$3,133	$3,133
Derivative liabilities - interest rate swaps	Other liabilities	$(208)	$(208)

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $939.0 million and $940.9 million as of September 30, 2018 and December 31, 2017, respectively, had fair values of approximately $921.6 million and $940.8 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $108.1 million and $58.1 million as of September 30, 2018 and December 31, 2017, respectively.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:
Net Real Estate
Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the nine months ended September 30, 2018, a land parcel with a fair value of approximately $0.6 million incurred impairment charges of $0.2 million. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the period.

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.   Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR rate. At September 30, 2018, all of our hedges were effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2018:

	Hedge	Notional	Fixed	Fair	Expiration
Underlying Debt	Type	Value	Rate	Value	Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	$25,000	1.850%	$—	10/2018
Unsecured term loan	Cash Flow	5,000	1.840%	—	10/2018
Unsecured term loan	Cash Flow	30,000	2.048%	—	10/2018
Unsecured term loan	Cash Flow	15,000	2.150%	147	05/2020
Unsecured term loan	Cash Flow	10,000	2.150%	98	05/2020
Unsecured term loan	Cash Flow	50,000	1.460%	1,044	05/2020
Unsecured term loan	Cash Flow	20,000	1.498%	702	05/2021
Unsecured term loan	Cash Flow	15,000	1.490%	531	05/2021
Unsecured term loan	Cash Flow	40,000	1.480%	1,425	05/2021
		$210,000		$3,947

Derivative Assets - Forward Swaps
Unsecured term loan	Cash Flow	60,000	1.770%	2,816	03/2023
Total Derivative Assets		$270,000		$6,763

The effect of derivative financial instruments on our condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017		2018	2017
	(In thousands)			(In thousands)

Interest rate contracts - assets	$260	$(44)	Interest Expense	$214	$62
Interest rate contracts - liabilities	—	360	Interest Expense	—	(182)
Total	$260	$316	Total	$214	$(120)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
	(In thousands)			(In thousands)

Interest rate contracts - assets	$3,367	$(98)	Interest Expense	$264	$(319)
Interest rate contracts - liabilities	246	1,437	Interest Expense	(39)	(733)
Total	$3,613	$1,339	Total	$225	$(1,052)

8.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income	$10,364	$29,629	$22,227	$49,295
Net income attributable to noncontrolling interest	(239)	(696)	(514)	(1,158)
Allocation of income to restricted share awards	(83)	(135)	(319)	(310)
Income attributable to RPT	10,042	28,798	21,394	47,827
Preferred share dividends	(1,676)	(1,675)	(5,026)	(5,026)
Net income available to common shareholders - Basic	8,366	27,123	16,368	42,801
Add back preferred shares for dilution (1)	—	1,675	—	—
Net income available to common shareholders - Diluted	$8,366	$28,798	$16,368	$42,801

Weighted average shares outstanding, Basic	79,712	79,381	79,547	79,337
Restricted stock awards using the treasury method	738	165	392	177
Dilutive effect of securities (1)	—	6,713	—	—
Weighted average shares outstanding, Diluted	80,450	86,259	79,939	79,514

Income per common share, Basic	$0.10	$0.34	$0.21	$0.54
Income per common share, Diluted	$0.10	$0.33	$0.20	$0.54

(1) The assumed conversion of the preferred shares is dilutive for the Three Months Ended September 30, 2017 and anti-dilutive for all other periods.
We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Issued	Converted	Issued	Converted	Issued	Converted	Issued	Converted
Operating Partnership Units	1,909	1,909	1,917	1,917	1,909	1,909	1,917	1,917
Series D Preferred Shares	1,849	6,830	—	—	1,849	6,830	1,849	6,713
Performance Share Units	—	—	98	—	—	—	98	—
	3,758	8,739	2,015	1,917	3,758	8,739	3,864	8,630

9.  Share-based Compensation Plans

As of September 30, 2018, we have two share-based compensation plans in effect: 1) the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to any Company performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees; and 2) the Inducement Incentive Plan (“Inducement Plan”), which was approved by the Board of Trustees in April 2018 and under which our compensation committee may grant, subject to any Company performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement material to the individual’s entry into employment with the Company. The 2012 LTIP allows us to issue up to 2.0 million common shares of beneficial interest, of which 0.9 million remained available for issuance as of September 30, 2018. The Inducement Plan allows us to issue up to 6.0 million common shares of beneficial interest, of which 5.4 million remained available for issuance as of September 30, 2018.

As of September 30, 2018, we had 133,920 unvested service-based share awards granted under the 2012 LTIP and 218,955 unvested service-based share awards granted under the Inducement Plan.  These awards have various expiration dates through March 2023.

During the nine months ended September 30, 2018, we granted the following awards:

•	489,306 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and

•	performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards to employees vest over three years or five years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year. We recognized expense related to service-based restricted share grants of $1.0 million and $0.8 million for the three months ended September 30, 2018 and September 30, 2017, respectively, and $3.9 million and $2.0 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. Compensation expense (benefit) related to the cash awards was $0.3 million and $(0.1) million for the three months ended September 30, 2018 and September 30, 2017, respectively, and an expense of $0.7 million and $0.1 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

The Company also determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was $0.4 million and $0.1 million for the three months ended September 30, 2018 and September 30, 2017, respectively, and $0.7 million and $0.2 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

We recognized total share-based compensation expense of $1.7 million and $0.8 million for the three months ended September 30, 2018 and September 30, 2017, respectively, and $5.3 million and $2.3 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

As of September 30, 2018, we had $8.0 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 3.1 years.

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

As of September 30, 2018, we had a federal and state deferred tax asset of $7.3 million and a valuation allowance of $7.3 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded income tax provisions of approximately $0.1 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

11.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of September 30, 2018, we had entered into agreements for construction costs of approximately $12.4 million.

Litigation

From time to time, we are involved in certain litigation arising in the ordinary course of business; however, we do not believe that any of this litigation will have a material effect on our consolidated financial statements.

Operating Leases

We lease office space for our two corporate offices under operating leases that expire in August 2019 and January 2024. We also have a ground lease at Centennial Shops located in Edina, Minnesota. The ground lease includes rent escalations throughout the lease period and expires in April 2105.

We recognized rent expense related to these operating leases of $0.5 million and $0.4 million for three months ended September 30, 2018 and 2017, respectively, and $1.4 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Capital Lease

We have a ground lease at Buttermilk Towne Center which we have recorded as a capital lease that expires in December 2032. Interest expense for this capital lease was negligible for the nine months ended September 30, 2018 and 2017, respectively.

12. Reorganization

In connection with the reorganization of the executive management team, we recorded one-time employee termination benefits of $1.3 million and $7.6 million for the three and nine months ended September 30, 2018, respectively. In connection with the reduction-in-force resulting from the reorganization of the Company's operating structure, we recorded one-time employee termination benefits of $0.8 million for the three and nine months ended September 30, 2018. Such charges are reflected in the condensed consolidated statements of operations in general and administrative expense.

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

Overview

We own and operate a national portfolio of dynamic open-air shopping destinations principally located in the top U.S. markets. The Company's locally-curated consumer experience reflect the lifestyles of its diverse neighborhoods and match the modern expectation of its retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange under the ticker symbol RPT. As of September 30, 2018, the Company's portfolio consisted of 57 shopping centers (including one shopping center owned through a joint venture) representing 13.8 million square feet. As of September 30, 2018, the Company’s aggregate portfolio was 94.2% leased.

Our Strategy

Our strategy is to be a dominant shopping center owner, with a focus on the following:

•	Own and manage high quality grocery anchored and lifestyle shopping centers predominantly concentrated in the top U.S. metro areas that deliver outsized NOI growth over the long term;

•	Cultivate and maintain an industry leading redevelopment and expansion pipeline that delivers risk adjusted adequate returns;

•	Strive towards a flexible, low leverage balance sheet; and

•	Retain and invest in highly motivated, innovative leaders who embrace our culture of excellence, integrity and empowerment.

The following table summarizes our operating portfolio by market as of September 30, 2018:

Consolidated Metro Markets(1) Summary
Metro Markets (MSA Rank)	Number of Properties	GLA (in thousands)	Leased %	Occupied %	ABR/SF including Ground Leases	% of ABR including Ground Leases
Atlanta (9)	3	523	95.8%	94.4%	$11.85	3.1%
Baltimore (21)	1	252	94.7%	50.9%	11.47	0.8%
Chicago (3)	4	767	89.0%	89.0%	15.75	5.8%
Cincinnati (28)	3	1,263	92.7%	92.5%	15.69	9.9%
Columbus (33)	2	436	93.7%	89.2%	16.89	3.5%
Denver (19)	3	864	91.7%	81.7%	19.39	7.4%
Detroit (14)	9	2,308	98.9%	97.5%	14.67	17.7%
Indianapolis (34)	1	247	84.2%	80.9%	13.58	1.5%
Jacksonville (40)	2	707	87.7%	87.7%	17.55	5.8%
Miami (8)	6	1,035	95.9%	92.5%	17.44	9.0%
Milwaukee (39)	3	878	92.8%	84.1%	13.75	5.5%
Minneapolis (16)	2	442	92.4%	89.3%	25.01	5.3%
Nashville (36)	1	632	97.7%	97.5%	13.04	4.3%
St. Louis (20)	4	827	95.8%	91.7%	15.55	6.3%
Tampa (18)	4	728	99.3%	98.2%	12.58	4.8%
Not Top 40 MSA	8	1,745	92.1%	90.4%	11.01	9.3%
Total	56	13,654	94.2%	90.8%	$15.02	100.0%

(1)	Metro Markets are targeted growth markets as primarily defined for Metropolitan Statistical Areas by the U.S. Government.

We accomplished the following activity during the nine months ended September 30, 2018:

Leasing Activity

For our consolidated properties we reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	143	860,217	$17.27	$16.31	$1.19	$0.12
New Leases - Comparable	14	123,427	$11.48	$7.41	$10.41	$7.00
New Leases - Non-Comparable (4)	73	421,266	$15.29	N/A	$45.80	$6.52
Total	230	1,404,910	$16.16	N/A	$15.37	$2.64

(1) Base rent represents contractual minimum rent under the new lease for the first 12 months of the term.

(2)	Prior rent represents minimum rent, if any, paid by the prior tenant in the final 12 months of the term.

(3)	Includes tenant improvement cost, tenant allowances, and landlord costs. Excludes first generation space and new leases related to development and redevelopment activity.
(4) Non-comparable lease transactions include leases for space vacant for greater than 12 months, leases for space which has been combined from smaller spaces or demised from larger spaces and leases structured differently from the prior lease. As a result, there is no comparable prior rent per square foot to compare to the base rent per square foot of the new lease.

Investing Activity

At September 30, 2018, we have six properties under redevelopment or expansion that have an estimated cost of $49.1 million, of which $7.4 million remains to be invested. Completion for these projects is expected over the next twelve months.

Financing Activity

Debt
As of September 30, 2018, we had net debt to total market capitalization of 45.8% as compared to 48.1% at September 30, 2017. The decrease is attributable to an increase in the price of our common shares of 4.5%, which increased our total market capitalization, as well as a decrease in net debt of $45.3 million primarily as a result of proceeds from property disposals completed in the second half of 2017.
At September 30, 2018 and September 30, 2017, we had $269.8 million and $199.7 million, respectively, available to draw under our unsecured revolving line of credit.
Equity

For the nine months ended September 30, 2018, we did not issue any common shares through our equity distribution arrangement. The shares issuable are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925).

Land Available for Development or Sale

At September 30, 2018, our three largest development sites are Hartland Towne Square, Lakeland Park Center and Parkway Shops. We estimate that if we proceed with the development of the projects, up to approximately 420,000 square feet of gross leasable area ("GLA") could be developed, excluding various outparcels of land. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

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

Comparison of three months ended September 30, 2018 to September 30, 2017

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or have significantly changed in the three months ended September 30, 2018 as compared to the same period in 2017:

	Three Months Ended September 30,
	2018	2017	Dollar Change	Percent Change
	(In thousands)
Total revenue	$64,217	$65,931	$(1,714)	(2.6)%
Real estate taxes	11,037	10,948	89	0.8%
Recoverable operating expense	6,301	6,660	(359)	(5.4)%
Non-recoverable operating expense	1,358	1,039	319	30.7%
Depreciation and amortization	21,150	23,130	(1,980)	(8.6)%
General and administrative expense	8,131	5,738	2,393	41.7%
Provision for impairment	—	1,885	(1,885)	(100.0)%
Gain on sale of real estate	—	24,545	(24,545)	(100.0)%
Earnings from unconsolidated joint ventures	297	81	216	266.7%
Interest expense	11,045	11,586	(541)	(4.7)%
Other gain on unconsolidated joint ventures	5,208	—	5,208	—%
Preferred share dividends	1,676	1,675	1	0.1%

Total revenue for the three months ended September 30, 2018 decreased $1.7 million, or (2.6)%, from 2017. The decrease is primarily due to the following:

•	$4.4 million decrease related to properties sold in 2017; offset by

•	$2.7 million increase related to our existing centers attributable to higher minimum rent and increased recovery income from tenants.
Real estate tax expense for the three months ended September 30, 2018 increased $0.1 million, or 0.8% from 2017, primarily due to higher net expense in existing centers; specifically at one property as a result of a change in estimate, offset by properties sold during 2017.

Recoverable operating expense for the three months ended September 30, 2018 decreased $0.4 million, or (5.4)% from 2017, primarily due to properties sold during 2017, partially offset by increases at existing properties.

Non-recoverable operating expense for the three months ended September 30, 2018 increased $0.3 million, or 30.7%, from 2017. The increase is primarily the result of higher expenses at existing properties, including bad debt expense and legal fees associated with a tenant dispute, partially offset by properties sold in 2017.

Depreciation and amortization expense for the three months ended September 30, 2018 decreased $2.0 million, or (8.6)%, from 2017.  The decrease is primarily the result of properties sold during 2017, as well as higher depreciation expense from asset write offs for tenant lease terminations prior to their original estimated term that occurred in the comparative period, and did not recur in the current period.

General and administrative expense for the three months ended September 30, 2018 increased $2.4 million or 41.7% from 2017.  The increase was primarily due to the following:

•
$1.6 million of executive management reorganization expenses, which included severance costs associated with former executives as well as sign on bonuses and relocation fees associated with the new executive team;

•	$0.9 million of severance costs resulting from the reduction-in-force associated with the reorganization of the Company's operating structure; and

•	$0.3 million increase in stock compensation expense; offset by

•	$0.4 million decrease in professional fees.

During the three months ended September 30, 2017 we recorded impairment provisions of $1.9 million on a shopping center classified as income producing. The adjustment was triggered by a purchase price reduction at a property sold in the third quarter of 2017.

The Company had no real estate disposals during the three months ended September 30, 2018. Real estate disposals during the three months ended September 30, 2017 produced a gain of $24.5 million.

Earnings from unconsolidated joint ventures for the three months ended September 30, 2018 increased $0.2 million, or 266.7%, from 2017. The increase was primarily due to our portion of the gain on sale of the Martin Square property which was disposed of by our joint venture during the period compared to no disposals by our unconsolidated joint ventures in the comparable period.

Interest expense for the three months ended September 30, 2018 decreased $0.5 million, or (4.7)%, from 2017. The decrease is primarily a result of a 7% decrease in our average outstanding debt, offset partially by a 10 basis point increase in our weighted average interest rate. The decline in our average outstanding debt is primarily a result of using proceeds from asset sales in the second half of 2017 to paydown our revolving credit line.

Other gain on unconsolidated joint ventures for the three months ended September 30, 2018 increased $5.2 million primarily due to the sale of the Martin Square property by our joint venture in the period. The gain represents the difference between our share of the distributed proceeds and the carrying value of our equity investment in the joint venture.

Comparison of nine months ended September 30, 2018 to September 30, 2017

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or have significantly changed in the nine months ended September 30, 2018 as compared to the same period in 2017:

	Nine Months Ended September 30,
	2018	2017	Dollar Change	Percent Change
	(In thousands)
Total revenue	$196,902	$200,819	$(3,917)	(2.0)%
Real estate taxes	31,796	32,670	(874)	(2.7)%
Recoverable operating expense	19,248	20,699	(1,451)	(7.0)%
Non-recoverable operating expense	3,470	3,430	40	1.2%
Depreciation and amortization	65,719	69,282	(3,563)	(5.1)%
Acquisition costs	233	—	233	—%
General and administrative expense	27,396	18,561	8,835	47.6%
Provision for impairment	216	8,423	(8,207)	(97.4)%
Gain on sale of real estate	181	35,920	(35,739)	(99.5)%
Earnings from unconsolidated joint ventures	570	223	347	155.6%
Interest expense	32,354	33,871	(1,517)	(4.5)%
Other gain on unconsolidated joint ventures	5,208	—	5,208	—%
Preferred share dividends	5,026	5,026	—	—%

Total revenue for the nine months ended September 30, 2018 decreased $3.9 million, or (2.0)%, from 2017. The decrease is primarily due to the following:

•	$17.6 million decrease related to properties sold in 2017; offset by

•	$5.2 million increase from acceleration of a below market lease attributable to a specific tenant who vacated prior to the original estimated lease termination date;

•
$5.9 million increase related to our existing centers largely attributable to changes in estimates associated with recoveries of common area maintenance and real estate taxes, and higher minimum rent; and

•	$2.6 million increase related to properties acquired in 2017 and a leasehold interest acquired in 2018.

Real estate tax expense for the nine months ended September 30, 2018 decreased $0.9 million, or (2.7)% from 2017, primarily due to properties sold during 2017, partially offset by properties acquired in 2017 and higher net expense; specifically at two properties as a result of a change in estimates.

Recoverable operating expense for the nine months ended September 30, 2018 decreased $1.5 million, or (7.0)% from 2017, primarily due to properties sold during 2017, partially offset by additional expense from properties acquired in 2017.

Non-recoverable operating expense for the nine months ended September 30, 2018 remained flat from 2017.

Depreciation and amortization expense for the nine months ended September 30, 2018 decreased $3.6 million, or (5.1)%, from 2017.  The decrease is primarily a result of properties sold during 2017, partially offset by higher asset write offs in 2018 for tenant lease terminations prior to their original estimated term, and higher depreciation expense from acquisitions completed in 2017.

During the nine months ended September 30, 2018 we recorded acquisition costs of $0.2 million related to legal and professional fees associated with a potential acquisition that was abandoned during the current period.

General and administrative expense for the nine months ended September 30, 2018 increased $8.8 million or 47.6% from 2017. The increase was primarily due to the following:

•
$9.1 million of executive management reorganization expenses, which included severance costs associated with former executives as well as sign on bonuses and relocation fees associated with the new executive team;

•	$0.9 million of severance costs resulting from the reduction-in-force associated with the reorganization of the Company's operating structure; offset by

•	$0.8 million decrease in professional and trustee fees.

 The increase was primarily due to executive management reorganization expenses, which included severance costs associated with former executives as well as sign on bonuses, recruiting fees and relocation fees attributable to the new executive team.

During the nine months ended September 30, 2018 and September 30, 2017, we recorded an impairment provision totaling $0.2 million and $8.4 million, respectively. These adjustments were triggered by changes in the associated market prices, higher costs and expected holding period assumptions related to the shopping centers or land impacted.

The Company had gains on real estate disposals of $0.2 million during the nine months ended September 30, 2018, generated from one land parcel sale. During the same period in 2017, the Company had gains on real estate disposals of $35.9 million.

Earnings from unconsolidated joint ventures for the nine months ended September 30, 2018 increased $0.3 million or 155.6%, from 2017. The increase was primarily due to our portion of the gain on sale of the Martin Square property which was disposed of by our joint venture during the period compared to no disposals by our unconsolidated joint ventures in the comparable period.

Interest expense for the nine months ended September 30, 2018 decreased $1.5 million, or (4.5)%, from 2017. The decrease is primarily a result of an 10% decrease in our average outstanding debt, offset partially by a 40 basis point increase in our weighted average interest rate. The decline in our average outstanding debt is primarily a result of using proceeds from asset sales in the second half of 2017 to paydown our revolving credit line.

Other gain on unconsolidated joint ventures in the nine months ended September 30, 2018 increased $5.2 million primarily due to the sale of the Martin Square property by our joint venture in the period. The gain represents the difference between our share of the distributed proceeds and the carrying value of our equity investment in the joint venture.

Liquidity and Capital Resources

Our primary uses of capital include principal and interest payments on our outstanding indebtedness, recurring capital expenditures such as tenant improvements, leasing commissions, improvements made to individual properties, shareholder distributions, redevelopments, operating expenses of our business, debt maturities, acquisitions and developments. We generally strive to cover our principal and interest payments, operating expenses, shareholder distributions, and recurring capital expenditures from cash flow from operations, although from time to time we have borrowed or sold assets to finance a portion of those uses. We believe the combination of cash flow from operations, cash balances, available borrowings under our unsecured revolving credit facility, issuance of long-term debt, property dispositions, and issuance of equity securities will provide adequate capital resources to fund all of our expected uses over at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

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

At September 30, 2018 and 2017, we had $19.7 million and $10.0 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash generally consists of funds held in escrow by lenders to pay real estate taxes, insurance premiums and certain capital expenditures, in addition to deposits on potential future acquisitions. As of September 30, 2018 we had no debt maturing for the remainder of 2018 and we had $269.8 million available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants.

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

For the nine months ended September 30, 2018, our cash flows were as follows compared to the same period in 2017:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$79,818	$88,858
Net cash used in investing activities	(60,038)	(92,429)
Net cash used in by financing activities	(12,935)	(1,118)

Operating Activities

Net cash flow provided by operating activities decreased $9.0 million compared to 2017 primarily due to $8.5 million decrease in operating income, as adjusted for non-cash activity, and a $3.7 million unfavorable change in working capital assets and liabilities; partially offset by a $3.1 million increase in service-based restricted share and long-term incentive compensation.

Investing Activities

Net cash used in investing activities decreased $32.4 million compared to 2017 primarily due to the decrease in the acquisition of real estate of $163.5 million, partially offset by an increase in development and capital improvements to real estate of $20.4 million, and a decrease in net proceeds from the sale of real estate of $120.1 million.

During the nine months ended September 30, 2018, we acquired the leasehold interest in a ground lease at our existing West Oaks shopping center for approximately $6.4 million. During the nine months ended September 30, 2017 we acquired two income producing properties and three outparcel acquisitions at a combined gross purchase price of $169.9 million.

At September 30, 2018, we had six properties under redevelopment or expansion that have an estimated cost of $49.1 million, of which $7.4 million remains to be invested. Completion for these projects is expected over the next twelve months.

Financing Activities

Net cash used in financing activities increased $11.8 million compared to 2017 primarily because net borrowings on our revolving credit facility decreased $13.0 million.

As of September 30, 2018, $269.8 million was available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants. It is anticipated that additional funds borrowed under our credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the credit facility and other debt, refer to Note 5 Debt of the notes to the condensed consolidated financial statements.

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

On September 7, 2018 our Board of Trustees declared a quarterly cash dividend of $0.22 per common share to shareholders of record as of September 20, 2018. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.  Distributions paid by us are expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources could be used.  Examples of alternative funding sources may include proceeds from sales of real estate and bank borrowings.  During the nine months ended September 30, 2018, the sum of our principal and interest payments, operating expenses, shareholder distributions and recurring capital expenditures exceeded our cash flow from operations by $12.1 million, and we used other sources of liquidity, including borrowings under our unsecured revolving credit facility. Retenanting of bankruptcy anchor tenants accounted for $5.4 million of the shortfall. As of September 30, 2018 we had $269.8 million available to be drawn on our $350.0 million unsecured revolving credit facility subject to compliance with certain covenants.

Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record as of September 20, 2018.

We have an equity distribution agreement that registered up to 8.0 million common shares for issuance from time to time, in our sole discretion. For the nine months ended September 30, 2018, we did not issue any common shares through the arrangement. The shares issuable pursuant to the distribution agreement are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925).

Debt

At September 30, 2018, we had $1,047.1 million of debt outstanding consisting of $80.0 million on our revolving credit facility, $119.0 million of fixed rate mortgage loans encumbering certain properties, $210.0 million of unsecured term loan facilities, $610.0 million in senior unsecured notes and $28.1 million of junior subordinated notes.

In addition, we had interest rate swap derivative instruments in effect for an aggregate notional amount of $270.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at September 30, 2018, we had $108.1 million of variable rate debt outstanding.

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

As of September 30, 2018, our investments in unconsolidated joint ventures were approximately $1.6 million representing our ownership interest in three joint ventures. We account for these entities under the equity method. Refer to Note 4 Equity Investments in Unconsolidated Joint Ventures of the notes to the condensed consolidated financial statements for more information.

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

Contractual Obligations

The following are our contractual cash obligations as of September 30, 2018:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	4-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$13,169	$659	$7,772	$2,277	$2,461
Payments due at maturity	1,033,998	—	294,865	204,508	534,625
Total mortgages and notes payable (2)	1,047,167	659	302,637	206,785	537,086
Interest expense (3)	261,585	10,970	120,259	55,151	75,205
Employment contracts	5,216	599	4,617	—	—
Capital lease (4)	1,500	100	300	200	900
Operating leases	101,497	374	4,126	2,534	94,463
Construction commitments	12,367	12,367	—	—	—
Development obligations	4,192	527	1,247	480	1,938
Total contractual obligations	$1,433,524	$25,596	$433,186	$265,150	$709,592

(1)	Amounts represent balance of obligation for the remainder of 2018.

(2)	Excludes $3.2 million of unamortized mortgage debt premium and $3.2 million in net deferred financing costs.

(3)	Variable-rate debt interest is calculated using rates at September 30, 2018.

(4)	Includes interest payments associated with the capital lease obligation.

At September 30, 2018, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Debt

See the analysis of our debt included in “Liquidity and Capital Resources.”

Employment Contracts

At September 30, 2018, we had employment contract obligations with our Chief Executive Officer, Chief Financial Officer, our former Chief Executive Officer and our former Chief Operating Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We have a ground lease at Centennial Shops located in Edina, Minnesota. The lease includes rent escalations throughout the lease period and expires in April 2105.

We lease office space for our corporate offices under operating leases that expires in August 2019 and January 2024.

We also have a ground capital lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the land for one dollar.

Construction Costs

In connection with the development and expansion of various shopping centers as of September 30, 2018, we have entered into agreements for construction activities with an aggregate remaining cost of approximately $12.4 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our development and redevelopment projects currently in process.

For remainder of 2018, we anticipate spending between $20.0 million and $25.0 million for capital expenditures, of which $12.4 million is reflected in the construction commitments in the contractual obligations table. The total anticipated spending relates to redevelopment projects, tenant improvements and leasing costs. Estimates for future spending will change as new projects are approved.

Capitalization

At September 30, 2018 our total market capitalization was $2.3 billion and is detailed below:

(In thousands)
Net debt (including property-specific mortgages, unsecured revolving credit facility, term loans and capital lease obligation net of $16.7 million in cash and cash equivalents)	$1,031,470
Common shares, OP units, and dilutive securities based on market price of $13.60 at September 30, 2018	1,120,178
Convertible perpetual preferred shares based on market price of $53.82 at September 30, 2018	99,513
Total market capitalization	$2,251,161

Net debt to total market capitalization	45.8%

At September 30, 2018, the non-controlling interest in the Operating Partnership was approximately 2.3%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all OP Units, there would have been approximately 81.6 million common shares of beneficial interest outstanding at September 30, 2018, with a market value of approximately $1.1 billion.

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

The following table illustrates the reconciliation of net income available to common shareholders to FFO to Operating FFO:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income	$10,364	$29,629	$22,227	$49,295
Net income attributable to noncontrolling partner interest	(239)	(696)	(514)	(1,158)
Preferred share dividends	(1,676)	(1,675)	(5,026)	(5,026)
Net income available to common shareholders	8,449	27,258	16,687	43,111
Adjustments:
Rental property depreciation and amortization expense	21,081	23,071	65,556	69,104
Pro-rata share of real estate depreciation from unconsolidated joint ventures	32	77	177	229
Gain on sale of depreciable real estate	—	(23,841)	—	(35,032)
Gain on sale of joint venture depreciable real estate	(307)	—	(307)	—
Provision for impairment on income-producing properties	—	1,885	—	8,423
Other gain on unconsolidated joint ventures	(5,208)	—	(5,208)	—
FFO available to common shareholders	24,047	28,450	76,905	85,835
Noncontrolling interest in Operating Partnership (1)	239	—	514	1,158
Preferred share dividends (assuming conversion) (3)	1,676	1,675	5,026	5,026
FFO available to common shareholders and dilutive securities	25,962	30,125	82,445	92,019

Gain on sale of land	—	(704)	(181)	(889)
Provision for impairment on land available for development or sale	—	—	216	—
Severance expense	856	88	925	655
Acquisition costs	—	—	233	—
Executive management reorganization, net (2)	1,592	—	9,115	—
Loss on extinguishment of debt	—	81	—	81
Contingent gain in other income (expense)	—	—	(398)	—
Operating FFO available to common shareholders and dilutive securities	$28,410	$29,590	$92,355	$91,866

Weighted average common shares	79,712	79,381	79,547	79,337
Shares issuable upon conversion of Operating Partnership Units (1)	1,909	—	1,914	1,917
Dilutive effect of restricted stock	738	165	392	176
Shares issuable upon conversion of preferred shares (3)	6,830	6,713	6,830	6,713
Weighted average equivalent shares outstanding, diluted	89,189	86,259	88,683	88,143

Diluted earnings per share (4)	$0.10	$0.33	$0.20	$0.54
Per share adjustments for FFO available to common shareholders and dilutive securities	0.19	0.02	0.73	0.50
FFO available to common shareholders and dilutive securities per share, diluted	$0.29	$0.35	$0.93	$1.04

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	0.03	(0.01)	0.11	—
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.32	$0.34	$1.04	$1.04

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

(2)
Includes severance, accelerated vesting of restricted stock and performance award charges, and the benefit from the forfeiture of unvested restricted stock and performance awards associated with our former executive officers, in addition to recruiting fees, relocation fees and cash inducement bonuses related to the 2018 hiring of our executive team members.

(3)
Series D convertible preferred shares are paid annual dividends of $6.7 million and are currently convertible into approximately 6.8 million common shares. They are dilutive only when earnings or FFO exceed approximately $0.25 per diluted share per quarter, which was the case for FFO for the three and nine months ended September 30, 2018 and 2017. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on earnings per share and FFO in future periods.

(4)	The denominator to calculate diluted earnings per share excludes shares issuable upon conversion of OP units and preferred shares for the three and nine months ended September 30, 2018 and 2017.

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

The following is a reconciliation of our net income available to common shareholders to Same Property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)

Net income available to common shareholders	$8,449	$27,258	$16,687	$43,111
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,676	1,675	5,026	5,026
Net income attributable to noncontrolling interest	239	696	514	1,158
Income tax provision	96	65	147	119
Interest expense	11,045	11,586	32,354	33,871
Earnings from unconsolidated joint ventures	(297)	(81)	(570)	(223)
Gain on sale of real estate	—	(24,545)	(181)	(35,920)
Other gain on unconsolidated joint venture	(5,208)	—	(5,208)	—
Other expense (income), net	240	(123)	55	612
Management and other fee income	(88)	(88)	(222)	(314)
Depreciation and amortization	21,150	23,130	65,719	69,282
Acquisition costs	—	—	233	—
General and administrative expenses	8,131	5,738	27,396	18,561
Provision for impairment	—	1,885	216	8,423
Amortization of lease inducements	44	44	130	131
Amortization of acquired above and below market lease intangibles	(1,345)	(1,160)	(8,733)	(3,267)
Lease termination fees	(3)	(27)	(108)	(60)
Straight-line ground rent expense	70	70	211	211
Amortization of acquired ground lease intangibles	7	6	19	19
Straight-line rental income	(728)	(608)	(2,290)	(1,797)
NOI	43,478	45,521	131,395	138,943
NOI from Other Investments	(98)	(3,078)	(8,725)	(18,841)
Same Property NOI with Redevelopment	43,380	42,443	122,670	120,102
NOI from Redevelopment	(3,572)	(2,838)	(10,358)	(8,717)
Same Property NOI without Redevelopment	$39,808	$39,605	$112,312	$111,385

Period-end Occupancy percent with Redevelopment	90.8%	91.3%	90.4%	90.9%

The following table summarizes GLA and NOI at properties for which we are adding additional GLA or retenanting space. The property is included in Same Property NOI without Redevelopment, however a portion of GLA and NOI is excluded from Same Property NOI without Redevelopment.

		Three Months Ended September 30,				Nine Months Ended September 30,
	Stable	2018		2017		2018		2017
Property	GLA	GLA	NOI	GLA	NOI	GLA	NOI	GLA	NOI
Buttermilk Towne Center	278	13	$(56)	13	$—	13	$(168)	13	$—
Front Range Village	468	28	(188)	28	—	28	(264)	28	—
River City Marketplace	557	—	—	—	—	6	(78)	6	(19)
Shops on Lane Avenue	177	6	(52)	6	(27)	6	(135)	6	(81)
Spring Meadows	266	49	(140)	49	(105)	49	(420)	49	(205)
The Shoppes at Fox River II	263	69	(233)	69	(112)	69	(554)	69	(281)
Town & Country	167	—	—	—	—	20	(139)	20	(25)
Troy Marketplace	220	17	(159)	17	—	17	(217)	17	—
Total adjustments		182	$(828)	182	$(244)	208	$(1,975)	208	$(611)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our variable rate debt, interest rates and interest rate swap agreements in effect at September 30, 2018, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $1.1 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $41.8 million at September 30, 2018.

We had derivative instruments outstanding with an aggregate notional amount of $270.0 million as of September 30, 2018.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.46% to 2.15% and had expirations ranging from 2018 to 2023.  The following table sets forth information as of September 30, 2018 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
(In thousands)
Fixed-rate debt	$659	$5,860	$102,269	$114,508	$77,397	$638,349	$939,042	$921,641
Average interest rate	6.0%	6.8%	3.9%	3.2%	5.2%	4.2%	4.1%	4.7%
Variable-rate debt	$—	$—	$—	$80,000	$—	$28,125	$108,125	$108,125
Average interest rate	—%	—%	—%	3.4%	—%	5.6%	3.9%	4.8%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at September 30, 2018 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of September 30, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RAMCO-GERSHENSON PROPERTIES TRUST

Date: November 1, 2018	By: /s/ BRIAN L. HARPER Brian L. Harper President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2018	By: /s/ MICHAEL P. FITZMAURICE Michael P. Fitzmaurice Chief Financial Officer (Principal Financial Officer)

Date: November 1, 2018	By: /s/ RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)