Form 10-K
period 2018-12-31
RPT Realty
filed 2019-02-21
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number 1-10093

 RPT REALTY
(Exact Name of Registrant as Specified in its Charter)

Maryland	13-6908486
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

31500 Northwestern Highway, Suite 300	48334
Farmington Hills, Michigan	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: 248-350-9900
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest, ($0.01 Par Value Per Share)	New York Stock Exchange
7.25% Series D Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest ($0.01 Par Value Per Share)	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [X]    No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [X]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Small Reporting Company [ ]	Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2018) was $1,039,336,657. As of February 15, 2019 there were outstanding 80,154,911 Common Shares of Beneficial Interest.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders to be held in 2019 are incorporated by reference into Part III.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict,” or similar terms.  Although the forward-looking statements made in this document are based on our good-faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; the cost and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a real estate investment trust (“REIT”); and other factors detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”) and in particular those set forth under "Risk Factors" in this Annual Report on Form 10-K.  Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.
PART I

Item 1. Business

The terms “Company,” “we,” “our,” or “us” refer to RPT Realty, RPT Realty, L.P., and/or its subsidiaries, as the context may require. The content of our website and the websites of third parties noted herein in not incorporated by reference in this Annual Report on Form 10-K.

General

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. As of December 31, 2018, our property portfolio consisted of 51 shopping centers (including one shopping center owned through a joint venture) representing 12.4 million square feet of gross leasable area.  As of December 31, 2018, the Company's aggregate portfolio was 94.3% leased.

The Company's principal executive offices are located at 19 West 44th Street, New York, New York 10036 and its telephone number is (212) 221-1261. The Company’s website is rptrealty.com. As of December 31, 2018, the Company had 95 full-time employees. None of our employees is represented by a collective bargaining unit, and we believe that our relations with our employees are good.

We conduct substantially all of our business through our operating partnership, RPT Realty, L.P. (the “Operating Partnership” or “OP”), a Delaware limited partnership.  The Operating Partnership, either directly or indirectly through partnerships or limited liability companies, holds fee title to all owned properties.  As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.  As of December 31, 2018, we owned approximately 97.7% of the Operating Partnership.  The interests of the limited partners are reflected as noncontrolling interests in our financial statements and the limited partners are generally individuals or entities that contributed interests in certain assets or entities to the Operating Partnership in exchange for units of limited partnership interest (“OP Units”).  The holders of OP units are entitled to exchange them for our common shares on a 1:1 basis or for cash.  The form of payment is at our election.

We operate in a manner intended to qualify as a REIT pursuant to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”).  Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries (“TRSs”), which are subject to federal and state income taxes.

Business Strategy

In 2018, the new executive management team set and met several key foundational objectives which included the streamlining of the organizational platform, resetting the company culture, conducting a strategic asset review that resulted in the decision to sell approximately $200 million of non-core assets, cultivating a redevelopment pipeline and changing the name of the Company to RPT Realty. The asset sale proceeds are expected to be re-allocated into the Company’s balance sheet to lower leverage, as well as fund its near-term accretive internal growth initiatives, including the reconfiguration of anchor boxes and the increasing of small shop occupancy.

Our goal is to be a dominant shopping center owner, with a focus on the following:

•	Own and manage high quality open-air shopping centers predominantly concentrated in the top U.S. metro areas;

•	Maintain value creation redevelopment and expansion pipeline;

•	Maximize balance sheet liquidity and flexibility; and

•	Retain motivated, talented and high performing employees.

Key methods to achieve our strategy:

•	Deliver above average relative shareholder return and generate outsized consistent and sustainable same property NOI and Operating FFO per share growth;

•	Pursue selective redevelopment projects with significant pre-leasing for which we expect to achieve attractive returns on investment;

•	Sell assets that no longer meet our long-term strategy and redeploy the proceeds to lease, redevelop and acquire assets in our core markets;

•	Achieve lower leverage while maintaining low variable interest rate risk; and

•	Retain access to diverse sources of capital, maintain liquidity through borrowing capacity under our unsecured line of credit and minimize the amount of debt maturities in a single year.
Our portfolio consists of town center and urban-infill neighborhood and power center properties that include national chain store tenants, market-leading supermarket tenants, as well as a strong lineup of smaller national retailers to optimize the overall merchandise mix. Our centers also include entertainment components, including theaters, fitness centers and restaurants, which, in addition to supermarkets, are daily drivers of consumer traffic at our properties. National chain anchor tenants in our centers include, among others, TJ Maxx/Marshalls, Dick’s Sporting Goods, and ULTA Salon. Supermarket anchor tenants in our centers include, among others, Publix Super Market, Whole Foods, Kroger, Aldi, and Sprouts. Theater, fitness and restaurant tenants include, among others, Regal Cinema, LA Fitness, Starbucks, Panera, and Rusty Bucket. Our shopping centers are primarily located in key growth markets in the 40 largest metropolitan markets in the United States such as Metro Detroit, Cincinnati, Southeast Florida, Milwaukee, St. Louis, Chicago, Tampa/Lakeland, Jacksonville, and Minneapolis-St. Paul.

Operating Strategies and Significant Transactions

Our operating objective is to maximize the risk-adjusted return on invested capital at our shopping centers. We seek to do so by increasing the property operating income of our centers, controlling our capital expenditures, monitoring our tenants' credit risk and taking actions to mitigate our exposure to that tenant credit risk.

During 2018, our consolidated properties reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	173	969,782	$17.80	$16.87	$1.24	$0.16
New Leases - Comparable	22	142,339	$13.24	$9.27	$15.07	$7.48
New Leases - Non-Comparable (4)	93	495,131	$15.59	N/A	$43.51	$6.45
Total	288	1,607,252	$16.72	N/A	$15.48	$2.75

(1)	Base rent represents contractual minimum rent under the new lease for the first 12 months of the term.

(2)	Prior rent represents minimum rent, if any, paid by the prior tenant in the final 12 months of the term.

(3)	Includes tenant improvement cost, tenant allowances, and landlord costs. Excludes first generation space and new leases related to development and redevelopment activity.

(4)
Non-comparable lease transactions include leases for space vacant for greater than 12 months and leases signed where the previous and current lease do not have a consistent lease structure. As a result, there is no comparable prior rent per square foot to compare to the base rent per square foot of the new lease.

Investing Activities and Significant Transactions

Our investing objective is to generate an attractive risk-adjusted return on capital invested in acquisitions, developments, and redevelopments. In addition we seek to sell land or shopping centers that we deem to be fully valued or that no longer meet our investment criteria. We underwrite acquisitions based upon current cash flow, projections of future cash flow and scenario analyses that take into account the risks and opportunities of ownership. We underwrite development of new shopping centers on the same basis, but also take into account the unique risks of entitling land, constructing buildings and leasing newly built space.

In January 2018, we acquired a 60,000 square foot leasehold interest in West Oaks, a shopping center in Novi, Michigan for $6.4 million. In addition, we sold six shopping centers and three land outparcels for gross proceeds of $125.1 million. Refer to Note 4 for additional information related to acquisitions and dispositions.

Financing Strategies and Significant Transactions

Our financing objective is to maintain a strong and flexible balance sheet to ensure access to capital at a competitive cost.  In general, we seek to increase our financial flexibility by increasing our pool of unencumbered properties and borrowing on an unsecured basis.  In keeping with our objective, we routinely benchmark our balance sheet on a variety of measures to our peers in the shopping center sector and REITs in general.

Specifically, we completed the following financing transactions:

Debt

During 2018, our outstanding debt balance decreased by approximately $36.1 million, primarily through repayments on our revolving credit facility with the net proceeds received from disposed properties during the year. Refer to Note 8 for additional information related to our debt.

At December 31, 2018 and 2017 we had $349.8 million and $318.7 million, respectively, available to draw under our unsecured revolving line of credit, subject to compliance with applicable covenants.

Equity

In June 2016, we terminated our previous controlled equity offering arrangement and commenced a new distribution agreement that registered up to 8.0 million common shares for issuance from time to time, in our sole discretion. For the year ended December 31, 2018, we did not issue any common shares through either arrangement. The shares issuable in the new distribution agreement are registered with the Securities and Exchange Commission ("SEC") on our registration statement on Form S-3 (No. 333-211925).

Sustainability

We continue to advance our commitment to sustainability, with a focus on achieving goals in each of the Environmental, Social and Governance (“ESG”) areas of sustainability. We believe that sustainability initiatives are a vital part of supporting our primary goal to maximize value for our shareholders.

Our commitment to ESG principles starts with our employees. We are establishing a culture that intentionally attracts and retains talented employees to work in an engaging and energetic team environment that shares a passion for innovation, transparency and excellence. Our employees are awarded competitive compensation packages, including healthcare benefits for employees and their families, participation in a 401(k) plan, paid time-off benefits and employee referral bonuses. In addition, we have recently adopted “RPT Remote”, a flexible work initiative that allows employees the ability to telecommute one day per week. We are focused on creating healthy workspaces and promote health and wellness for our employees and their families. In 2018, we were recognized for winning Michigan’s Best and Brightest in Wellness for the fifth year in a row. The Best and Brightest in Wellness awards program honors organizations that are making their workplaces, their employees and the community a healthier place to live and work. We are also devoted to philanthropy initiatives and partner with organizations that are committed to improving the overall quality of life in our communities. Each month, we support a local community organization through charitable giving or volunteerism.

In 2019, we intend to establish an environmental stewardship policy aimed at providing the necessary framework to commence comprehensive sustainability initiatives that meet our objectives of safeguarding the environment, while improving the energy efficiency of our portfolio and corporate office locations and lowering operating costs. We intend to establish measurable goals to reduce energy consumption, water usage and waste reduction across our portfolio and will report on actual performance in our environmental disclosures. Our New York City office is already a Leadership in Energy and Environmental Design (“LEED”) certified location. LEED is an internationally recognized green building certification system, providing third-party verification that a building or community was designed and built using strategies aimed at improving performance metrics that matter most: energy savings, water efficiency, CO2 emissions reduction, improved indoor environmental quality, and stewardship of resources and sensitivity to their impacts. We are committed to transparency with regard to our sustainability performance and will strive to enhance our disclosure using industry accepted measures.

Competition

See page 5 of Item 1A. “Risk Factors” for a description of competitive conditions in our business.

Environmental Matters

See page 11 of Item 1A. "Risk Factors" for a description of environmental risks for our business.

Available Information

All reports we electronically file with, or furnish to, the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports, are available, free of charge, on our website at rptrealty.com, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. These filings are also available at the SEC's website at www.sec.gov. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Board of Trustees’ committee charters also are available on our website.

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

Our concentration of properties in Florida and Michigan makes us more susceptible to adverse market conditions in these states.

Our performance depends on the economic conditions in the markets in which we operate.  As of December 31, 2018 and 2017, our wholly-owned properties located in Florida and Michigan accounted for approximately 23% and 19%, and 21% and 20%, respectively, of our annualized base rent. To the extent that market conditions in these or other states in which we operate deteriorate, the performance or value of our properties may be adversely affected.

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

As of December 31, 2018, we received 40.6% of our combined annualized base rents from our top 25 tenants, including our top five tenants:  TJX Companies (4.8%), Dick's Sporting Goods (3.4%), Regal Cinemas (2.8%), Bed Bath & Beyond (2.8%) and LA Fitness (2.7%). No other tenant represented more than 2.0% of our total annualized base rent.  The credit risk posed by our major tenants varies.

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
Our properties generally rely on anchor tenants (tenants greater than or equal to 10,000 square feet) to attract customers.  The loss of anchor tenants may adversely impact the performance of our properties.

If any of our anchor tenants becomes insolvent, suffers a downturn in business, abandons occupancy or decides not to renew its lease, such event could adversely impact the performance of the affected center.  An abandonment or lease termination by an anchor tenant may give other tenants in the same shopping center the right to terminate their leases or pay less rent pursuant to the terms of their leases.  Our leases with anchor tenants may, in certain circumstances, permit them to transfer their leases to other retailers.  The transfer to a new anchor tenant could result in lower customer traffic to the center, which would affect our other tenants.  In addition, a transfer of a lease to a new anchor tenant could give other tenants the right to make reduced rental payments or to terminate their leases.

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

No assurance can be given that we will be able to recover the current carrying amount of all of our properties and those of our unconsolidated joint ventures.  There can be no assurance that we will not take charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.  We recorded an impairment provision of $13.7 million in 2018 related to our real estate properties.  Refer to Note 1 Organization and Summary of Significant Accounting Policies - Accounting for the Impairment of Long-Lived Assets of the notes to the consolidated financial statements for further information related to impairment provisions.

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

Current or future joint venture investments could be adversely affected by our lack of sole decision-making authority.

As of December 31, 2018, we were a party to three joint venture agreements pursuant to which one property was owned by one of the joint ventures, and we expect that we may enter into additional joint venture arrangements in the future. Our existing joint ventures are subject to various risks, and any additional joint venture arrangements in which we may engage in the future are likely to be subject to various risks, including the following:

•	lack of exclusive control over the joint venture, which may prevent us from taking actions that are in our best interest;

•
future capital constraints of our partners or failure of our partners to fund their share of required capital contributions, which may require us to contribute more capital than we anticipated to fund developments and/or cover the joint venture's liabilities;

•
actions by our partners that could jeopardize our REIT status, require us to pay taxes or subject the properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture agreements;

•
disputes between us and our partners that may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business;

•	changes in economic and market conditions for any adjacent non-retail use that may adversely impact the cash flow of our retail property;

•
joint venture agreements that may require prior consent of our joint venture partners for a sale or transfer to a third party of our interest in the joint venture, which would restrict our ability to dispose of our interest in such a joint venture; and

•	joint venture agreements that may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring us to buy the other partner's interest.

If any of the foregoing were to occur, our cash flow, financial condition and results of operations could be adversely affected.

If we suffer losses that are uninsured or in excess of our insurance coverage limits, we could lose invested capital and anticipated profits.

Catastrophic losses, such as losses resulting from wars, acts of terrorism, earthquakes, floods, hurricanes and tornadoes or other natural disasters, and pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Although we currently maintain “all risk” replacement cost insurance for our buildings, rents and personal property, commercial general liability insurance and pollution and environmental liability insurance, our insurance coverage may be inadequate if any of the events described above occurs to, or causes the destruction of, one or more of our properties. Under that scenario, we could lose both our invested capital and anticipated profits from that property.

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

We are seeking to develop new properties, an activity that has inherent risks that could adversely impact our cash flow, financial condition and results of operations. These activities are subject to the following risks:

•	We may not be able to complete construction on schedule due to labor disruptions, construction delays, and delays or failure to receive zoning or other regulatory approvals;

•	We may abandon our development, redevelopment and expansion opportunities after expending resources to determine feasibility and we may incur an impairment loss on our investment;

•	Construction and other project costs may exceed our original estimates because of increases in material and labor costs, interest rates, operating costs, and leasing costs;

•	We may not be able to obtain financing on favorable terms for construction;

•	We might not be able to secure key anchor or other tenants;

•	We may experience a decrease in customer traffic during the redevelopment period causing a decrease in tenant sales;

•	Occupancy rates and rents at a completed project may not meet our projections; and

•	The time frame required for development, constructions and lease-up of these properties means that we may have to wait years for a significant cash return.

If any of these events occur, our development activities may have an adverse effect on our results of operations, including additional impairment provisions.  For a detailed discussion of development projects, refer to Notes 3 and 5 of the notes to the consolidated financial statements.

Financing Risks

Increases in interest rates may affect the cost of our variable-rate borrowings, our ability to refinance maturing debt and the cost of any such refinancings.

As of December 31, 2018, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million converting our floating rate corporate debt to fixed rate debt. After accounting for these interest rate swap agreements, we had $28.1 million of variable rate debt outstanding at December 31, 2018.  Increases in interest rates on our existing indebtedness would increase our interest expense, which would adversely affect our cash flow and our ability to distribute cash to our shareholders.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2018 increased by 1.0%, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $0.3 million annually.  Interest rate increases could also constrain our ability to refinance maturing debt because lenders may reduce their advance rates in order to maintain debt service coverage ratios.

Our debt must be refinanced upon maturity, which makes us reliant on the capital markets on an ongoing basis.

We are not structured in a manner to generate and retain sufficient cash flow from operations to repay our debt at maturity.  Instead, we expect to refinance our debt by raising equity, debt or other capital prior to the time that it matures.  As of December 31, 2018, we had $964.1 million of outstanding indebtedness, net of deferred financing costs, including $1.0 million of capital lease obligations. The availability, price and duration of capital can vary significantly.  If we seek to refinance maturing debt when capital market conditions are restrictive, we may find capital scarce, costly or unavailable.  Refinancing debt at a higher cost would affect our operating results and cash available for distribution.  The failure to refinance our debt at maturity would result in default and the exercise by our lenders of the remedies available to them, including foreclosure and, in the case of recourse debt, liability for unpaid amounts.

We could increase our outstanding debt.

Our management and Board of Trustees (“Board”) generally have discretion to increase the amount of our outstanding debt at any time.  Subject to existing financial covenants, we could become more highly leveraged, resulting in an increase in debt service costs that could adversely affect our cash flow and the amount available for distribution to our shareholders.  If we increase our debt, we may also increase the risk of default on our debt.

Our mortgage debt exposes us to the risk of loss of property, which could adversely affect our financial condition.

As of December 31, 2018, we had $118.0 million of mortgage debt, net of unamortized premiums and deferred financing costs, encumbering our properties.  A default on any of our mortgage debt may result in foreclosure actions by lenders and ultimately our loss of the mortgaged property.  We have entered into mortgage loans which are secured by multiple properties and contain cross-collateralization and cross-default provisions.  Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan.  Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.  For federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds.

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

There may be future dilution to holders of our common shares.

Our Declaration of Trust authorizes our Board to, among other things, issue additional common or preferred shares, or securities convertible or exchangeable into equity securities, without shareholder approval.  We may issue such additional equity or convertible securities to raise additional capital.  The issuance of any additional common or preferred shares or convertible securities could be dilutive to holders of our common shares.  Moreover, to the extent that we issue restricted shares, options or warrants to purchase our common shares in the future and those options or warrants are exercised or the restricted shares vest, our shareholders will experience further dilution.  Holders of our common shares have no preemptive rights that entitle them to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common shares as to distributions and in liquidation, which could negatively affect the value of our common shares.

There were 354,029 shares of unvested restricted common shares outstanding at December 31, 2018.

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

Our business and operations would suffer in the event of system failures, security breaches, cyber security intrusions, cyber-attacks or other disruptions of our information technology systems.

We rely extensively upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage and support a variety of business processes and activities. Although we employ a number of security measures to prevent, detect and mitigate these risks, including a disaster recovery plan for our internal information technology systems, a dedicated IT team, employee training and background checks and password protection, along with purchasing cyber liability insurance coverage, there can be no assurance that these measures will be effective and our systems, networks and services remain vulnerable to damages from any number of sources, including system failures due to energy blackouts, natural disasters, terrorism, war or telecommunication failures, security breaches, cyber intrusions and cyber security attacks, such as computer viruses, malware or e-mail attachments or any unauthorized access to our data and/or computer systems. In recent years, there has been an increased number of significant cyber security attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. A system failure, security breach, cyber intrusion, cyber-attack or other disruption of our information technology systems may cause interruptions in our operations and other negative consequences, which may include but are not limited to the following, any of which could have a material adverse effect on our cash flow, financial condition and results of operations:

•	Compromising of confidential information;

•	Manipulation and destruction of data;

•	System downtimes and operational disruptions;

•
Remediation cost that may include liability for stolen assets or information, expenses related to repairing system damage, costs associated with damage to business relationships or due to legal requirements imposed;

•	Loss of revenues resulting from unauthorized use of proprietary information;

•	Cost to deploy additional protection strategies, training employees and engaging third party experts and consultants;

•	Reputational damage adversely affecting investor confidence;

•	Damage to tenant relationships;

•	Violation of applicable privacy and other laws;

•	Litigation; and

•	Loss of trade secrets.

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

The Financial Accounting Standards Board, in conjunction with the SEC, has several projects on its agenda, as well as recently issued updates that could impact how we currently account for material transactions, including lease accounting. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact that new standards may have on the presentation of our consolidated financial statements, results of operations and financial ratios required by our debt covenants. Refer to Note 2 Recently Issued Accounting Pronouncements of the notes to the consolidated financial statements for further information related to the impact of the new leasing standard (ASC Topic 842).

U.S. federal tax reform legislation could affect REITs generally, the geographic markets in which we operate, our stock and our results of operations, both positively and negatively in ways that are difficult to anticipate.

Changes to the federal income tax laws are proposed regularly. Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Department of the Treasury, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain such changes could have an adverse impact on our business and financial results. In particular, H.R. 1, which generally took effect for taxable years that began on or after January 1, 2018 (subject to certain exceptions), made many significant changes to the federal income tax laws that profoundly impacted the taxation of individuals, corporations (both regular C corporations as well as corporations that have elected to be taxed as REITs), and the taxation of taxpayers with overseas assets and operations. A number of changes that affect non-corporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued some guidance with respect to certain of the new provisions but there are numerous interpretive issues that still require further guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or further changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. In addition, while certain elements of tax reform legislation do not impact us directly as a REIT, they could impact the geographic markets in which we operate, the tenants that populate our shopping centers and the customers who frequent our properties in ways, both positive and negative, that are difficult to anticipate.
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
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any gain if we sell assets in transactions that are considered to be “prohibited transactions,” which are explained in the risk factor “Even as a REIT, we may be subject to various federal income and excise taxes, as well as state and local taxes”.
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
Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties

As of December 31, 2018, we owned and managed a portfolio of 51 shopping centers with approximately 12.4 million square feet ("SF") of GLA.  Our wholly-owned properties consist of 50 shopping centers comprising approximately 12.3 million square feet.

Property Name	Location City	State	Ownership %	Year Built / Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Atlanta [MSA Rank 9]
Holcomb Center	Alpharetta	GA	100%	1986/1996/2010	106,143	89.6%	$12.81	Aspire Fitness, Studio Movie Grill
Peachtree Hill	Duluth	GA	100%	1986/2015/NA	154,700	99.3%	14.02	Kroger, LA Fitness
Promenade at Pleasant Hill	Duluth	GA	100%	1993/2004/NA	265,398	96.4%	10.26	K1 Speed, LA Fitness, Publix
Baltimore [MSA Rank 21]
Crofton Centre	Crofton	MD	100%	1974/2015/NA	252,230	94.7%	9.70	At Home, Gold's Gym, Shoppers Food Warehouse,
Chicago [MSA Rank 3]
Deer Grove Centre	Palatine	IL	100%	1997/2013/2013	237,644	87.0%	10.42	Aldi, Hobby Lobby, Ross Dress for Less, T.J. Maxx, (Target)
Market Plaza	Glen Ellyn	IL	100%	1965/2015/2009	166,572	94.7%	16.24	Jewel-Osco, Ross Dress for Less
Mount Prospect Plaza	Mount Prospect	IL	100%	1958/2012/2013	227,785	76.8%	14.52	Aldi, LA Fitness, Marshalls, Ross Dress for Less, (Walgreens)
Webster Place	Lincoln Park	IL	100%	1987/2017/NA	134,918	95.0%	25.25	Barnes & Noble, Regal Cinema
Cincinnati [MSA Rank 28]
Bridgewater Falls	Hamilton	OH	100%	2005/2014/NA	503,340	93.3%	14.65	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Five Below, J.C. Penney, Michaels, PetSmart, T.J. Maxx, (Target)
Buttermilk Towne Center	Crescent Springs	KY	100%	2005/2014/NA	290,033	100.0%	10.19	Field & Stream, Home Depot, LA Fitness, Petco, Remke Market
Deerfield Towne Center	Mason	OH	100%	2004/2013/2018	469,583	89.0%	20.69	Ashley Furniture HomeStore, Bed Bath & Beyond, buybuy Baby, Crunch Fitness Dick's Sporting Goods, Five Below, Regal Cinemas, Whole Foods Market
Columbus [MSA Rank 33]
Olentangy Plaza	Columbus	OH	100%	1981/2015/1997	252,739	90.4%	12.27	Aveda Institute Columbus, Eurolife Furniture, Marshalls, Micro Center, Tuesday Morning
The Shops on Lane Avenue	Upper Arlington	OH	100%	1952/2015/2004	183,381	98.2%	23.59	Bed Bath & Beyond, CoHatch(4), Whole Foods Market
Denver [MSA Rank 19]
Front Range Village	Fort Collins	CO	100%	2008/2014/NA	502,103	89.5%	21.30
2nd and Charles, Charming Charlie, Cost Plus World Market, DSW, Microsoft Corporation, Party City, Sprouts Farmers Market, Staples, TruFut Athletic Club, Ulta Beauty, Urban Air Adventure Park(3), (Fort Collins Library), (Lowes), (Target)

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Detroit [MSA Rank 14]
Clinton Pointe	Clinton Township	MI	100%	1992/2003/NA	135,450	97.6%	9.92	Gibralter Rug, OfficeMax, T.J. Maxx, (Target)
Hunter's Square	Farmington Hills	MI	100%	1988/2013/NA	352,772	98.2%	17.04	Bed Bath & Beyond, buybuy Baby, DSW Shoe Warehouse , Old Navy, Marshalls, Saks Fifth Avenue Off 5th, T.J. Maxx
Southfield Plaza	Southfield	MI	100%	1969/1996/2003	190,099	99.1%	9.00	Big Lots, Burlington Coat Factory, Forman Mills
Tel-Twelve	Southfield	MI	100%	1968/1996/2005	523,392	100.0%	11.94	Best Buy, DSW Shoe Warehouse, Lowe's, Meijer, Michaels, Office Depot, PetSmart
The Shops at Old Orchard	West Bloomfield	MI	100%	1972/2013/2011	96,768	98.2%	18.34	Plum Market
Troy Marketplace	Troy	MI	100%	2000/2013/2010	240,608	100.0%	19.94	Airtime, Golf Galaxy, LA Fitness, Nordstrom Rack, PetSmart, (REI)
West Oaks I Shopping Center	Novi	MI	100%	1979/1996/2004	284,973	91.0%	17.28	Gardner White Furniture, Home Goods, Michaels, Nordstrom Rack, Old Navy, Rally House, The Container Store
West Oaks II Shopping Center	Novi	MI	100%	1986/1996/2000	167,954	97.8%	18.22	Jo-Ann, Marshalls, (Art Van), (ABC Warehouse), (Bed Bath & Beyond), (Kohl's), (Value City Furniture)
Winchester Center	Rochester Hills	MI	100%	1980/2013/NA	320,134	100.0%	12.36	Bed Bath & Beyond, Dick's Sporting Goods, Marshalls, Michaels, Party City, PetSmart, Stein Mart
Indianapolis [MSA Rank 34]
Merchants' Square	Carmel	IN	100%	1970/2010/2014	246,630	86.0%	13.53	Flix Brewhouse, Planet Fitness
Jacksonville [MSA Rank 40]
Parkway Shops	Jacksonville	FL	100%	2013/2008/NA	144,114	100.0%	11.61	Dick's Sporting Goods, Hobby Lobby, Marshalls, (Wal-Mart Supercenter)
River City Marketplace	Jacksonville	FL	100%	2005/2005/NA	562,998	84.5%	19.41	Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy, Hollywood Theaters, Michaels, PetSmart, Ross Dress for Less, (Lowe's), (Wal-Mart Supercenter)
Miami [MSA Rank 8]
Coral Creek Shops	Coconut Creek	FL	100%	1992/2002/NA	109,312	96.5%	19.04	Publix
Marketplace of Delray	Delray Beach	FL	100%	1981/2013/2010	241,715	95.4%	15.56	Office Depot, Ross Dress for Less, Winn-Dixie
Mission Bay Plaza	Boca Raton	FL	100%	1989/2013/NA	262,759	98.4%	24.95	Dick's Sporting Goods, Five Below, LA Fitness, OfficeMax, Tuesday Morning, The Fresh Market
Rivertowne Square	Deerfield Beach	FL	100%	1980/1998/2010	146,666	92.6%	10.77	Bealls, Winn-Dixie
The Crossroads	Royal Palm Beach	FL	100%	1988/2002/NA	121,509	99.2%	17.11	Publix
West Broward Shopping Center	Plantation	FL	100%	1965/2005/NA	152,973	91.0%	12.04	Badcock, DD's Discounts, Save-A-Lot
Milwaukee [MSA Rank 39]
Nagawaukee Center	Delafield	WI	100%	1994/2012-13/NA	220,083	100.0%	14.94	HomeGoods, Kohl's, Marshalls, Sierra Trading Post, (Sentry Foods)
The Shoppes at Fox River	Waukesha	WI	100%	2009/2010/2011	331,541	97.4%	15.31	Hobby Lobby, Old Navy, Pick n' Save, Ross Dress for Less, T.J. Maxx, Tuesday Morning(4), (Target)
West Allis Towne Centre	West Allis	WI	100%	1987/1996/2011	326,223	83.2%	10.79	Burlington Coat Factory, Five Below, Hobby Lobby(3), Ross Dress for Less, Xperience Fitness

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Minneapolis [MSA Rank 16]
Centennial Shops	Edina	MN	100%	2008/2016/NA	85,206	100.0%	38.80	Pinstripes, The Container Store, West Elm
Woodbury Lakes	Woodbury	MN	100%	2005/2014/NA	360,028	91.3%	21.15	Alamo Drafthouse Cinema, Athleta, DSW, H&M, Michaels, (Trader Joe's)
Nashville [MSA Rank 36]
Providence Marketplace	Mt. Juliet	TN	100%	2006/2017/NA	634,088	98.2%	13.09	Belk, Best Buy, Books A Million, Dick's Sporting Goods, J C Penney, JoAnn Fabrics, Old Navy, PetSmart, Regal Cinema, Ross Dress for Less, Staples, T.J. Maxx/HomeGoods, (Kroger), (Target)
St. Louis [MSA Rank 20]
Central Plaza	Ballwin	MO	100%	1970/2012/2012	163,625	93.7%	12.62	buybuy Baby, Jo-Ann, Old Navy, Ross Dress for Less
Deer Creek Shopping Center	Maplewood	MO	100%	1975/2013/2013	208,122	95.0%	10.76	buybuy Baby, GFS, State of Missouri, Marshalls, Ross Dress for Less
Heritage Place	Creve Coeur	MO	100%	1989/2011/2005	269,127	98.9%	14.69	Dierbergs Markets, Marshalls, Office Depot, T.J. Maxx
Town & Country Crossing	Town & Country	MO	100%	2008/2011/2011	186,590	99.0%	24.17	HomeGoods, Starbucks, Stein Mart, Whole Foods Market, (Target)
Tampa [MSA Rank 18]
Cypress Point	Clearwater	FL	100%	1983/2013/NA	167,197	97.7%	13.14	Burlington Coat Factory, The Fresh Market
Lakeland Park Center	Lakeland	FL	100%	2014/NA/NA	210,422	98.1%	13.67	Dick's Sporting Goods, Floor & Décor, Ross Dress for Less, (Target)
Shoppes of Lakeland	Lakeland	FL	100%	1985/1996/NA	183,702	100.0%	13.28	Ashley Furniture HomeStore, Michaels, Staples, T.J. Maxx, (Target)
Village Lakes Shopping Center	Land O' Lakes	FL	100%	1987/1997/NA	166,485	98.7%	9.73	Bealls Outlet, Marshalls, Ross Dress for Less
Properties Not in Top 40 MSA's
East Town Plaza	Madison	WI	100%	1992/2000/2000	216,732	83.1%	11.73	Burlington Coat Factory, Jo-Ann, Marshalls, Ross Dress for Less, (Shopko)
Spring Meadows Place	Holland	OH	100%	1987/1996/2005	314,514	95.4%	11.20	Ashley Furniture HomeStore, Big Lots, DSW, Guitar Center, HomeGoods, Michaels, OfficeMax, PetSmart, T.J. Maxx, (Best Buy), (Dick's Sporting Goods), (Sam's Club), (Target), (Wal-Mart)
Treasure Coast Commons	Jensen Beach	FL	100%	1996/2013/NA	91,656	100.0%	12.75	Barnes & Noble, Beall's Outlet Store, Dick's Sporting Goods
Vista Plaza	Jensen Beach	FL	100%	1998/2013/NA	109,761	100.0%	14.18	Bed Bath & Beyond, Michaels, Total Wine & More
CONSOLIDATED SHOPPING CENTERS TOTAL/AVERAGE					12,292,497	94.3%	$15.28

JOINT VENTURE PORTFOLIO
Nora Plaza	Marion	IN	7%	1958/2007/2002	139,743	97.1%	$14.58	Marshalls, Whole Foods Market, (Target)

CONSOLIDATED AND JV PORTFOLIO TOTAL / AVERAGE					12,432,240	94.3%	$15.27

(1)
Average base rent per leased SF is calculated based on annual minimum contractual base rent pursuant to the tenant lease, excluding percentage rent and recovery income from tenants, and is net of tenant concessions. Percentage rent and recovery income from tenants is presented separately in our consolidated statements of operations and comprehensive income (loss) statement.

(2)	Anchor tenant is defined as any tenant leasing 10,000 square feet or more. Tenants in parenthesis represent non-company owned GLA.

(3)	Space delivered to tenant.

(4)	Space leased to tenant, not yet delivered.

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

Major Tenants

The following table sets forth as of December 31, 2018 the breakdown of GLA between anchor and retail tenants, of our 50 existing properties for our wholly owned properties portfolio:

Type of Tenant	Annualized Base Rent	% of Total Annualized Base Rent	GLA	% of Total GLA
Anchor (1)	$98,966,172	57.5%	8,649,662	70.4%
Retail (non-anchor)	73,232,133	42.5%	3,642,835	29.6%
Total	$172,198,305	100.0%	12,292,497	100.0%

(1) Anchor tenant is defined as any tenant leasing 10,000 square feet or more.

The following table depicts, as of December 31, 2018, information regarding leases with the 25 largest retail tenants (in terms of annualized base rent) for our wholly owned properties portfolio:

Tenant Name	Credit Rating S&P/Moody's (1)	Number of Leases	GLA	% of Total Company Owned GLA	Total Annualized Base Rent	Annualized Base Rent PSF	% of Annualized Base Rent
TJX Companies (2)	A+/A2	25	780,111	6.3%	$8,193,758	$10.50	4.8%
Dick's Sporting Goods (3)	--/--	10	474,259	3.9%	5,810,460	12.25	3.4%
Regal Cinemas	--/Ba1	4	219,160	1.8%	4,898,068	22.35	2.8%
Bed Bath & Beyond (4)	BB+/Baa3	14	418,062	3.4%	4,830,594	11.55	2.8%
LA Fitness	B+/B2	6	252,000	2.0%	4,701,626	18.66	2.7%
Ross Stores (5)	A-/A3	14	353,909	2.9%	3,205,117	9.06	1.9%
PetSmart	CCC/Caa1	8	178,250	1.4%	2,829,180	15.87	1.6%
Michaels Stores	BB-/Ba2	9	217,456	1.8%	2,761,113	12.70	1.6%
ULTA Salon	--/--	10	103,719	0.8%	2,554,155	24.63	1.5%
Gap, Inc. (6)	BB+/Baa2	11	147,445	1.2%	2,463,877	16.71	1.4%
Whole Foods	A+/A3	3	118,879	1.0%	2,457,592	20.67	1.4%
Ascena Retail (7)	B/Ba3	24	126,425	1.0%	2,449,246	19.37	1.4%
DSW Designer Shoe Warehouse	--/--	7	135,680	1.1%	2,414,627	17.80	1.4%
Burlington Coat Factory	BB+/Ba1	4	260,115	2.1%	2,337,021	8.98	1.4%
Office Depot (8)	B/Ba3	7	166,011	1.4%	2,258,632	13.61	1.3%
Best Buy	BBB/Baa1	4	134,129	1.1%	2,089,147	15.58	1.2%
Dollar Tree	BBB-/Baa3	19	195,988	1.6%	1,959,717	10.00	1.1%
Jo-Ann Fabric and Craft Stores	B/B2	5	154,949	1.3%	1,951,280	12.59	1.1%
Meijer	--/--	1	189,635	1.5%	1,530,650	8.07	0.9%
Ashley Furniture HomeStore	--/--	4	147,778	1.2%	1,463,243	9.90	0.9%
Party City Corporation	B+/--	7	90,261	0.7%	1,436,396	15.91	0.8%
Five Below	--/--	9	82,904	0.7%	1,429,611	17.24	0.8%
Barnes & Noble	--/--	2	54,947	0.5%	1,352,321	24.61	0.8%
Pinstripes	--/--	1	32,414	0.3%	1,301,098	40.14	0.8%
Hobby Lobby	--/--	3	165,000	1.3%	1,278,750	7.75	0.8%
Total top 25 tenants		211	5,199,486	42.3%	$69,957,279	$13.45	40.6%

(1)	Source: Latest Company filings, as of December 31, 2018, per CreditRiskMonitor.
(2)	Marshalls (11) / TJ Maxx (9) / HomeGoods (4) / Sierra Trading Post (1)
(3)	Dick's Sporting Goods (8) / Field & Stream (1) / Golf Galaxy (1)
(4)	Bed Bath & Beyond (7) / Buy Buy Baby (5) / Cost Plus World Market (2)
(5)	Ross Dress for Less (13) / DD's Discounts (1)
(6)	Old Navy (7) / Gap (2) / Banana Republic (1) / Athleta (1)
(7)	Ann Taylor (3) / Catherine's (3) / Dress Barn (3) / Justice (5) / Lane Bryant (6) / Maurice's (4)
(8)	OfficeMax (4) / Office Depot (3)

Lease Expirations

The following tables set forth a schedule of lease expirations for our wholly owned portfolio, for the next ten years and thereafter, assuming that no renewal options are exercised:

ALL TENANTS

Expiring Leases As of December 31, 2018
Year	Number of Leases	GLA	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
2019	120	613,137	$17.77	$10,897,746	6.3%
2020	157	1,166,122	14.55	16,961,891	9.9%
2021	219	1,599,496	15.95	25,509,895	14.9%
2022	172	1,106,753	17.13	18,964,062	11.0%
2023	191	1,728,392	15.19	26,261,314	15.3%
2024	81	943,955	12.82	12,100,216	7.0%
2025	50	614,605	15.80	9,707,768	5.6%
2026	55	954,272	13.00	12,407,253	7.2%
2027	61	581,879	17.01	9,899,424	5.7%
2028	83	840,268	16.62	13,966,083	8.1%
2029+	53	1,023,917	13.35	13,673,463	7.9%
Tenants month to month	27	100,083	18.48	1,849,190	1.1%
Sub-Total	1,269	11,272,879	$15.28	$172,198,305	100.0%
Leased (2)	50	318,269	N/A	N/A	N/A
Vacant	163	701,349	N/A	N/A	N/A
Total	1,482	12,292,497	N/A	$172,198,305	100.0%

 ANCHOR TENANTS (greater than or equal to 10,000 square feet)

Expiring Anchor Leases As of December 31, 2018
Year	Number of Leases	GLA	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
2019	12	284,343	$12.90	$3,667,890	3.7%
2020	26	765,062	11.00	8,418,134	8.5%
2021	47	1,131,786	12.98	14,688,803	14.9%
2022	31	702,058	13.15	9,231,490	9.3%
2023	37	1,256,703	11.59	14,561,205	14.7%
2024	28	744,169	10.58	7,873,705	8.0%
2025	17	466,734	13.38	6,243,341	6.3%
2026	18	818,166	10.78	8,818,280	8.9%
2027	18	420,153	13.88	5,833,037	5.9%
2028	18	633,651	13.02	8,248,232	8.3%
2029+	24	924,591	11.64	10,759,974	10.9%
Tenants month to month	2	38,610	16.11	622,081	0.6%
Sub-Total	278	8,186,026	$12.09	$98,966,172	100.0%
Leased (2)	6	169,480	N/A	N/A	N/A
Vacant	14	294,156	N/A	N/A	N/A
Total	298	8,649,662	N/A	$98,966,172	100.0%

(1) Annualized Base Rent is based upon rents currently in place.
(2) Includes signed leases where the space has not yet been delivered.

NON-ANCHOR TENANTS (less than 10,000 square feet)

Expiring Non-Anchor Leases As of December 31, 2018
Year	Number of Leases	GLA	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
2019	108	328,794	$21.99	$7,229,856	9.9%
2020	131	401,060	21.30	8,543,757	11.6%
2021	172	467,710	23.14	10,821,092	14.8%
2022	141	404,695	24.05	9,732,572	13.3%
2023	154	471,689	24.80	11,700,109	16.0%
2024	53	199,786	21.16	4,226,511	5.8%
2025	33	147,871	23.43	3,464,427	4.7%
2026	37	136,106	26.37	3,588,973	4.9%
2027	43	161,726	25.14	4,066,387	5.5%
2028	65	206,617	27.67	5,717,851	7.8%
2029+	29	99,326	29.33	2,913,489	4.0%
Tenants month to month	25	61,473	19.96	1,227,109	1.7%
Sub-Total	991	3,086,853	$23.72	$73,232,133	100.0%
Leased (2)	44	148,789	N/A	N/A	N/A
Vacant	149	407,193	N/A	N/A	N/A
Total	1,184	3,642,835	N/A	$73,232,133	100.0%

(1) Annualized Base Rent is based upon rents currently in place.
(2) Includes signed leases where the space has not yet been delivered.

Land Available for Development

At December 31, 2018, our three largest development sites, Hartland Towne Square, Lakeland Park Center and Parkway Shops, had environmental phase one assessments completed. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

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

The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value, when the fair value is determined to be less than the asset's carrying value. During 2018, we recorded a $0.2 million impairment charge on a land parcel that was ultimately sold.  We also recorded impairment provisions of $1.0 million in both 2017 and 2016 related to developable land that we decided to market for sale. Refer to Note 1 Organization and Summary of Significant Accounting Policies - Accounting for the Impairment of Long-Lived Assets of the notes to the consolidated financial statements for further information related to impairment provisions.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “RPT”.  On February 15, 2019, the closing price of our common shares on the NYSE was $13.36.

Shareholder Return Performance Graph

The following line graph sets forth the cumulative total return on a $100 investment (assuming the reinvestment of dividends) in each of our common shares, the NAREIT Equity Index and the S&P 500 Index for the period December 31, 2013 through December 31, 2018.  The stock price performance shown is not necessarily indicative of future price performance.

(1) On October 31, 2018, the Company announced it re-branded to RPT Realty.

Holders

The number of holders of record of our common shares was 1,087 at February 15, 2019.  A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other financial institutions.

Dividends

Under the Code, a REIT must meet requirements, including a requirement that it distribute to its shareholders at least 90% of its REIT taxable income annually, excluding net capital gain.  Distributions paid by us are at the discretion of our Board and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, the annual distribution requirements under REIT provisions of the Code, and such other factors as the Board deems relevant. We do not believe that the preferential rights available to the holders of our preferred shares or the financial covenants contained in our debt agreements had or will have an adverse effect on our ability to pay dividends in the normal course of business to our common shareholders or to distribute amounts necessary to maintain our qualification as a REIT. See "Dividends and Equity" under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report.

For information on our equity compensation plans as of December 31, 2018, refer to Item 12 of Part III of this report and Note 15 of the notes to the consolidated financial statements for further information regarding our share-based compensation and other benefit plans.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share)
OPERATING DATA:
Total revenue	$260,622	$265,082	$260,930	$251,790	$218,363
Operating income	52,260	63,399	70,908	65,497	23,330
Income (loss) from continuing operations	18,036	70,719	61,112	66,895	(2,412)
Gain on sale of depreciable real estate	3,699	51,977	34,108	13,529	10,022
Gain on sale of land	295	787	1,673	4,041	835
Net income (loss)	18,036	70,719	61,112	66,895	(2,412)
Net (income) loss attributable to noncontrolling partner interest	(417)	(1,659)	(1,448)	(1,786)	48
Preferred share dividends	(6,701)	(6,701)	(6,701)	(6,838)	(7,250)
Net income (loss) available to common shareholders	10,918	62,359	52,963	57,771	(9,614)
Earnings (loss) per common share:
Basic	$0.13	$0.78	$0.66	$0.73	$(0.14)
Diluted	0.13	0.78	0.66	0.73	(0.14)
Weighted average shares outstanding:
Basic	79,592	79,344	79,236	78,848	72,118
Diluted	80,088	79,530	79,435	79,035	72,118

Cash dividends declared per RPT preferred share	$3.625	$3.625	$3.625	$3.625	$3.625
Cash dividends declared per RPT common share	$0.880	$0.880	$0.860	$0.820	$0.775
Cash distributions to RPT preferred shareholders	$6,701	$6,701	$6,701	$6,977	$7,250
Cash distributions to RPT common shareholders	$70,458	$70,225	$67,710	$63,972	$54,149

BALANCE SHEET DATA (at December 31):
Investment in real estate (before accumulated depreciation)	$2,025,773	$2,130,779	$2,132,670	$2,184,481	$1,934,032
Total assets	1,928,440	2,030,394	2,061,498	2,136,082	1,951,743
Total notes payable, net	963,149	999,215	1,021,223	1,083,711	917,658
Total liabilities	1,096,897	1,145,225	1,172,900	1,234,709	1,058,428
Total RPT shareholders' equity	811,962	864,322	867,701	879,391	867,525
Noncontrolling interest	19,581	20,847	20,897	21,982	25,790
Total shareholders' equity	831,543	885,169	888,598	904,466	896,408

OTHER DATA:
Funds from operations ("FFO") available to common shareholders(1)	$109,417	$118,563	$118,683	$119,556	$77,574
Net cash provided by operating activities	106,322	117,925	116,601	105,630	110,592
Net cash provided by (used in) investing activities	42,262	(16,675)	11,250	(154,333)	(315,723)
Net cash (used in) provided by financing activities	(116,753)	(103,085)	(128,477)	46,012	208,671

(1) FFO is a non-GAAP financial measure that we believe provides useful information to investors. Under the NAREIT definition, FFO represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property and impairment provisions on depreciable real estate or on investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, plus depreciation and amortization, (excluding amortization of financing costs). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis   See “Funds From Operations” in Item 7 for a discussion of FFO and a reconciliation of FFO to net income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report.

Overview

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. As of December 31, 2018, our property portfolio consisted of 51 shopping centers (including one shopping center owned through a joint venture) representing 12.4 million square feet of gross leasable area.  As of December 31, 2018, the Company's aggregate portfolio was 94.3% leased.

In 2018, the new executive management team completed several key foundational objectives which included the streamlining of the organizational platform, resetting the company culture, conducting a strategic asset review that resulted in the decision to sell approximately $200 million of non-core assets, cultivating a redevelopment pipeline and changing the name of the Company to RPT Realty. The asset sale proceeds are expected to be re-allocated into the Company’s balance sheet to lower leverage, as well as fund its near-term accretive internal growth initiatives, including the reconfiguration of anchor boxes and the lease up of small shop occupancy.

Our goal is to be a dominant shopping center owner, with a focus on the following:

•	Own and manage high quality open-air shopping centers predominantly concentrated in the top U.S. metro areas;

•	Maintain value creation redevelopment and expansion pipeline;

•	Maximize balance sheet liquidity and flexibility; and

•	Retain motivated, talented and high performing employees.

Key methods to achieve our strategy:

•	Deliver above average relative shareholder return and generate outsized consistent and sustainable same property NOI and Operating FFO per share growth;

•	Pursue selective redevelopment projects with significant pre-leasing for which we expect to achieve attractive returns on investment;

•	Sell assets that no longer meet our long-term strategy and redeploy the proceeds to lease, redevelop and acquire assets in our core markets;

•	Achieve lower leverage while maintaining low variable interest rate risk; and

•	Retain access to diverse sources of capital, maintain liquidity through borrowing capacity under our unsecured line of credit and minimize the amount of debt maturities in a single year.
The following highlights the Company's significant transactions, events and results that occurred during the year ended December 31, 2018:

Financial Results:

•
Net income available to common shareholders was $10.9 million, or $0.13 per diluted share, for the year ended December 31, 2018, as compared to $62.4 million, or $0.78 per diluted share, for the same period in 2017.

•
Funds from operations ("FFO") was $109.4 million, or $1.23 per diluted share, for the year ended December 31, 2018, as compared to $118.6 million, or $1.34 per diluted share, for the same period in 2017 (see additional disclosure on FFO beginning on page 36).

•
Operating funds from operations ("Operating FFO") was $120.1 million, or $1.35 per diluted share, for the year ended December 31, 2018, as compared to $119.6 million, or $1.36 per diluted share, for the same period in 2017 (see additional disclosure on FFO beginning on page 36).

•
Same property net operating income with redevelopment increased 2.9% for the year ended December 31, 2018, as compared to the same period in 2017 (see additional disclosure on FFO beginning on page 38).

•	Executed 288 new leases and renewals, totaling approximately 1.6 million square feet.

•	As of December 31, 2018, the consolidated portfolio leased rate was 94.3%, as compared to 93.3% at December 31, 2017.

Acquisition Activity (See Note 4 of the Notes to Consolidated Financial Statements included in this Form 10-K):

•	Acquired leasehold interest in one operating property for a purchase price of $6.4 million.

Disposition Activity (See Note 4 of the Notes to Consolidated Financial Statements included in this Form 10-K):

•
Disposed of six operating properties and three land parcels for aggregate gross proceeds of $125.1 million. These transactions resulted in (i) an aggregate gain on real estate of $4.0 million and (ii) an aggregate impairment charge of $5.9 million.

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

Acquisitions

Acquisitions of properties are accounted for utilizing the acquisition method (which requires all assets acquired and liabilities assumed be measured at acquisition date fair value) and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements policy, which are used to allocate the purchase price of acquired property among land, buildings on an “as if vacant” basis, tenant improvements, identifiable intangibles and any gain on purchase.  Identifiable intangible assets and liabilities include the effect of above-and below-market leases, the value of having leases in place (“as-is” versus “as if vacant” and absorption costs), other intangible assets such as assumed tax increment revenue bonds and out-of-market assumed mortgages.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 40 years for buildings, and over the remaining terms of any intangible asset contracts and the respective tenant leases, which may include bargain renewal options. The impact of these estimates, including estimates in connection with acquisition values and estimated useful lives, could result in significant differences related to the purchased assets, liabilities and subsequent depreciation or amortization expense. For more information, refer to Note 1, Organization and Summary of Significant Accounting Policies - Real Estate of the notes to the consolidated financial statements.

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

We recognize an impairment of an investment in real estate when the estimated undiscounted cash flow are less than the net carrying value of the property.  If it is determined that an investment in real estate is impaired, then the carrying value is reduced to the estimated fair value as determined by cash flow models and discount rates or comparable sales in accordance with our fair value measurement policy. Refer to Note 1 Organization and Summary of Significant Accounting Policies - Accounting for the Impairment of Long-Lived Assets for further information regarding impairment provisions.

Results of Operations

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items that have significantly changed during the year ended December 31, 2018 as compared to 2017:

	Year Ended December 31,
	2018	2017	Dollar Change	Percent Change
	(In thousands)
Total revenue	$260,622	$265,082	$(4,460)	(1.7)%
Real estate taxes	42,306	42,683	(377)	(0.9)%
Recoverable operating expenses	26,177	27,653	(1,476)	(5.3)%
Non-recoverable operating expense	4,808	4,664	144	3.1%
Depreciation and amortization	87,327	91,335	(4,008)	(4.4)%
Acquisition costs	233	—	233	NM
General and administrative expense	33,861	25,944	7,917	30.5%
Provision for impairment	13,650	9,404	4,246	45.2%
Gain on sale of real estate	3,994	52,764	(48,770)	(92.4)%
Earnings from unconsolidated joint ventures	589	273	316	115.8%
Interest expense	43,439	44,866	(1,427)	(3.2)%
Other gain on unconsolidated joint ventures	5,208	—	5,208	NM

NM - Not meaningful
Total revenue in 2018 decreased $4.5 million, or (1.7)%, from 2017.  The decrease is primarily due to the following:

•	$20.1 million decrease related to properties sold in 2018 and 2017; offset by

•	$7.7 million increase related to our existing centers largely attributable to changes in estimates associated with recoveries of common area maintenance and real estate taxes, and higher minimum rent;

•	$5.2 million increase from acceleration of a below market lease attributable to a specific tenant who vacated prior to the original estimated lease termination date; and

•	$2.7 million increase related to properties acquired in 2017 and a leasehold interest acquired in 2018.

Real estate tax expense in 2018 decreased $0.4 million, or (0.9)%, from 2017 primarily due to properties sold during 2018 and 2017, partially offset by properties acquired in 2017 and higher net expense; specifically at two properties as a result of a change in estimates.

Recoverable operating expense in 2018 decreased $1.5 million, or (5.3)%, from 2017 primarily due to properties sold during 2018 and 2017, partially offset by additional expense from properties acquired in 2017.

Non-recoverable operating expense in 2018 remained flat from 2017.

Depreciation and amortization expense in 2018 decreased $4.0 million, or (4.4)%, from 2017.  The decrease is primarily a result of properties sold during 2018 and 2017, partially offset by higher asset write offs in 2018 for tenant lease terminations prior to their original estimated term, and higher depreciation expense from acquisitions completed in 2017.

During 2018 we recorded acquisition costs of $0.2 million related to legal and professional fees associated with a potential shopping center acquisition that was abandoned during the year.

General and administrative expense in 2018 increased $7.9 million, or 30.5%, from 2017. The increase was primarily due to the following:

•
$9.7 million of executive management reorganization expenses, which included severance costs associated with former executives as well as executive recruiting fees, sign on bonuses and relocation fees associated with the new executive team;

•	$0.8 million of severance costs resulting from the reduction-in-force associated with the reorganization of the Company's operating structure; offset by

•	$0.8 million decrease in service-based and performance-based stock compensation expense; and

•	$0.5 million decrease in other severance costs.

During 2018 we recorded an impairment provision totaling $13.7 million, of which $13.4 million was on shopping centers classified as income producing and $0.2 million on land held for development. The adjustments related to shopping centers were triggered by changes in associated market prices and expected hold period assumptions, as well as a purchase price reduction at one property. The provision related to land held for development was triggered by changes in the expected use of the land and higher costs. During 2017 we recorded an impairment provision totaling $9.4 million, of which $8.4 million was on shopping centers classified as income producing and $1.0 million on land held for development. The adjustments were triggered by changes in associated sales price assumptions, a purchase price reduction at one property and changes in the expected use of land. Refer to Note 1 Organization and Summary of Significant Accounting Policies - Accounting for the Impairment of Long-Lived Assets of the notes to the consolidated financial statements for further information related to impairment provisions.

Gain on sale of real estate was $4.0 million in 2018. In the comparable period in 2017 we had a gain of $52.8 million. Refer to Note 4 of the notes to the consolidated financial statements for further detail on dispositions.

Earnings from unconsolidated joint ventures in 2018 increased $0.3 million from 2017.  The increase was primarily due to our portion of the gain on sale of the Martin Square property which was disposed of by our joint venture during the year compared to no disposals by our unconsolidated joint ventures in the comparable period.

Interest expense decreased in 2018 by $1.4 million, or (3.2)% from 2017. The decrease is primarily a result of an 8% decrease in our average outstanding debt, offset partially by a 45 basis point increase in our weighted average interest rate. The decline in our average outstanding debt is primarily a result of using proceeds from asset sales in the second half of 2017 to paydown our revolving credit line.

Other gain on unconsolidated joint ventures increased $5.2 million primarily due to the sale of the Martin Square property by our joint venture during the year. The gain represents the difference between our share of the distributed proceeds and the carrying value of our equity investment in the joint venture.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed during the year ended December 31, 2017 as compared to 2016:

	Year Ended December 31,
	2017	2016	Dollar Change	Percent Change
	(In thousands)
Total revenue	$265,082	$260,930	$4,152	1.6%
Real estate taxes	42,683	41,739	944	2.3%
Recoverable operating expenses	27,653	29,581	(1,928)	(6.5)%
Non-recoverable operating expenses	4,664	3,575	1,089	30.5%
Depreciation and amortization	91,335	91,793	(458)	(0.5)%
General and administrative expense	25,944	22,041	3,903	17.7%
Provision for impairment	9,404	977	8,427	862.5%
Gain on sale of real estate	52,764	35,781	16,983	47.5%
Earnings from unconsolidated joint ventures	273	454	(181)	(39.9)%
Interest expense	44,866	44,514	352	0.8%
Other gain on unconsolidated joint ventures	—	215	(215)	NM
Loss on extinguishment of debt	—	(1,256)	1,256	NM

NM - Not meaningful
Total revenue in 2017 increased $4.2 million, or 1.6%, from 2016.  The increase is primarily due to the following:

•	$17.3 million increase related to acquisitions completed in 2017 and 2016;

•	$3.1 million increase at existing centers; offset by

•	$14.8 million decrease related to properties sold in 2017 and 2016;

•	$1.1 million decrease related to disposal of our office building; and a

•	$0.1 million decrease in management and other fee income.

The $3.1 million increase at existing centers was primarily the result of higher minimum rent. Recovery income from tenants decreased $1.4 million, or 2.2%, primarily due to lower net recoverable operating expenses and real estate taxes of $1.0 million.

Real estate tax expense in 2017 increased $0.9 million, or 2.3%, from 2016 primarily due to incremental tax increases within existing properties of $0.6 million, as well as net tax increases from acquisition and disposition activity of $0.3 million.

Recoverable operating expense in 2017 decreased $1.9 million, or (6.5)%, from 2016 primarily due to a decrease at existing centers of $1.3 million, as a result of lower spending, as well as a net decrease in operating expenses from acquisition and disposition activity of $0.6 million.

Non-recoverable operating expense in 2017 increased $1.1 million. or 30.5%, from 2016 primarily due to ground rent expense at a property acquired in the fourth quarter of 2016.

Depreciation and amortization expense in 2017 decreased $0.5 million, or (0.5)%, from 2016.  The net decrease was primarily attributable to tenant bankruptcy and vacancy write-offs in 2017 resulting in partial year expense recognition, lease origination costs reaching full amortization and a reduction in expense from property dispositions. The net decrease was partially offset by depreciations and amortization on new building and improvement assets and lease origination costs from the 2017 and 2016 acquisitions.

General and administrative expense in 2017 increased $3.9 million, or 17.7%, from 2016.  The increase was primarily due to increased costs associated with professional fees, the change in performance-based executive compensation recognized in the respective periods and an increase in wages.

During 2017 we recorded an impairment provision totaling $9.4 million, of which $8.4 million was on shopping centers classified as income producing and $1.0 million on land held for development or sale. The adjustments were triggered by changes in associated sales price assumptions, a purchase price reduction at one property and changes in the expected use of the land. Impairment provisions of $1.0 million recorded in 2016 related to developable land held for sale triggered by unforeseen increases in development costs and changes in associated sales price assumptions. Refer to Note 1 Organization and Summary of Significant Accounting Policies - Accounting for the Impairment of Long-Lived Assets of the notes to the consolidated financial statements for further information related to impairment provisions.

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

Interest expense increased in 2017 by $0.4 million, or 0.8%, from 2016 primarily due to a 7% increase in our average outstanding debt and lower debt premium amortization, offset partially by a 30 basis point decline in our weighted average interest rate.

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

We believe our current capital structure provides us with the financial flexibility to fund our current capital needs. We intend to continue to enhance our financial and operational flexibility by extending the duration of our debt, appropriately laddering our debt maturities and further expanding our unencumbered asset base. In addition, we believe we have access to multiple forms of capital which includes unsecured corporate debt, preferred equity and common equity including our at-the-market equity program we have in place.

At December 31, 2018 and 2017, we had $44.7 million and $12.9 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash of $3.7 million and $4.8 million as of December 31, 2018 and 2017, respectively, was comprised primarily of funds held in escrow by lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of December 31, 2018 we had no debt maturing in 2019. As of December 31, 2018 we had $349.8 million available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants.

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties and the development of land. We continually search for investment opportunities that may require additional capital and/or liquidity, which will afford us the opportunity to significantly increase our return on total investment. We will continue to pursue the strategy of selling mature properties and non-core assets that no longer meet our investment criteria. Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales. We anticipate using net proceeds from the sale of properties to reduce outstanding debt and support current and future growth initiatives. To the extent that asset sales are not sufficient to meet our long-term liquidity needs, we expect to meet such needs by incurring debt or issuing equity.

The following is a summary of our cash flow activities:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash provided by operating activities	$106,322	$117,925	$116,601
Cash provided by (used in) investing activities	42,262	(16,675)	11,250
Cash used in financing activities	(116,753)	(103,085)	(128,477)

Operating Activities

Net cash flow provided by operating activities decreased $11.6 million in 2018 compared to 2017 primarily due to the following:

•	Decrease of $13.4 million as a result of shopping centers sold in 2017; and

•	a $4.4 million decrease related to executive management reorganization costs; partially offset by

•	higher operating cash of $4.1 million from shopping centers owned and operated throughout all of 2017 and 2018.

Investing Activities

Net cash provided by investing activities was $42.3 million in 2018 compared to net cash used in investing activities of $(16.7) million in 2017. The $58.9 million change in net cash provided by (used in) investing activities was primarily due to:

•	Acquisitions of real estate decreased $163.5 million; offset by

•	net proceeds from the sale of real estate, including distributions on joint venture sales, decreased $93.7 million; and

•	development and capital improvements to real estate increased $13.9 million.

In 2018 we acquired the leasehold interest in a ground lease at our existing West Oaks shopping center for approximately $6.4 million. In 2017 we acquired two properties at a combined gross purchase price of $168.3 million and three outparcel acquisitions with a combined gross purchase price of $1.6 million.

At December 31, 2018, we had four properties under redevelopment or expansion that have an estimated cost of $8.5 million, of which $5.1 million remains to be invested. Completion for these projects is expected over the next twelve months.

In 2018 we sold six properties and three outparcels with aggregate net proceeds of $116.5 million. During 2017 we closed eleven property dispositions, a Walgreen’s Data Center and five outparcel sales with aggregate net proceeds of $216.5 million. Refer to Note 4 Property Acquisitions and Dispositions of the notes to the consolidated financial statements for additional information related to dispositions.

Our development and capital improvements spend in 2018 and 2017 included $9.7 million and $6.1 million, respectively, for the retenanting of anchor tenants forced to close as a result of bankruptcy proceedings.

Financing Activities

Net cash used in financing activities increased $13.7 million compared to 2017 primarily because net borrowings on our mortgages and notes payable decreased $41.0 million, offset partially by lower net paydowns on our revolving credit facility of $26.0 million.

As of December 31, 2018, $349.8 million was available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants. In addition, as of December 31, 2018, we had $44.7 million in cash and cash equivalents and restricted cash. It is anticipated that additional funds borrowed under our credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the credit facilities and other debt, refer to Note 8 of notes to the consolidated financial statements.

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

We paid cash dividends of $0.88 per common share to shareholders in 2018.  Cash dividends for 2017 and 2016 were $0.88 and $0.86 per common share, respectively. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gain, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.  Distributions paid by us are generally expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources can be used.  Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings.  During 2018, the sum of our principal and interest payments, operating expenses, shareholder distributions and recurring capital expenditures exceeded our cash flow, in order to fund our distributions from operations by $18.0 million, and we used other sources of liquidity, including a portion of the proceeds from asset sales. The $18.0 million shortfall was primarily a result of the $11.6 million year-over-year decrease in net cash provided by operating activities due to asset sales and $9.7 million for the retenanting of anchor tenants forced to close as a result of bankruptcy proceedings.

Additionally, we paid cash dividends of $3.625 per share of our 7.25% Series D Cumulative Convertible Perpetual Preferred Shares to preferred shareholders in 2018.

We have an equity distribution agreement pursuant to which we may sell up to 8.0 million common shares from time to time, in our sole discretion in an at-the-market equity program. For the year ended December 31, 2018, we did not issue any common shares through the arrangement. The sale of such shares issuable pursuant to the distribution agreement is registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925).

Debt

At December 31, 2018, we had no outstanding borrowings on our revolving credit facility, $115.1 million of fixed rate mortgage loans encumbering certain properties, $210.0 million of unsecured term loan facilities, $610.0 million in senior unsecured notes and $28.1 million of junior subordinated notes.

In September 2017, the Company closed on its amended and restated $350.0 million unsecured revolving credit facility.  The credit facility matures September 2021 and can be extended one year to 2022 through two six-month options.  Borrowings on the credit facility are priced on a leverage grid ranging from LIBOR plus 130 basis points to LIBOR plus 195 basis points. At December 31, 2018, borrowings were priced at LIBOR plus 130 basis points.  Additionally, the facility allows for increased borrowing capacity up to $650.0 million through an accordion feature.

Our $115.1 million of fixed rate mortgages have interest rates ranging from 3.76% to 6.50% and are due at various maturity dates from April 2020 through June 2026. The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $181.4 million as of December 31, 2018.

Our $820.0 million of senior unsecured notes and unsecured term loans have interest rates ranging from 2.84% to 4.74% and are due at various maturity dates from May 2020 through December 2029.

Our junior subordinated notes have a variable rate of LIBOR plus 3.30%, for an effective rate of 5.82% at December 31, 2018.  The maturity date is January 2038.

In addition, we had interest rate swap derivative instruments in effect for an aggregate notional amount of $210.0 million converting a portion of our floating rate corporate debt to fixed rate debt. After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at December 31, 2018, we had $28.1 million of variable rate debt outstanding.

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

As of December 31, 2018, our investments in unconsolidated joint ventures were approximately $1.6 million representing our ownership interest in three joint ventures. We accounted for these entities under the equity method. Refer to Note 6 of the notes to the consolidated financial statements for further information regarding our equity investments in unconsolidated joint ventures.

We are engaged by certain our joint ventures to provide asset management, property management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received.

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $10.3 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

Contractual Obligations

The following are our contractual cash obligations as of December 31, 2018:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$12,409	$2,611	$6,508	$1,708	$1,582
Payments due at maturity	950,850	—	287,666	253,559	409,625
Total mortgages and notes payable (1)	963,259	2,611	294,174	255,267	411,207
Interest expense (2)	243,515	40,436	102,106	46,829	54,144
Employment contracts	4,617	2,086	2,531	—	—
Capital lease	1,400	100	300	200	800
Operating leases	101,123	1,631	3,757	2,164	93,571
Construction commitments	6,668	6,668	—	—	—
Development obligations	3,665	517	974	463	1,711
Total contractual obligations	$1,324,247	$54,049	$403,842	$304,923	$561,433

(1)	Excludes $2.9 million of unamortized mortgage debt premium and $3.1 million in deferred financing costs.

(2)	Variable rate debt interest is calculated using rates at December 31, 2018.

At December 31, 2018, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and notes payable

See the analysis of our debt included in “Liquidity and Capital Resources” above.

Employment Contracts

At December 31, 2018, we had employment contract obligations with our Chief Executive Officer, Chief Financial Officer, former Chief Executive Officer and former Chief Operating Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Capital Leases

We have an operating ground lease at Centennial Shops located in Edina, Minnesota. The lease includes rent escalations throughout the lease period and expires in April 2105.

We have an operating lease for our 29,802 square foot corporate office in Farmington Hills, Michigan, and an operating lease for our 5,629 square foot corporate office in New York, New York. These leases are set to expire in August 2019 and January 2024, respectively.

We also have a capital ground lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the land for one dollar.

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2018, we have entered into agreements for construction activities with an aggregate cost of approximately $6.7 million.

Planned Capital Spending

We are focused on enhancing the value of our existing portfolio of shopping centers through successful leasing efforts, including the reconfiguration of anchor-space and small shop lease-up, and the completion of our redevelopment projects currently in process.

For 2019, we anticipate spending between $50.0 million and $60.0 million for capital expenditures, of which $6.7 million is reflected in the construction commitments in the above contractual obligations table. The total anticipated spending relates to redevelopment projects, tenant improvements and leasing costs. Estimates for future spending will change as new projects are approved.

Capitalization

At December 31, 2018 our total market capitalization was $2.0 billion and is detailed below:

(In thousands)
Notes payable, net	$963,149
Capital lease obligation	975
Less: Cash and cash equivalents	(41,064)
Net debt	$923,060

Common shares outstanding	79,734
Operating Partnership Units outstanding	1,909
Restricted share awards (treasury method)	763
Total common shares and equivalents	82,406
Market price per common share (at December 31, 2018)	$11.95
Equity market capitalization	$984,752

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849
Market price per convertible preferred share (at December 31, 2018)	$49.45
Convertible perpetual preferred shares (at market)	$91,433

Total market capitalization	$1,999,245

Net debt to total market capitalization	46.2%

At December 31, 2018, noncontrolling interests represented a 2.3% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash. Assuming the exchange of all OP Units, there would have been approximately 81.6 million of our common shares of beneficial interest outstanding at December 31, 2018, with a market value of approximately $975.6 million.

Non-GAAP Financial Measures

Certain of our key performance indicators are considered non-GAAP financial measures. Management uses these measures along with our GAAP financial statements in order to evaluate our operations results. We believe these additional measures provide users of our financial information additional comparable indicators of our industry, as well as our performance.

Funds From Operations

We consider funds from operations, also known as “FFO,” to be an appropriate supplemental measure of the financial performance of an equity REIT.  The National Association of Real Estate Investment Trusts "NAREIT" is an industry body public REITs participate in and provides guidance to its members. Under the NAREIT definition, FFO represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property and impairment provisions on depreciable real estate or on investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, plus depreciation and amortization, (excluding amortization of financing costs). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

In addition to FFO available to common shareholders, we include Operating FFO available to common shareholders as an additional measure of our financial and operating performance. Operating FFO excludes acquisition costs and periodic items such as impairment provisions on land available for development, bargain purchase gains, accelerated amortization of debt premiums and gains or losses on extinguishment of debt that are not adjusted under the current NAREIT definition of FFO.  We provide a reconciliation of FFO to Operating FFO. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

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

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Net income	$18,036	$70,719	$61,112
Net (income) attributable to noncontrolling partner interest	(417)	(1,659)	(1,448)
Preferred share dividends	(6,701)	(6,701)	(6,701)
Net income (loss) available to common shareholders	10,918	62,359	52,963
Adjustments:
Rental property depreciation and amortization expense	86,970	91,097	91,610
Pro-rata share of real estate depreciation from unconsolidated joint ventures	191	302	310
Gain on sale of depreciable real estate	(3,699)	(51,977)	(34,108)
Gain on sale of joint venture depreciable real estate	(307)	—	(26)
Provision for impairment on income-producing properties	13,434	8,422	—
Other gain on unconsolidated joint ventures	(5,208)	—	(215)
FFO available to common shareholders	102,299	110,203	110,534
Noncontrolling interest in Operating Partnership (1)	417	1,659	1,448
Preferred share dividends (assuming conversion) (2)	6,701	6,701	6,701
FFO available to common shareholders and dilutive securities	$109,417	$118,563	$118,683

Gain on sale of land	(295)	(787)	(1,673)
Provision for impairment for land available for development	216	982	977
Loss on extinguishment of debt	134	—	1,256
Accelerated amortization of debt premium	—	110	(128)
Severance expense (3)	1,117	715	492
Executive management reorganization, net (3)(4)(5)	9,673	—	—
Acquisition costs	233	—	316
Other gain	(398)	—	—
Operating FFO available to common shareholders and dilutive securities	$120,097	$119,583	$119,923

Weighted average common shares	79,592	79,344	79,236
Shares issuable upon conversion of Operating Partnership Units (1)	1,912	1,917	1,943
Dilutive effect of restricted stock	496	186	199
Shares issuable upon conversion of preferred shares (2)	6,858	6,740	6,630
Weighted average equivalent shares outstanding, diluted	88,858	88,187	88,008

Diluted earnings per share (6)	$0.13	$0.78	$0.66
Per share adjustments for FFO available to common shareholders and dilutive securities	1.10	0.56	0.69
FFO available to common shareholders and dilutive securities per share, diluted	$1.23	$1.34	$1.35

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	0.12	0.02	0.01
Operating FFO available to common shareholders and dilutive securities per share, diluted	$1.35	$1.36	$1.36

(1)	The total noncontrolling interest reflects OP units convertible 1:1 into common shares.

(2)
Series D convertible preferred shares paid annual dividends of $6.7 million and are currently convertible into approximately 6.9 million shares of common stock. They are dilutive only when earnings or FFO exceed approximately $0.98 per diluted share per year The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on FFO and earnings per share in future periods.

(3)	Amounts noted are included in General and Administrative expense.

(4)
Includes severance, accelerated vesting of restricted stock and performance award charges and the benefit from the forfeiture of unvested restricted stock and performance awards associated with our former executives, in addition to recruiting fees, relocation expenses and cash inducement bonuses related to the Company's current executive team.

(5)	The $9.7 million reported for the twelve months ended December 31, 2018 includes $0.4 million for the three months ended March 31, 2018 not previously reported.

(6)	The denominator to calculate diluted earnings per share excludes shares issuable upon conversion of Operating Partnership Units and preferred shares for all periods reported.

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

The following is a summary of our wholly owned properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended December 31,		Twelve Months Ended December 31,
Property Designation	2018	2017	2018	2017
Same-property	48	48	46	46
Acquisitions (1)	—	—	2	2
Redevelopment (2)	2	2	2	2
Total wholly owned properties	50	50	50	50

(1)	Includes the following properties for the twelve months ended December 31, 2018 and 2017: Providence Marketplace and Webster Place.

(2)
Includes the following properties for the three months and twelve months ended December 31, 2018 and 2017: Deerfield Towne Center and Woodbury Lakes. The entire property indicated for each period is completely excluded from the same property NOI without redevelopment.

The following is a reconciliation of our Operating Income to Same Property NOI:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Net (loss) income available to common shareholders	$(5,769)	$19,248	$10,918	$62,359
Preferred share dividends	1,675	1,675	6,701	6,701
Net (loss) income attributable to noncontrolling partner interest	(97)	501	417	1,659
Income tax provision	51	24	198	143
Interest expense	11,085	10,995	43,439	44,866
Costs associated with early extinguishment of debt	134	—	134	—
Earnings from unconsolidated joint ventures	(19)	(50)	(589)	(273)
Gain on sale of real estate	(3,813)	(16,843)	(3,994)	(52,764)
Gain on remeasurement of unconsolidated joint venture	—	—	(5,208)	—
Other expense, net	189	96	244	708
Management and other fee income	(32)	(141)	(254)	(455)
Depreciation and amortization	21,608	22,053	87,327	91,335
Acquisition costs	—	—	233	—
General and administrative expenses	6,465	7,383	33,861	25,944
Provision for impairment	13,434	982	13,650	9,404
Lease termination fees	(53)	(23)	(161)	(83)
Amortization of lease inducements	43	44	173	175
Amortization of acquired above and below market lease intangibles, net	(1,147)	(1,130)	(9,880)	(4,397)
Straight-line ground rent expense	70	70	281	281
Amortization of acquired ground lease intangibles	6	6	25	25
Straight-line rental income	(602)	(872)	(2,892)	(2,669)
NOI	43,228	44,018	174,623	182,959
NOI from Other Investments	(2,939)	(5,407)	(25,586)	(38,065)
Same Property NOI with Redevelopment	40,289	38,611	149,037	144,894
NOI from Redevelopment (1)	(3,828)	(2,944)	(14,185)	(11,659)
Same Property NOI without Redevelopment	$36,461	$35,667	$134,852	$133,235

(1)
The NOI from Redevelopment adjustments represent 100% of the NOI related to Deerfield Towne Center and Woodbury Lakes, and a portion of the NOI related to specific GLA at Buttermilk Towne Center, Front Range Village, The Shoppes at Fox River, The Shops on Lane Avenue and Troy Marketplace for all periods presented. A portion of the NOI related to specific GLA at River City Marketplace, Spring Meadows and Town & Country Crossing is adjusted for only the twelve-month periods presented. Because of the redevelopment activity, the center or specific space is not considered comparable for the periods presented and is adjusted out of Same Property NOI with Redevelopment in arriving at Same Property NOI without Redevelopment.

The following table summarizes GLA and NOI at properties for which we are adding additional GLA or retenanting space. The property is included in same property NOI, however a portion of GLA and NOI is excluded.

		Three Months Ended December 31,				Twelve Months Ended December 31,
	Stable	2018		2017		2018		2017
Property	GLA	GLA	NOI	GLA	NOI	GLA	NOI	GLA	NOI
	(in thousands)
Buttermilk Towne Center	278	13	$(56)	13	$(34)	13	$(224)	13	$(34)
Front Range Village	461	41	(252)	41	—	41	(516)	41	—
River City Marketplace	557	—	—	—	—	6	(78)	6	(19)
Spring Meadows	266	—	—	—	—	49	(420)	49	(205)
The Shoppes at Fox River	261	71	(239)	71	(141)	71	(793)	71	(422)
The Shops on Lane Avenue	177	6	(52)	6	(27)	6	(187)	6	(108)
Town & Country Crossing	167	—	—	—	—	20	(139)	20	(25)
Troy Marketplace	218	23	(203)	23	—	23	(420)	23	—
Total adjustments		154	$(802)	154	$(202)	229	$(2,777)	229	$(813)

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at December 31, 2018, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.3 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $39.2 million at December 31, 2018.

We had interest rate swap agreements with an aggregate notional amount of $210.0 million as of December 31, 2018. The agreements provided for fixed rates ranging from 1.46% to 2.15% and had expirations ranging from May 2020 to March 2023.
The following table sets forth information as of December 31, 2018 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value. Net debt premium and unamortized deferred financing costs of approximately $0.1 million are excluded:

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
(dollars in thousands)
Fixed-rate debt	$2,611	$102,269	$114,508	$77,397	$129,388	$508,961	$935,134	$928,234
Average interest rate	6.0%	3.9%	3.2%	5.2%	3.7%	4.3%	4.1%	4.4%
Variable-rate debt	$—	$—	$—	$—	$—	$28,125	$28,125	$28,125
Average interest rate	—%	—%	—%	—%	—%	5.8%	5.8%	5.8%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at December 31, 2018 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of December 31, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

Statement of Our Management

Our management has issued a report on its assessment of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.

Statement of Our Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which appears on page F-3 of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding our equity compensation plans as of December 31, 2018:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	—	$—	934,127
Equity compensation plans not approved by security holders	—	—	5,366,319
Total	—	$—	6,300,446

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

Item 14. Principal Accountant Fees and Services

Incorporated by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year covered by this Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Consolidated financial statements. See “Item 8 – Financial Statements and Supplementary Data.”

(2)	Financial statement schedule. See “Item 8 – Financial Statements and Supplementary Data.”

(3)	Exhibits

3.1	Articles of Restatement of Declaration of Trust of the Company, effective June 8, 2010, incorporated by reference to Appendix A to the Company's 2010 Proxy dated April 30, 2010.

3.2	Amended and Restated Bylaws of the Company, effective November 13, 2018, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated November 13, 2018.

3.3
Articles of Amendment, as filed with the State Department of Assessments and Taxation of Maryland on April 5, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 6, 2011.

3.4
Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland on April 5, 2011, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated April 6, 2011.

3.5
Articles Supplementary, as filed with the State Department of Assessments and Taxation of Maryland on April 28, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 28, 2011.

3.6
Articles of Amendment, as filed with the State Department of Assessments and Taxation of Maryland on September 21, 2012, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 21, 2012.

3.7
Articles of Amendment, as filed with the State Department of Assessments and Taxation of Maryland on July 31, 2013, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 31, 2013.

3.8
Articles of Amendment, as filed with the State Department of Assessments and Taxation of Maryland on November 9, 2018, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 13, 2018.

10.1
Registration Rights Agreement, dated May 10, 1996, among the Company, Dennis Gershenson, Joel Gershenson, Bruce Gershenson, Richard Gershenson, Michael A. Ward U/T/A dated 2/22/77, as amended, and each of the Persons set forth on Exhibit A attached thereto, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.

10.2
Exchange Rights Agreement, dated May 10, 1996, among the Company and each of the Persons whose names are set forth on Exhibit A attached thereto, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.

10.3
Amended and Restated Limited Partnership Agreement of Ramco/Lion Venture LP, dated as of December 29, 2004, by Ramco-Gershenson Properties, L.P., as a limited partner, Ramco Lion LLC, as a general partner, CLPF-Ramco, L.P., as a limited partner, and CLPF-Ramco GP, LLC as a general partner, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.4
Amended and Restated Employment Agreement, dated April 26, 2017, between the Company and Dennis Gershenson, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 26, 2017.**

10.5	Summary of Trustee Compensation Program.**

10.6	Ramco-Gershenson Properties Trust 2012 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 12, 2012.**

10.7	Change in Control Policy, dated May 14, 2013, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 16, 2013.

10.8	Form of Non-Qualified Option Agreement Under 2012 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 12, 2012.**

10.9	Form of Restricted Stock Award Agreement Under 2012 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2012.**

10.10
Unsecured Term Loan Agreement, dated September 30, 2011 among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust, as Guarantor, KeyBank National Association, The Huntington National Bank, PNC Bank, National Association and the other lending institutions party thereto from time to time, KeyBank National Association, as Agent, and KeyBanc Capital Markets, as Sole Lead Manager and Arranger, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.

10.11
Unconditional Guaranty of Payment and Performance, dated September 30, 2011, by Ramco-Gershenson Properties Trust, in favor of KeyBank National Association and the other lenders under the Unsecured Term Loan Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.

10.12	2018 Executive Incentive Plan, dated February 27, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2018.**

10.13	$110 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 2, 2013.

10.14
Agreement for the Acquisition of Partnership and Limited Liability Company Interests, dated March 5, 2013, among CLPF-Ramco GP, LLC, CLPF-Ramco, L.P., Ramco Lion LLC and Ramco-Gershenson Properties, L.P., incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013.

10.15
Unsecured Term Loan Agreement, dated May 16, 2013 among Ramco-Gershenson Properties, L.P., as borrower, Ramco-Gershenson Properties Trust, as Guarantor, Capital One, National Association, as bank, The Other Banks Which Are A Party To this Agreement, The Other Banks Which May Become Party To This Agreement, Capital One, National Association, as Agent and Capital One, National Association, as Sole Lead Manager and Arranger incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013.

10.16
Third Amendment To Unsecured Term Loan Agreement by and among Ramco-Gershenson Properties, L.P. and KeyBank National Association incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013.

10.17
$100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated May 28, 2014, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014.

10.18
Unsecured Term Loan Agreement, dated May 29, 2014 among Ramco-Gershenson Properties, L.P., as borrower, Ramco-Gershenson Properties Trust, as a Guarantor, Capital One, National Association, as a Bank, The Other Banks Which Are A Party To This Agreement, The Other Banks Which May Become Parties To This Agreement, Capital One, National Association, as Administrative Agent, and Capital One, National Association, as Sole Lead Arranger and Sole Bookrunner, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014.

10.19
$100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated September 8, 2014, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014.

10.20
First Amended Employment Agreement, dated January 29, 2018, between Ramco-Gershenson Properties Trust and John Hendrickson, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 2, 2018.**

10.21
$100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated September 30, 2015, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015.

10.22
Employment Agreement, dated December 16, 2015, between Ramco-Gershenson Properties Trust and Geoffrey Bedrosian, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 18, 2015.**

10.23
$75 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated August 19, 2016, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 7, 2016.

10.24
Fourth Amended and Restated Unsecured Credit Agreement dated September 14, 2017 among Ramco-Gershenson Properties, L.P., as Borrower, Ramco-Gershenson Properties Trust, as a Guarantor, KeyBank National Association, as a Bank, the Other Banks which are a Party to this Agreement, the Other Banks which may become Parties to this Agreement, KeyBank National Association, as Administrative Agent, KeyBanc Capital Markets Inc., Deutsche Bank Securities Inc., and PNC Capital Markets LLC, as Joint-Lead Arrangers, Deutsche Bank Securities Inc. and PNC Bank, National Association as Syndication Agents and Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 20, 2017.

10.25
Guaranty, dated September 14, 2017 among Ramco-Gershenson Properties Trust, as Guarantor, in favor of KeyBank National Association and certain other lenders, incorporated by referenced to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

10.26
$75 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated December 21, 2017 incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 27, 2017.

10.27	Employment Agreement, dated April 4, 2018 between the Company and Brian Harper, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 12, 2018.**

10.28	Ramco-Gershenson Properties Trust Inducement Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 12, 2018.**

10.29	Form of Performance Share Award Agreement Under Inducement Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 12, 2018.**

10.30	Form of Restricted Share Award Agreement Under Inducement Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated April 12, 2018.**

10.31	Employment Agreement, dated June 2, 2018 between the Company and Michael Fitzmaurice, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 15, 2018.**

10.32
Agreement Regarding Severance, dated April 27, 2018 between the Company and Catherine Clark, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018.**

10.33
Agreement Regarding Severance, dated April 27, 2018 between the Company and Edward Eickhoff, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018.**

10.34
Agreement Regarding Severance, dated April 27, 2018 between the Company and Dawn Hendershot, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018.

10.35*	Severance Agreement, Waiver and Release, dated August 3, 2018 between the Company and Edward Eickhoff.**

21.1*	Subsidiaries.

23.1*	Consent of Grant Thornton LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema

101.CAL(1)	XBRL Extension Calculation

101.DEF(1)	XBRL Extension Definition

101.LAB(1)	XBRL Taxonomy Extension Label

101.PRE(1)	XBRL Taxonomy Extension Presentation
* Filed herewith
** Management contract or compensatory plan or arrangement
(1) Pursuant to Rule 406T of Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Sections 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability thereunder.
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

RPT Realty

Dated:	February 21, 2019	By: /s/ BRIAN L. HARPER
Brian L. Harper
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated:	February 21, 2019	By: /s/ STEPHEN R. BLANK
Stephen R. Blank,
Trustee

Dated:	February 21, 2019	By: /s/ RICHARD L. FEDERICO
Richard L. Federico,
Trustee

Dated:	February 21, 2019	By: /s/ DENNIS E. GERSHENSON
Dennis E. Gershenson,
Trustee

Dated:	February 21, 2019	By: /s/ ARTHUR H. GOLDBERG
Arthur H. Goldberg,
Trustee

Dated:	February 21, 2019	By: /s/ BRIAN L. HARPER
Brian L. Harper
Trustee, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 21, 2019	By: /s/ DAVID J. NETTINA
David J. Nettina,
Trustee

Dated:	February 21, 2019	By: /s/ JOEL M. PASHCOW
Joel M. Pashcow,
Trustee

Dated:	February 21, 2019	By: /s/ LAURIE M. SHAHON
Laurie M. Shahon,
Trustee

Dated:	February 21, 2019	By: /s/ ANDREA M. WEISS
Andrea M. Weiss,
Trustee

Dated:	February 21, 2019	By: /s/ MICHAEL P. FITZMAURICE
Michael P. Fitzmaurice,
Chief Financial Officer and Secretary
(Principal Financial Officer)

Dated:	February 21, 2019	By: /s/ RAYMOND J. MERK
Raymond J. Merk
Chief Accounting Officer
(Principal Accounting Officer)

RPT REALTY

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

Our management conducted an assessment of our internal controls over financial reporting as of December 31, 2018 using the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our internal control over financial reporting.  Their report appears on page F-3 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
RPT Realty

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of RPT Realty (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 21, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
RPT Realty

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of RPT Realty (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2019 expressed an unqualified opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2005.

Philadelphia, Pennsylvania
February 21, 2019

RPT REALTY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2018	2017
ASSETS
Income producing properties, at cost:
Land	$373,490	$397,935
Buildings and improvements	1,652,283	1,732,844
Less accumulated depreciation and amortization	(358,195)	(351,632)
Income producing properties, net	1,667,578	1,779,147
Construction in progress and land available for development	53,222	58,243
Net real estate	1,720,800	1,837,390
Equity investments in unconsolidated joint ventures	1,572	3,493
Cash and cash equivalents	41,064	8,081
Restricted cash	3,658	4,810
Accounts receivable, net	23,802	26,145
Acquired lease intangibles, net	44,432	59,559
Other assets, net	93,112	90,916
TOTAL ASSETS	$1,928,440	$2,030,394

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$963,149	$999,215
Capital lease obligation	975	1,022
Accounts payable and accrued expenses	56,355	56,750
Acquired lease intangibles, net	48,647	60,197
Other liabilities	8,043	8,375
Distributions payable	19,728	19,666
TOTAL LIABILITIES	1,096,897	1,145,225

Commitments and Contingencies

RPT Realty ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of December 31, 2018 and 2017, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,734 and 79,366 shares issued and outstanding as of December 31, 2018 and 2017, respectively	797	794
Additional paid-in capital	1,164,848	1,160,862
Accumulated distributions in excess of net income	(450,130)	(392,619)
Accumulated other comprehensive income	4,020	2,858
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	811,962	864,322
Noncontrolling interest	19,581	20,847
TOTAL SHAREHOLDERS' EQUITY	831,543	885,169
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,928,440	$2,030,394
The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUE
Minimum rent	$194,810	$198,362	$192,793
Percentage rent	585	704	600
Recovery income from tenants	61,136	61,258	62,841
Other property income	3,837	4,303	4,167
Management and other fee income	254	455	529
TOTAL REVENUE	260,622	265,082	260,930

EXPENSES
Real estate taxes	42,306	42,683	41,739
Recoverable operating expense	26,177	27,653	29,581
Other non-recoverable operating expense	4,808	4,664	3,575
Depreciation and amortization	87,327	91,335	91,793
Acquisitions costs	233	—	316
General and administrative expense	33,861	25,944	22,041
Provision for impairment	13,650	9,404	977
TOTAL EXPENSES	208,362	201,683	190,022

OPERATING INCOME	52,260	63,399	70,908

OTHER INCOME AND EXPENSES
Other expense, net	(244)	(708)	(177)
Gain on sale of real estate	3,994	52,764	35,781
Earnings from unconsolidated joint ventures	589	273	454
Interest expense	(43,439)	(44,866)	(44,514)
Other gain on unconsolidated joint ventures	5,208	—	215
Loss on extinguishment of debt	(134)	—	(1,256)
NET INCOME BEFORE TAX	18,234	70,862	61,411
Income tax provision	(198)	(143)	(299)
NET INCOME	18,036	70,719	61,112
Net (income) attributable to noncontrolling interest	(417)	(1,659)	(1,448)
NET INCOME ATTRIBUTABLE TO RPT	17,619	69,060	59,664
Preferred share dividends	(6,701)	(6,701)	(6,701)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$10,918	$62,359	$52,963

EARNINGS PER COMMON SHARE
Basic	$0.13	$0.78	$0.66
Diluted	$0.13	$0.78	$0.66

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,592	79,344	79,236
Diluted	80,088	79,530	79,435

OTHER COMPREHENSIVE INCOME
Net income	$18,036	$70,719	$61,112
Other comprehensive income:
Change in fair value of interest rate swaps	1,190	2,082	2,442
Comprehensive income	19,226	72,801	63,554
Comprehensive income attributable to noncontrolling interest	(445)	(1,708)	(1,501)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$18,781	$71,093	$62,053
The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2015	$92,427	$792	$1,156,345	$(368,769)	$(1,404)	$21,982	$901,373
Issuance of common shares, net of costs	—	—	(202)	—	—	—	(202)
Redemption of OP unit holders	—	—	—	(598)	—	(919)	(1,517)
Share-based compensation, net of shares withheld for employee taxes	—	1	2,287	—	—	—	2,288
Dividends declared to common shareholders	—	—	—	(68,160)	—	—	(68,160)
Dividends declared to preferred shareholders	—	—	—	(6,701)	—	—	(6,701)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,667)	(1,667)
Dividends declared to deferred shares	—	—	—	(370)	—	—	(370)
Other comprehensive income adjustment	—	—	—	—	2,389	53	2,442
Net income	—	—	—	59,664	—	1,448	61,112
Balance, December 31, 2016	92,427	793	1,158,430	(384,934)	985	20,897	888,598
Issuance of common shares, net of costs	—	—	(24)	—	—	—	(24)
Adoption of ASU 2017-12	—	—	—	221	(160)	(61)	—
Redemption of OP unit holders	—	—	—	(1)	—	(10)	(11)
Share-based compensation, net of shares withheld for employee taxes	—	1	2,456	—	—	—	2,457
Dividends declared to common shareholders	—	—	—	(69,845)	—	—	(69,845)
Dividends declared to preferred shareholders	—	—	—	(6,701)	—	—	(6,701)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,687)	(1,687)
Dividends declared to deferred shares	—	—	—	(419)	—	—	(419)
Other comprehensive income adjustment	—	—	—	—	2,033	49	2,082
Net income	—	—	—	69,060	—	1,659	70,719
Balance, December 31, 2017	92,427	794	1,160,862	(392,619)	2,858	20,847	885,169
Issuance of common shares, net of costs	—	—	(39)	—	—	—	(39)
Adoption of ASU 2017-05	—	—	—	2,109	—	51	2,160
Redemption of OP unit holders	—	—	—	(18)	—	(79)	(97)
Share-based compensation, net of shares withheld for employee taxes	—	3	4,025	—	—	—	4,028
Dividends declared to common shareholders	—	—	—	(70,060)	—	—	(70,060)
Dividends declared to preferred shareholders	—	—	—	(6,701)	—	—	(6,701)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,683)	(1,683)
Dividends declared to deferred shares	—	—	—	(460)	—	—	(460)
Other comprehensive income adjustment	—	—	—	—	1,162	28	1,190
Net income	—	—	—	17,619	—	417	18,036
Balance, December 31, 2018	$92,427	$797	$1,164,848	$(450,130)	$4,020	$19,581	$831,543
The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$18,036	$70,719	$61,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,327	91,335	91,793
Amortization of deferred financing fees	1,503	1,418	1,443
Income tax provision	198	143	299
Earnings from unconsolidated joint ventures	(589)	(273)	(454)
Distributions received from operations of unconsolidated joint ventures	546	738	496
Provision for impairment	13,650	9,404	977
Loss on extinguishment of debt	134	—	1,256
Other gain on unconsolidated joint ventures	(5,208)	—	(215)
Gain on sale of real estate	(3,994)	(52,764)	(35,781)
Amortization of premium on mortgages and notes payable, net	(1,019)	(1,153)	(1,815)
Service-based restricted share expense	4,673	2,710	2,861
Long-term incentive cash and equity compensation expense	2,003	1,695	664
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	2,390	(1,974)	1,859
Acquired lease intangibles and other assets, net	(1,418)	(170)	674
Accounts payable, acquired lease intangibles and other liabilities	(11,910)	(3,903)	(8,568)
Net cash provided by operating activities	106,322	117,925	116,601
INVESTING ACTIVITIES
Acquisitions of real estate, net of assumed debt	(6,365)	(169,882)	(12,990)
Development and capital improvements	(77,173)	(63,256)	(68,038)
Net proceeds from sales of real estate	116,492	216,463	90,975
Distributions from sale of joint venture property	6,308	—	1,303
Proceeds from sale of equity interest in unconsolidated joint venture	3,000	—	—
Net cash provided by (used in) investing activities	42,262	(16,675)	11,250
FINANCING ACTIVITIES
Proceeds on mortgages and notes payable	—	75,000	75,000
Repayment of mortgages and notes payable	(5,810)	(39,775)	(149,956)
Proceeds on revolving credit facility	90,000	258,000	185,000
Repayments on revolving credit facility	(120,000)	(314,000)	(159,000)
Payment of debt extinguishment costs	(134)	—	(410)
Payment of deferred financing costs	—	(3,120)	(698)
Proceeds from issuance of common shares, net of costs	(39)	(24)	(202)
Repayment of capitalized lease obligation	(47)	(44)	(42)
Redemption of operating partnership units for cash	(97)	(11)	(1,517)
Shares used for employee taxes upon vesting of awards	(1,784)	(498)	(574)
Dividends paid to preferred shareholders	(6,701)	(6,701)	(6,701)
Dividends paid to common shareholders	(70,458)	(70,225)	(67,710)
Distributions paid to operating partnership unit holders	(1,683)	(1,687)	(1,667)
Net cash used in financing activities	(116,753)	(103,085)	(128,477)
Net change in cash, cash equivalents and restricted cash	31,831	(1,835)	(626)
Cash, cash equivalents and restricted cash at beginning of period	12,891	14,726	15,352
Cash, cash equivalents and restricted cash at end of period	$44,722	$12,891	$14,726

The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Equity investment in unconsolidated joint venture	$—	$3,000	$—
Deferred gain on real estate sold to unconsolidated joint venture	$2,160	$(2,167)	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $782, $345 and $743, respectively)	$43,943	$43,744	$46,937
The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016
1. Organization and Summary of Significant Accounting Policies

RPT Realty, together with our subsidiaries (the “Company”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of dynamic open-air shopping destinations principally located in the top U.S. markets. The Company's locally-curated consumer experience reflect the lifestyles of its diverse neighborhoods and match the modern expectation of its retail partners. As of December 31, 2018, the Company's portfolio consisted of 51 shopping centers (including one shopping center owned through a joint venture) representing 12.4 million square feet. We also have ownership interests of 7%, 20%, and 30%, respectively, in three joint ventures, one of which owns a single shopping center and two with no significant activity. Our joint ventures are reported using equity method accounting.  We earn fees from certain joint ventures for managing, leasing and redeveloping the shopping centers they own.  We also own interests in several land parcels that are available for development. Most of our properties are anchored by supermarkets and/or national chain stores. The Company's credit risk, therefore, is concentrated in the retail industry. As of December 31, 2018, our wholly-owned properties located in Michigan and Florida accounted for approximately 19%, and 23%, respectively, of our annualized base rent.

We made an election to qualify as a REIT for federal income tax purposes.  Accordingly, we generally will not be subject to federal income tax, provided that we annually distribute at least 90% of our taxable income to our shareholders and meet other conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of us and our majority owned subsidiary, the Operating Partnership, RPT Realty, L.P. (97.7%, 97.7% and 97.6% owned by us at December 31, 2018, 2017 and 2016, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”).  The presentation of consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.  Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss).  All intercompany transactions and balances are eliminated in consolidation.

We own 100% of the non-voting and voting common stock of RPT Realty, Inc., and therefore it is included in the consolidated financial statements.  RPT Realty, Inc. has elected to be a taxable REIT subsidiary for federal income tax purposes. RPT Realty, Inc. provides property management services to us and to other entities, including certain real estate joint venture partners.

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

We provide for bad debt expense based upon the allowance method of accounting. We monitor the collectability of our accounts receivable from specific tenants on an ongoing basis, analyze historical bad debts, customer creditworthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for bad debts.  Allowances are taken for those balances that we have reason to believe may be uncollectible.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated bad debts.  However, if we experience bad debts in excess of the allowance we have established, our operating income would be reduced.  At December 31, 2018 and 2017, our accounts receivable were $23.8 million and $26.1 million, respectively, net of allowances for doubtful accounts of $0.9 million and $1.4 million, respectively.

In addition, many of our leases contain non-contingent rent escalations for which we recognize income on a straight-line basis over the non-cancelable lease term.  This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the “Other assets, net” line item in our consolidated balance sheets.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.  The balance of straight-line rent receivable at December 31, 2018 and 2017, net of allowances of $2.3 million and $2.7 million was $21.2 million and $19.4 million, respectively.  To the extent any of the tenants under these leases become unable to pay its contractual cash rents, we may be required to write down the straight-line rent receivable from that tenant, which would reduce our operating income.

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

In 2018, we recorded impairment provisions totaling $0.2 million and $13.4 million, related to developable land and shopping centers classified as income producing, respectively. The adjustment related to land was triggered by higher costs related to this parcel. The impairment provision on income producing properties was related to the Company's decision to market for potential sale certain wholly-owned income producing properties.
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

There were no impairment provisions on our equity investments in joint ventures recorded in 2018, 2017 or 2016.

Deferred Financing Costs

Debt issuance costs related to a recognized debt liability is presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Unamortized debt issuance costs of $3.1 million and $3.8 million are included in Notes payable, net as of December 31, 2018 and 2017, respectively.

Debt issuance costs associated with a line of credit arrangement is classified as an asset and subsequently amortized ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Unamortized debt issuance costs related to our unsecured revolving credit facility of $2.0 million and $2.7 million are included in Other assets, net as of December 31, 2018 and 2017, respectively.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”).  As of December 31, 2018, we had $39.3 million in excess of the FDIC insured limit.

Recognition of Share-based Compensation Expense

We grant share-based compensation awards to employees and trustees in the form of restricted common shares and cash settled awards, and in the past we have granted stock options to employees and trustees.  Our share-based award costs are equal to each grant date fair value and are recognized over the service periods of the awards using the graded vesting method.  We recognize forfeitures related to stock awards and stock options as they occur. See Note 15 of the notes to the consolidated financial statements for further information regarding our share based compensation.

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

Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries, (“TRSs”) which are subject to federal and state income taxes.  During the years ended December 31, 2018, 2017, and 2016, we sold various properties and land parcels at a gain, resulting in both a federal and state tax liability.  See Note 16 of the notes to the consolidated financial statements for further information regarding income taxes.

Variable Interest Entities

Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as VIEs.  VIEs are required to be consolidated by their primary beneficiary.  The primary beneficiary of a VIE has both (i) the power to direct the activities that most significantly impact economic performance of the VIE, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We have evaluated our investments in joint ventures and determined that our joint ventures do not meet the requirements of a VIE and, therefore, consolidation of these ventures is not required.

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

In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows." This new guidance became effective January 1, 2018, with early adoption permitted, and requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The pronouncement requires a retrospective transition method of adoption. The adoption of this standard resulted in the reclassification of approximately $4.0 million of cash outflows from real estate acquisitions during the year ended December 31, 2017 and approximately $4.0 million of cash outflows from development and capital improvements during the year ended December 31, 2016 that were held in escrow as restricted cash.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balances sheets that reconciles to the total shown within the consolidated statements of cash flows.

	As of December 31,
	2018	2017	2016
	(In thousands)
Cash and cash equivalents	$41,064	$8,081	$3,582
Restricted cash and escrows	3,658	4,810	11,144
	$44,722	$12,891	$14,726

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 is a comprehensive revenue recognition standard that superseded nearly all prior GAAP revenue recognition guidance as well as prior GAAP guidance governing the sale of non-financial assets. The standard’s core principle is that a company should recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies need to exercise more judgment and make more estimates than under prior GAAP guidance. ASU 2014-09 became effective for public entities for annual and interim reporting periods beginning after December 15, 2017 and early adoption was permitted in periods ending after December 15, 2016. The guidance permitted two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application (modified retrospective method). We adopted the standard and the related updates subsequently issued by the FASB using the modified retrospective method on January 1, 2018. ASU 2014-09 applies only to certain revenue included in Other Property Income and Management and Other Fee Income in our Consolidated Statement of Operations which approximate $4.1 million or less than 2.0% of total revenue. The timing of revenue recognition associated with these items remains substantially unchanged and no adjustment occurred upon adoption.

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

In June 2016, the FASB updated Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments - Credit Losses" with ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” ("ASU 2016-13"). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. In November 2018, the FASB subsequently issued ASU 2018-19, which clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within that fiscal year. We are currently evaluating the guidance and have not determined the impact this standard may have on our consolidated financial statements.

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

•
In December 2018, the FASB issued ASU 2018-20, "Leases (Topic 842): Narrow-Scope Improvements for Lessors", which addresses specific issues in the leasing guidance, including sales taxes and other similar taxes collected from lessees, certain lessor costs paid directly by lessees, and recognition of variable payments for contracts with leases and nonlease components.

ASU 2016-02 is effective for periods beginning after December 15, 2018, with early adoption permitted using a modified retrospective approach. The Company has elected the practical expedients allowable under ASU 2018-01 and ASU 2018-11, and has concluded the adoption of ASU 2016-02 will not have a material impact for operating leases where we are a lessor and we will continue to record revenues from rental properties for operating leases on a straight-line basis. In addition, for leases where the Company is a lessee, primarily the Company’s ground lease and administrative office leases, the Company will record a lease liability of $16.6 million and a right of use asset of $18.0 million upon adoption related to these items. Additionally, only incremental direct leasing costs will be capitalized under this new guidance and expect to recognize a cumulative effect adjustment to accumulated distributions in excess of net income of primarily relating to certain costs associated with unexecuted leases that were deferred of $0.4 million as of December 31, 2018. The Company has adopted this new guidance effective on January 1, 2019.

3. Real Estate

Included in our net real estate are income producing shopping center properties that are recorded at cost less accumulated depreciation and amortization, construction in process and land available for development.

Following is the detail of the construction in progress and land available for development as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Construction in progress	$23,747	$26,598
Land available for development	29,475	31,645
Total	$53,222	$58,243

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.

Land available for development includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.

4. Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisitions during 2018 and 2017:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Assumed Debt
		(In thousands)			(In thousands)
2018
Leasehold Interest (West Oaks)	Novi, MI	60	N/A	01/05/18	$6,365	$—
Total acquisitions		60	—		6,365	—

2017
Providence Marketplace	Mt. Juliet, TN	632	N/A	02/17/17	$115,126	$—
Webster Place	Chicago, IL	135	N/A	02/17/17	53,162	—
Total consolidated income producing acquisitions		767	—		168,288	—

Troy Marketplace - Outparcel	Troy, MI	N/A	0.4	08/24/17	$901	$—
Troy Marketplace - Outparcel	Troy, MI	N/A	0.4	06/30/17	175	—
Troy Marketplace - Outparcel	Troy, MI	N/A	0.5	01/17/17	475	—
Total consolidated land acquisitions / outparcel acquisitions		—	1.3		1,551	—

Total acquisitions		767	1.3		$169,839	$—

The total aggregate fair value of the acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for business combinations.  At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

	December 31,
	2018	2017
	(In thousands)
Land	$—	$52,132
Buildings and improvements	6,427	107,156
Above market leases	237	409
Lease origination costs	633	12,885
Other assets	—	3,899
Other liabilities	(353)	—
Below market leases	(579)	(6,642)
Net assets acquired (1)	$6,365	$169,839

(1) The 2017 net assets acquired include $4.0 million of deposits paid in 2016.

Total revenue and net income for the 2018 acquisition included in our consolidated statement of operations for the year ended December 31, 2018 were $0.8 million and $0.5 million, respectively.

Unaudited Proforma Information

If the 2018 and 2017 acquisitions had occurred on January 1, 2017, our consolidated revenues and net income for the years ended December 31, 2018 and 2017 would have been as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Consolidated revenue	$260,630	$265,755
Consolidated net income available to common shareholders	$11,143	$62,749

Dispositions

The following table provides a summary of our disposition activity during 2018 and 2017.

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain (loss) on Sale
		(In thousands)			(In thousands)
2018
Harvest Junction North	Longmont, CO	191	N/A	12/28/18	$33,629	$—
Harvest Junction South	Longmont, CO	177	N/A	12/28/18	26,097	58
Jackson West	Jackson, MI	210	N/A	12/20/18	12,750	3,641
Crossroads Centre	Rossford, OH	344	N/A	12/14/18	19,931	—
Rossford Pointe	Rossford, OH	47	N/A	12/14/18	4,169	—
Jackson Crossing	Jackson, MI	420	N/A	11/14/18	25,000	—
Total income producing dispositions		1,389	—		$121,576	$3,699

Harvest Junction North - Outparcel	Longmont, CO	N/A	3.2	12/28/18	$1,424	$114
Peachtree Hills - Outparcel	Duluth, GA	N/A	1.7	05/25/18	650	—
Theatre Parcel - Hartland Town Square	Hartland, MI	N/A	7.5	04/02/18	1,450	181
Total outparcel dispositions		—	12.4		$3,524	$295

Total dispositions		1,389	12.4		$125,100	$3,994

2017
Liberty Square	Wauconda, IL	107	N/A	12/27/17	$14,075	$2,113
Rolling Meadows	Rolling Meadows, IL	134	N/A	12/21/17	17,350	5,815
Village Plaza	Lakeland, FL	158	N/A	12/15/17	19,000	3,547
Millennium Park (1)	Livonia, MI	273	N/A	11/30/17	51,000	5,056
Hoover Eleven	Warren, MI	281	N/A	09/29/17	20,350	—
Auburn Mile - Aqua Tots	Auburn Hills, MI	5	N/A	08/25/17	1,000	123
New Towne Plaza	Canton Township, MI	193	N/A	08/04/17	26,000	16,120
Clinton Valley	Sterling Heights, MI	205	N/A	08/01/17	23,500	7,376
Roseville Towne Center	Roseville, MI	77	N/A	07/24/17	10,250	(291)
Gaines Marketplace	Caledonia, MI	60	N/A	07/07/17	9,500	690
Walgreen's Data Center	Mount Prospect, IL	73	N/A	07/07/17	6,200	252
Auburn Mile	Auburn Hills, MI	91	N/A	03/17/17	13,311	6,991
Oak Brook Square	Flint, MI	152	N/A	02/10/17	14,200	4,185
Total income producing dispositions		1,809	—		$225,736	$51,977

Holcomb Roswell - Outparcel	Alpharetta, GA	N/A	1.0	12/29/17	$375	$(102)
River City Marketplace - Outparcel	Jacksonville, FL	N/A	0.9	09/29/17	360	63
Hartland - Outparcel	Hartland, MI	N/A	1.3	08/04/17	550	148
River City Marketplace	Jacksonville, FL	N/A	1.4	07/27/17	675	493
Lakeland Park Center - Outparcel	Lakeland, FL	N/A	1.8	03/31/17	1,305	185
Total outparcel dispositions		—	6.4		$3,265	$787

Total dispositions		1,809	6.4		$229,001	$52,764

(1) In November 2017, we disposed of Millennium Park to an entity in which we held a 30% equity interest. Net proceeds from closing excluded $3.0 million which was used to fund our equity investment. In addition, as a result of our continuing involvement with the shopping center at the time of disposal, we deferred approximately $2.2 million of gain on the transaction which upon the adoption of ASU 2017-05 in 2018 was recognized in accumulated distributions in excess of net income. See Note 6.

5. Impairment Provisions

We established provisions for impairment for the following consolidated assets:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Land available for development	$216	$982	$977
Income producing properties marketed for sale	13,434	8,422	—
Total	$13,650	$9,404	$977

During 2018, the Company's decision to market for potential sale certain wholly-owned income producing properties resulted in an impairment provision of $13.4 million. The adjustment was triggered by changes in the associated market prices and expected hold period assumptions related to these shopping centers. During 2018, we recorded an impairment provision totaling $0.2 million on a land parcel due to higher costs related to this parcel.
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
During 2016, unforeseen increases in development costs, changes in associated sales price assumptions and a change in the expected use of the land held for development resulted in impairment provisions of $1.0 million.

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

Combined financial information of our unconsolidated joint ventures is summarized as follows:

	December 31,
Balance Sheets	2018	2017
	(In thousands)
ASSETS
Investment in real estate, net	$22,591	$93,801
Other assets	2,099	4,099
Total Assets	$24,690	$97,900
LIABILITIES AND OWNERS' EQUITY
Mortgage notes payable	$—	$42,330
Other liabilities	525	220
Owners' equity	24,165	55,350
Total Liabilities and Owners' Equity	$24,690	$97,900

RPT's equity investments in unconsolidated joint ventures	$1,572	$3,493

	Year Ended December 31,
Statements of Operations	2018	2017	2016
	(In thousands)
Total revenue	$3,868	$4,620	$4,742
Total expenses	(2,671)	(3,067)	(3,030)
Income before other income and expenses and discontinued operations	1,197	1,553	1,712
Gain on sale of real estate	1,024	—	—
Net income from continuing operations	2,221	1,553	1,712
Discontinued operations (1)
Gain on sale of real estate	—	—	371
Income (loss) from discontinued operations	—	—	492
Net income (loss) from discontinued operations	—	—	863
Net income (loss)	$2,221	$1,553	$2,575

RPT's share of earnings from unconsolidated joint ventures	$589	$273	$454

(1) Discontinued operations reflects results of operations for those properties that meet the criteria for discontinued operations under ASU 2014-08.

Acquisitions

The following table provides a summary of our unconsolidated joint venture property acquisitions during 2018 and 2017:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Debt Assumed
		(In thousands)			(In thousands)
2018
None

2017
Millennium Park (1)	Livonia, MI	273	N/A	11/30/17	$51,000	$—
		273	N/A		$51,000	$—

(1) In November 2017, we disposed of Millennium Park to an entity in which we held a 30% equity interest. Net proceeds from closing excluded $3.0 million which was used to fund our equity investment. In addition, as a result of our continuing involvement with the shopping center, we deferred approximately $2.2 million of gain on the transaction.

Dispositions

The following table provides a summary of our unconsolidated joint venture property disposition activity during 2018 and 2017.

					Gross
Property Name	Location	GLA	Ownership %	Date Sold	Gross Sales Price	Gain on Sale (at 100%)
		(In thousands)			(In thousands)
2018
Martin Square	Stuart, FL	330	30%	7/18/18	$22,000	$1,024
		330			$22,000	$1,024

RPT's proportionate share of gross sales price and gain on sale of joint venture property					$6,600	$307

2017
None

The Company recorded an other gain on unconsolidated joint ventures for the year ended December 31, 2018 of $5.2 million which represents the excess of the net cash distributed to it from the Martin Square disposition and its proportionate share of the remaining equity in the unconsolidated joint venture.

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

The following table provides information for our fees earned which are reported in our consolidated statements of operations:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Management fees	$159	$276	$318
Leasing fees	40	146	118
Acquisition/disposition fees	55	33	45
Construction fees	—	—	48
Total	$254	$455	$529

7. Other Assets, Net and Acquired Lease Intangible Assets, Net

Other assets, net consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Deferred leasing costs, net	$36,385	$34,545
Deferred financing costs on unsecured revolving credit facility, net	1,966	2,691
Acquired development agreements (1)	19,061	20,105
Ground leasehold intangible	2,148	2,173
Other, net	3,249	2,579
Total amortizable other assets	62,809	62,093
Straight-line rent receivable, net	21,225	19,370
Goodwill	2,089	2,089
Cash flow hedge mark-to-market asset	4,115	3,133
Prepaid and other deferred expenses, net	2,874	4,231
Other assets, net	$93,112	$90,916

(1)	Represents in-place public improvement agreement of approximately $14.5 million and real estate tax exemption agreement of approximately $4.6 million associated with two properties acquired in 2014.

Straight-line rent receivables are recorded net of allowances of $2.3 million and $2.7 million at December 31, 2018 and 2017, respectively.

Acquired lease intangible assets, net consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Lease originations costs	$79,890	$94,200
Above market leases	6,982	9,587
	86,872	103,787
Accumulated amortization	(42,440)	(44,228)
Net acquired lease intangibles	$44,432	$59,559

Acquired lease intangible assets have a remaining weighted-average amortization period of 10.6 years as of December 31, 2018.  These intangible assets are being amortized over the terms of the applicable lease.  Amortization of lease origination costs is an increase to amortization expense and amortization of above-market leases is a reduction to minimum rent revenue over the applicable terms of the respective leases. Amortization of the above market lease asset resulted in a reduction of revenue of approximately $1.6 million, $2.0 million, and $2.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Combined, amortizable other assets, net and acquired lease intangibles, net totaled $107.2 million. The following table represents estimated aggregate amortization expense related to those assets as of December 31, 2018:

Year Ending December 31,
(In thousands)
2019	$16,434
2020	13,558
2021	11,494
2022	9,107
2023	7,542
Thereafter	49,106
Total	$107,241

8. Debt

The following table summarizes our mortgages, notes payable and capital lease obligation as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Senior unsecured notes	$610,000	$610,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	115,134	120,944
Unsecured revolving credit facility	—	30,000
Junior subordinated notes	28,125	28,125
	963,259	999,069
Unamortized premium	2,948	3,967
Unamortized deferred financing costs	(3,058)	(3,821)
	$963,149	$999,215

Capital lease obligation	$975	$1,022

Senior Unsecured Notes

The following table summarizes the Company's senior unsecured notes:

		December 31, 2018		December 31, 2017
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Senior unsecured notes - 3.75% due 2021	6/27/2021	$37,000	3.75%	$37,000	3.75%
Senior unsecured notes - 4.13% due 2022	12/21/2022	25,000	4.13%	25,000	4.13%
Senior unsecured notes - 4.12% due 2023	6/27/2023	41,500	4.12%	41,500	4.12%
Senior unsecured notes - 4.65% due 2024	5/28/2024	50,000	4.65%	50,000	4.65%
Senior unsecured notes - 4.16% due 2024	11/4/2024	50,000	4.16%	50,000	4.16%
Senior unsecured notes - 4.05% due 2024	11/18/2024	25,000	4.05%	25,000	4.05%
Senior unsecured notes - 4.27% due 2025	6/27/2025	31,500	4.27%	31,500	4.27%
Senior unsecured notes - 4.20% due 2025	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes - 4.09% due 2025	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes - 4.74% due 2026	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes - 4.30% due 2026	11/4/2026	50,000	4.30%	50,000	4.30%
Senior unsecured notes - 4.28% due 2026	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes - 4.57% due 2027	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes - 3.64% due 2028	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes - 4.72% due 2029	12/21/2029	20,000	4.72%	20,000	4.72%
		$610,000	4.21%	$610,000	4.21%
Unamortized deferred financing costs		(1,546)		(1,743)
	Total	$608,454		$608,257

Unsecured Term Loan Facilities and Revolving Credit Facility

The following table summarizes the Company's unsecured term loan facilities and revolving credit facility:

		December 31, 2018		December 31, 2017
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Unsecured term loan due 2020 - fixed rate (1)	5/16/2020	$75,000	2.99%	$75,000	2.99%
Unsecured term loan due 2021 - fixed rate (2)	5/29/2021	75,000	2.84%	75,000	2.84%
Unsecured term loan due 2023 - fixed rate (3)	3/1/2023	60,000	3.42%	60,000	3.60%
		$210,000	3.06%	$210,000	3.11%
Unamortized deferred financing costs		(808)		(1,224)
Term loans, net		$209,192		$208,776

Revolving credit facility - variable rate	9/14/2021	$—	3.81%	$30,000	2.71%

(1)	Swapped to a weighted average fixed rate of 1.69%, plus a credit spread of 1.30%, based on a leverage grid at December 31, 2018.

(2)	Swapped to a weighted average fixed rate of 1.49%, plus a credit spread of 1.35%, based on a leverage grid at December 31, 2018.

(3)	Swapped to a weighted average fixed rate of 1.77%, plus a credit spread of 1.65%, based on a leverage grid at December 31, 2018.

As of December 31, 2018, we had no balance outstanding under our revolving credit facility, a decrease of $30.0 million from December 31, 2017, as a result of repayments made with the net proceeds received from disposed properties during the year.  The credit facility matures September 2021 and can be extended one year to 2022 through two six month options.  Borrowings on the credit facility are priced on a leverage grid ranging from LIBOR plus 130 basis points to LIBOR plus 195 basis points. At December 31, 2018 borrowings were priced at LIBOR plus 130 basis points.  Additionally, the facility allows for increased borrowing capacity up to $650.0 million through an accordion feature. After adjusting for outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying consolidated balance sheets, totaling $0.2 million, we had $349.8 million of availability under our revolving credit facility. The interest rate as of December 31, 2018 was 3.81%.

Mortgages

The following table summarizes the Company's fixed rate mortgages:

		December 31, 2018		December 31, 2017
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Crossroads Centre Home Depot	12/1/2019	$—	—%	$3,352	7.38%
West Oaks II and Spring Meadows Place	4/20/2020	25,804	6.50%	26,611	6.50%
Bridgewater Falls Shopping Center	2/6/2022	54,514	5.70%	55,545	5.70%
The Shops on Lane Avenue	1/10/2023	28,650	3.76%	28,650	3.76%
Nagawaukee II	6/1/2026	6,166	5.80%	6,786	5.80%
		$115,134	5.40%	$120,944	5.47%
Unamortized premium		2,948		3,967
Unamortized deferred financing costs		(73)		(149)
	Total	$118,009		$124,762

The fixed rate mortgages are secured by properties that have an approximate net book value of $181.4 million as of December 31, 2018.

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

Junior Subordinated Notes

Our junior subordinated notes have a variable rate of LIBOR plus 3.30%, for an effective rate of 5.82% at December 31, 2018.  The maturity date is January 2038.

Capital lease

At December 31, 2018 we had a capital ground lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky with a gross carrying value of $13.2 million classified as land. Total amounts expensed as interest relating to this lease were $0.1 million, $0.1 million and $0.1 million for each of the years ended December 31, 2018, 2017, and 2016, respectively.

Covenants

Our revolving credit facility, senior unsecured notes and term loans contain financial covenants relating to total leverage, fixed charge coverage ratio, tangible net worth and various other calculations.  As of December 31, 2018, we were in compliance with these covenants.

The following table presents scheduled principal payments on mortgages and notes payable and capital lease payments as of December 31, 2018:

Year Ending December 31,	Principal Payments	Capital Lease Payments
	(In thousands)
2019	$2,611	$100
2020	102,269	100
2021	114,508	100
2022	77,397	100
2023	129,388	100
Thereafter	537,086	900
Subtotal debt	963,259	1,400
Unamortized mortgage premium	2,948	—
Unamortized deferred financing costs	(3,058)	—
Amounts representing interest	—	(425)
Total	$963,149	$975

9. Acquired Lease Intangible Liabilities, Net

Acquired lease intangible liabilities, net were $48.6 million and $60.2 million as of December 31, 2018 and 2017, respectively. The lease intangible liabilities relate to below-market leases and are being accreted over the applicable terms of the acquired leases, which resulted in an increase in revenue of $11.4 million, $6.4 million, and $5.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

We completed one acquisition in 2018 and the purchase price allocation included $0.6 million of acquired lease intangible liabilities.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017.

	Balance Sheet Location	Total Fair Value	Level 1	Level 2	Level 3
2018		(In thousands)
Derivative assets - interest rate swaps	Other assets	$4,115	$—	$4,115	$—
Derivative liabilities - interest rate swaps	Other liabilities	$—	$—	$—	$—
2017
Derivative assets - interest rate swaps	Other assets	$3,133	$—	$3,133	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(208)	$—	$(208)	$—

Other Assets and Liabilities
The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

Debt

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $935.1 million and $940.9 million as of December 31, 2018 and 2017, respectively, have fair values of approximately $928.2 million and $940.8 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $28.1 million and $58.1 million as of December 31, 2018 and 2017, respectively. We classify our debt as Level 2.

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
The table below presents the recorded amount of assets at the time they were marked to fair value during the years ended December 31, 2018 and 2017 on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the years ended December 31, 2018 and 2017.

Assets	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment
	(In thousands)
2018
Income producing properties	$85,185	$—	$—	$85,185	$(13,434)
Land available for sale	610	—	—	610	(216)
Total	$85,795	$—	$—	$85,795	$(13,650)
2017
Income producing properties	$68,100	$—	$—	$68,100	$(8,422)
Land available for sale	1,896	—	—	1,896	(982)
Total	$69,996	$—	$—	$69,996	$(9,404)

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

11.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt. We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing.  On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in our consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. At December 31, 2018, all of our hedges were highly effective.

As of December 31, 2018, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million converting our floating rate corporate debt to fixed rate debt. All of our interest rate swap agreements are designated as cash flow hedges. The agreements provide for swapping one-month LIBOR interest rates ranging from 1.460% to 2.150% and have expirations ranging from May 2020 to March 2023.

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2018:

Underlying Debt	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan facility	Cash Flow	$15,000	2.150%	$77	05/2020
Unsecured term loan facility	Cash Flow	10,000	2.150%	51	05/2020
Unsecured term loan facility	Cash Flow	50,000	1.460%	726	05/2020
Unsecured term loan facility	Cash Flow	20,000	1.498%	449	05/2021
Unsecured term loan facility	Cash Flow	15,000	1.490%	340	05/2021
Unsecured term loan facility	Cash Flow	40,000	1.480%	914	05/2021
Unsecured term loan facility	Cash Flow	60,000	1.770%	1,558	03/2023
		$210,000		$4,115

The effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income for the years ended December 31, 2018 and 2017 is summarized as follows:

	Amount of Gain Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Year Ended December 31,			Year Ended December 31,
	2018	2017		2018	2017
	(In thousands)			(In thousands)
Interest rate contracts - assets	$360	$1,373	Interest Expense	$623	$(383)
Interest rate contracts - liabilities	246	1,983	Interest Expense	(39)	(891)
Total	$606	$3,356	Total	$584	$(1,274)

12. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at December 31, 2018, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2019	$165,132
2020	152,065
2021	132,928
2022	110,472
2023	89,124
Thereafter	286,226
Total	$935,947

Expenses

We have operating leases for our two corporate offices that expire in August 2019 and January 2024. We recognized rent expense of $0.7 million, $0.6 million, and $0.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

We also have an operating ground lease at Centennial Shops located in Edina, Minnesota. The lease includes rent escalations throughout the lease period and expires in April 2105. We recognized rent expense of $1.2 million, $1.2 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Approximate future rental payments under our non-cancelable operating leases, assuming no option extensions are as follows:

Year Ending December 31,
(In thousands)
2019	$1,631
2020	1,243
2021	1,252
2022	1,262
2023	1,272
Thereafter	94,463
Total	$101,123

13. Earnings per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Net income	$18,036	$70,719	$61,112
Net (income) attributable to noncontrolling interest	(417)	(1,659)	(1,448)
Preferred share dividends and conversion costs	(6,701)	(6,701)	(6,701)
Allocation of income to restricted share awards	(460)	(429)	(354)
Net income available to common shareholders	$10,458	$61,930	$52,609

Weighted average shares outstanding, Basic	79,592	79,344	79,236

Earnings per common share, Basic	$0.13	$0.78	$0.66

The following table sets forth the computation of diluted EPS:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Net income	$18,036	$70,719	$61,112
Net (income) attributable to noncontrolling interest	(417)	(1,659)	(1,448)
Preferred share dividends and conversion costs	(6,701)	(6,701)	(6,701)
Allocation of income to restricted share awards	(460)	(429)	(354)
Net income available to common shareholders	$10,458	$61,930	$52,609

Weighted average shares outstanding, Basic	79,592	79,344	79,236
Restricted share awards using the treasury method	496	186	199
Weighted average shares outstanding, Diluted	80,088	79,530	79,435

Earnings per common share, Diluted	$0.13	$0.78	$0.66

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Year Ended December 31,
	2018		2017		2016
	Issued	Converted	Issued	Converted	Issued	Converted
Operating Partnership Units	1,909	1,909	1,916	1,916	1,917	1,917
Series D Preferred Shares	1,849	6,858	1,849	6,740	1,849	6,630
Performance Share Units	—	—	98	—	—	—
	3,758	8,767	3,863	8,656	3,766	8,547

14. Shareholders’ Equity

Underwritten public offerings

We did not complete any underwritten public offerings in 2018, 2017 nor 2016.

Controlled equity offerings

In June 2016, we commenced an equity distribution agreement that registered up to 8.0 million common shares pursuant to which we may sell up to 8.0 million common shares from time to time, in our sole discretion in an at-the-market equity program. The sale of such shares issuable pursuant to the distribution agreement is registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925). We issued no shares under the arrangement in either 2018 or 2017.

Non-Controlling Interests

As of December 31, 2018, 2017 and 2016 we had 1,909,018, 1,916,403 and 1,917,329 OP Units outstanding, respectively. OP Unit holders are entitled to exchange their units for our common shares on a 1:1 basis or for cash.  The form of payment is at our election. During 2018, 2017 and 2016, 7,385, 926 and 84,132 units were converted for cash in the amount of $0.1 million, $0.0 million and $1.5 million, respectively.

Preferred Shares

As of December 31, 2018, 2017 and 2016 we had 1,848,539 shares of 7.25% Series D Cumulative Convertible Perpetual Preferred Shares (“Preferred Shares”) outstanding that have a liquidation preference of $50 per share and a par value of $0.01 per share. The Preferred Shares are convertible at any time by the holders to our common shares at a conversion rate of $13.48, $13.71 and $13.94 per share as of December 31, 2018, 2017 and 2016, respectively. The conversion rate is adjusted quarterly. The Preferred Shares are also convertible under certain circumstances at our election. The holders of the Preferred Shares have no voting rights. At December 31, 2018, 2017, and 2016, the Preferred Shares were convertible into approximately 6.9 million, 6.7 million and 6.6 million shares of common stock, respectively.

The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2018		2017		2016
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$0.880	$0.880	$0.880	$0.880	$0.860	$0.850
Preferred shares	$3.625	$3.625	$3.625	$3.625	$3.625	$3.625

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2018	2017	2016
Common shares
Ordinary dividend (1)	$0.214	$0.686	$0.640
Capital gain distribution	—	0.034	0.160
Non-dividend distribution	0.666	—	—
	$0.880	$0.720	$0.800
7.25% Series D Cumulative Convertible Perpetual Preferred Shares
Ordinary dividend (1)	$3.482	$2.725	$2.881
Capital gain distribution	—	0.137	0.744
	$3.482	$2.862	$3.625

(1) Represents qualified REIT dividends that may be eligible for the 20% qualified business income deduction under Section 199A of the Internal Revenue Code if 1986, as amended, that is available for non-corporate taxpayers and is included in "Ordinary Dividends".

The fourth quarter common shares distribution for 2018, which was paid on January 2, 2019, has been treated as paid on January 2, 2019 for income tax purposes. The fourth quarter distribution for 2017 which was paid on January 2, 2018, has been treated as paid on January 2, 2018 for income tax purposes.

The fourth quarter preferred shares distribution for 2018, which was paid on January 2, 2019, has been treated as paid on January 2, 2019 for income tax purposes. The fourth quarter preferred shares distribution for 2017, which was paid on January 2, 2018 has been treated as paid in two tax years for income tax purposes, $0.14 has been treated as paid on December 31, 2017 and $0.76 has been treated as paid on January 2, 2018.

Dividend reinvestment plan

We have a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional shares of beneficial interest based on the average price of the shares acquired for the distribution.

15.  Share-Based Compensation and Other Benefit Plans

Incentive, Inducement and Stock Option Plans

As of December 31, 2018 we had two share-based compensation plan in effect: 1) the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to any Company performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees; and 2) the Inducement Incentive Plan (“Inducement Plan”), which was approved by the Board of Trustees in April 2018 and under which our compensation committee may grant, subject to any Company performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement material to the individual’s entry into employment with the Company. The 2012 LTIP allows us to issue up to 2.0 million common shares of beneficial interest, of which 0.9 million remained available for issuance as of December 31, 2018. The Inducement Plan allows us to issue up to 6.0 million common shares of beneficial interest, of which 5.4 million remained available for issuance as of December 31, 2018.

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
We recognized total share-based compensation expense of $6.7 million, $4.4 million, and $3.5 million for 2018, 2017, and 2016, respectively.

Restricted Stock Share-Based Compensation

Under the 2012 LTIP and Inducement Plan, the Company has made grants of service-based restricted shares, performance-based cash awards and performance-based equity awards.

The service-based restricted share awards to employees vest over three years or five years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year.  We recognized expense related to service-based restricted share grants of $4.7 million for the year ended December 31, 2018, $2.7 million for year ended December 31, 2017 and $2.9 million for the year ended December 31, 2016.

A summary of the activity of service-based restricted shares under the 2012 LTIP and Inducement Plan for the years ended December 31, 2018, 2017 and 2016 is presented below:

	2018		2017		2016
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, beginning of the year	412,195	$15.58	327,543	$17.02	327,732	$16.39
Granted	492,871	12.99	210,895	14.22	130,890	17.80
Vested	(478,863)	13.57	(119,134)	16.66	(124,187)	15.88
Forfeited or expired	(72,174)	13.96	(7,109)	14.75	(6,892)	16.76
Outstanding, end of the year	354,029	$13.05	412,195	$15.58	327,543	$17.02

The performance-based awards are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (the “TSR Grants”). Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. We recognized compensation expense of $0.9 million, $1.5 million and $0.7 million related to these performance awards recorded during the years ended December 31, 2018, 2017 and 2016, respectively.

The Company also determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. We recognized compensation expense of $1.1 million and $0.2 million related to these performance awards recorded during the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, we had $6.9 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards. This expense is expected to be recognized over a weighted-average period of 2.3 years.

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

No options were granted under the LTIP in the years ended December 31, 2018, 2017 and 2016.

The following table reflects the stock option activity for all plans described above:

	2018		2017		2016
	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price
Outstanding, beginning of the year	—	$—	57,140	$34.69	107,165	$32.13
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited or expired	—	—	(57,140)	34.69	(50,025)	29.21
Outstanding, end of the year	—	$—	—	$—	57,140	$34.69
Exercisable, end of the year	—	$—	—	$—	57,140	$34.69

Other Benefit Plan

The Company has a defined contribution profit sharing plan and trust (the "Plan") with a qualified cash or deferred 401(k) arrangement covering all employees. Participation in the Plan is discretionary for all full-time employees who have attained the age of 21. The entry date eligibility is the first pay date of a quarter following the date of hire. Our expense for the years ended December 31, 2018, 2017 and 2016 was approximately $0.2 million, $0.2 million and $0.2 million, respectively.

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

As of December 31, 2018, we had a federal and state deferred tax asset of $7.4 million and a valuation allowance of $7.4 million, which represents a increase of $0.7 million from December 31, 2017.  Our deferred tax assets, such as net operating losses and land basis differences, are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets. These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

If in the future we are able to conclude it is more likely than not that we will realize a future benefit from a deferred tax asset, we will reduce the related valuation allowance by the appropriate amount. If this occurs, it will result in a net deferred tax asset on our balance sheet and an income tax benefit of equal magnitude in our statement of operations in the period we made the determination.

During the years ended December 31, 2018, 2017 and 2016, we recorded an income tax provision of approximately $0.2 million, $0.1 million, and $0.3 million, respectively.

We had no unrecognized tax benefits as of or during the three year period ended December 31, 2018.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2018.  No material interest or penalties relating to income taxes were recognized in the statement of operations for the years ended December 31, 2018, 2017, and 2016 or in the consolidated balance sheets as of December 31, 2018, 2017, and 2016.  It is our accounting policy to classify interest and penalties relating to unrecognized tax benefits as tax expense.  As of December 31, 2018, returns for the calendar years 2015 through 2018 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions.  As of December 31, 2018, certain returns for calendar year 2014 also remain subject to examination by various state and local tax jurisdictions.

Sales Tax

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

17.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2018, we had entered into agreements for construction costs of approximately $6.7 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. We are not aware of any matters that would have a material effect on our consolidated financial statements.

Development Obligations

As of December 31, 2018, the Company has $2.2 million of development related obligations that require annual payments through December 2034.

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $10.3 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

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

18. Reorganization

In connection with the reorganization of the executive management team, we recorded one-time employee termination benefits of $7.6 million for the year ended December 31, 2018. In connection with the reduction-in-force resulting from the reorganization of the Company's operating structure, we recorded one-time employee termination benefits of $0.8 million for the year ended December 31, 2018. Such charges are reflected in the consolidated statements of operations in general and administrative expense.

19.  Subsequent Events

In February 2019, the Company sold the East Town Plaza shopping center in located in Madison, Wisconsin for a gross sales price of $13.5 million.

20.  Selected Quarterly Financial Data (Unaudited)

The following table sets forth summarized quarterly financial data for the year ended December 31, 2018:

	Quarters Ended 2018
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
	(In thousands, except per share amounts)
Total revenue	$62,718	$69,967	$64,217	$63,720
Operating income	$17,755	$14,829	$16,240	$3,436
Net income attributable to RPT	$7,460	$4,403	$10,364	$(4,191)
Net income available to common shareholders	$5,611	$2,627	$8,449	$(5,769)
Earnings per common share, basic: (1)	$0.07	$0.03	$0.10	$(0.07)
Earnings per common share, diluted:(1)	$0.07	$0.03	$0.10	$(0.07)

(1)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2018.

The following table sets forth summarized quarterly financial data for the year ended December 31, 2017:

	Quarters Ended 2017
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
	(In thousands, except per share amounts)
Total revenue	$67,825	$67,062	$65,931	$64,263
Operating income	$13,091	$18,132	$16,531	$15,646
Net income attributable to RPT	$13,098	$6,105	$28,933	$20,923
Net income available to common shareholders	$11,423	$4,430	$27,258	$19,248
Earnings per common share, basic: (1)	$0.14	$0.05	$0.34	$0.24
Earnings per common share, diluted:(1)	$0.14	$0.05	$0.33	$0.24

(1)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2017.

RPT REALTY
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2018
(in thousands of dollars)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

For the Year Ended December 31, 2018
Allowance for Doubtful Accounts	$1,374	57	(573)	—	$858
Straight Line Rent Reserve	$2,667	(337)	(7)	—	$2,323

For the Year Ended December 31, 2017
Allowance for Doubtful Accounts	$1,861	298	(929)	144	$1,374
Straight Line Rent Reserve	$3,245	(500)	(67)	(11)	$2,667

For the Year Ended December 31, 2016
Allowance for Doubtful Accounts	$2,790	477	(1,506)	100	$1,861
Straight Line Rent Reserve	$3,531	353	(619)	(20)	$3,245

RPT REALTY
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(in thousands of dollars)

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired

Bridgewater Falls	OH	$54,514	$9,831	$76,446	$550	$9,831	$76,996	$86,827	$10,450	2005/2007	2014
Buttermilk Towne Center	KY	—	13,249	21,103	2,576	13,249	23,679	36,928	3,422	2005	2014
Centennial Shops	MN	—	—	29,639	532	—	30,171	30,171	2,391	2008	2016
Central Plaza	MO	—	10,250	10,909	2,195	10,250	13,104	23,354	2,372	1970	2012
Clinton Pointe	MI	—	1,175	10,499	2,074	1,176	12,572	13,748	4,338	1992	2003
Coral Creek Shops	FL	—	1,565	14,085	2,211	1,572	16,289	17,861	6,229	1992	2002
Crofton Centre	MD	—	8,012	22,774	1,010	8,012	23,784	31,796	2,632	1974	2015
Cypress Point	FL	—	2,968	17,637	1,427	2,968	19,064	22,032	3,348	1983	2013
Deer Creek Shopping Center	MO	—	6,070	18,105	126	6,070	18,231	24,301	3,213	1970's/2013	2013
Deer Grove Centre	IL	—	8,408	8,197	6,562	8,408	14,759	23,167	3,331	1997	2013
Deerfield Towne Center	OH	—	6,868	78,551	10,861	6,868	89,412	96,280	15,526	2004/2007	2013
East Town Plaza	WI	—	1,768	16,216	1,863	1,768	18,079	19,847	8,982	1992	2000
Front Range Village	CO	—	19,413	80,600	14,285	19,413	94,885	114,298	11,032	2008	2014
Heritage Place	MO	—	13,899	22,506	3,290	13,899	25,796	39,695	6,455	1989	2011
Holcomb Center	GA	—	658	5,953	11,067	658	17,020	17,678	8,152	1986	1996
Hunters Square	MI	—	7,673	52,774	6,466	7,652	59,261	66,913	9,957	1988	2013
Lakeland Park Center	FL	—	15,365	—	38,458	16,864	36,959	53,823	5,501	2014	2008
Marketplace of Delray	FL	—	7,922	18,910	2,690	7,922	21,600	29,522	3,808	1981/2010	2013
Market Plaza	IL	—	9,391	22,682	39	9,391	22,721	32,112	2,606	1965/2009	2015
Merchants' Square	IN	—	4,997	18,346	3,542	4,997	21,888	26,885	5,908	1970	2010
Mission Bay	FL	—	33,975	48,159	12,884	33,975	61,043	95,018	10,169	1989	2013
Mount Prospect Plaza	IL	—	11,633	21,767	(4,922)	9,601	18,877	28,478	3,939	1958/1987/2012	2013
Nagawaukee Shopping Center	WI	6,166	7,549	30,898	4,301	7,549	35,199	42,748	5,807	1994/2004/2008	2012/2013
Olentangy Plaza	OH	—	4,283	20,774	2,448	4,283	23,222	27,505	2,585	1981	2015
Parkway Shops	FL	—	3,145	—	21,481	5,902	18,724	24,626	3,024	2013	2008
Peachtree Hill	GA	—	7,517	17,062	(939)	6,926	16,714	23,640	1,763	1986	2015
Promenade at Pleasant Hill	GA	—	3,891	22,520	6,704	3,440	29,675	33,115	10,125	1993	2004
Providence Marketplace	TN	—	22,171	85,657	591	22,171	86,248	108,419	5,671	2006	2017
River City Marketplace	FL	—	19,768	73,859	8,438	11,194	90,871	102,065	29,234	2005	2005
Rivertowne Square	FL	—	954	8,587	2,282	954	10,869	11,823	4,497	1980	1998
Shoppes of Lakeland	FL	—	5,503	20,236	1,147	5,503	21,383	26,886	3,835	1985	1996
Shops at Old Orchard	MI	—	2,864	16,698	878	2,864	17,576	20,440	2,904	1972/2011	2013

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired

Southfield Plaza	MI	—	1,121	10,777	795	1,121	11,572	12,693	7,286	1969	1996
Spring Meadows Place (1)	OH	25,804	2,646	16,758	17,718	5,041	32,081	37,122	12,064	1987	1996
Tel-Twelve	MI	—	3,819	43,181	30,091	3,819	73,272	77,091	35,805	1968	1996
The Crossroads	FL	—	1,850	16,650	1,296	1,857	17,939	19,796	7,315	1988	2002
The Shoppes at Fox River	WI	—	8,534	26,227	21,258	9,750	46,269	56,019	8,581	2009	2010
The Shops on Lane Avenue	OH	28,650	4,848	51,273	3,749	4,848	55,022	59,870	6,394	1952/2004	2015
Town & Country Crossing	MO	—	8,395	26,465	10,308	8,395	36,773	45,168	7,371	2008	2011
Treasure Coast Commons	FL	—	2,924	10,644	717	2,924	11,361	14,285	1,839	1996	2013
Troy Marketplace	MI	—	4,581	19,041	11,032	6,176	28,478	34,654	3,389	2000/2010	2013
Troy Marketplace II	MI	—	3,790	10,292	610	3,790	10,902	14,692	2,891	2000/2010	2013
Village Lakes Shopping Center	FL	—	862	7,768	7,300	862	15,068	15,930	6,530	1987	1997
Vista Plaza	FL	—	3,667	16,769	489	3,667	17,258	20,925	2,984	1998	2013
Webster Place	IL	—	28,410	21,752	572	28,410	22,324	50,734	2,594	1987	2017
West Broward	FL	—	5,339	11,521	570	5,339	12,091	17,430	1,961	1965	2013
West Allis Towne Centre	WI	—	1,866	16,789	17,443	1,866	34,232	36,098	14,438	1987	1996
West Oaks I	MI	—	1,058	17,173	21,677	2,826	37,082	39,908	9,641	1979	1996/2018
West Oaks II	MI	—	1,391	12,519	7,773	1,391	20,292	21,683	10,364	1986	1996
Winchester Center	MI	—	5,667	18,559	7,076	5,667	25,635	31,302	4,282	1980	2013
Woodbury Lakes	MN	—	10,411	55,635	25,721	10,411	81,356	91,767	9,260	2005	2014
Land Held for Future Development (2)	Various	—	28,266	14,026	(12,465)	22,967	6,860	29,827	—	N/A	N/A
TOTALS		$115,134	$402,180	$1,335,968	$340,847	$396,457	$1,682,538	$2,078,995	$358,195

(1) The property's mortgage loan is cross-collateralized with West Oaks II.
(2) Primarily in Hartland, MI, Lakeland, FL and Jacksonville, FL.

SCHEDULE III
REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
December 31, 2018

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Reconciliation of total real estate carrying value:
Balance at beginning of year	$2,189,022	$2,202,670	$2,245,100
Additions during period:
Acquisition	6,427	159,332	29,694
Improvements	68,914	56,384	62,927
Deductions during period:
Cost of real estate sold/written off	(171,718)	(219,960)	(127,343)
Impairment	(13,650)	(9,404)	(977)
Reclassification to held for sale	—	—	(6,731)
Balance at end of year	$2,078,995	$2,189,022	$2,202,670
Reconciliation of accumulated depreciation:
Balance at beginning of year	$351,632	$345,204	$331,520
Depreciation Expense	63,524	65,720	63,085
Cost of real estate sold/written off	(56,961)	(59,292)	(42,670)
Reclassification to held for sale	—	—	(6,731)
Balance at end of year	$358,195	$351,632	$345,204

Aggregate cost for federal income tax purposes	$2,128,169	$2,243,928	$2,326,027