Form 10-Q
period 2019-03-31
RPT Realty
filed 2019-05-02
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                       No  ☒

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest, ($0.01 Par Value Per Share)	RPT	New York Stock Exchange
7.25% Series D Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest ($0.01 Par Value Per Share)	RPT.PRD	New York Stock Exchange

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of April 26, 2019: 80,352,686

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RPT REALTY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$361,973	$373,490
Buildings and improvements	1,598,812	1,652,283
Less accumulated depreciation and amortization	(352,074)	(358,195)
Income producing properties, net	1,608,711	1,667,578
Construction in progress and land available for development	47,799	53,222
Net real estate	1,656,510	1,720,800
Equity investments in unconsolidated joint ventures	1,606	1,572
Cash and cash equivalents	85,016	41,064
Restricted cash and escrows	3,297	3,658
Accounts receivable (net of allowance for doubtful accounts of $978 and $858 as of March 31, 2019 and December 31, 2018, respectively)	26,671	23,802
Acquired lease intangibles, net	40,802	44,432
Operating lease right-of-use assets	17,698	—
Other assets, net	90,451	93,112
TOTAL ASSETS	$1,922,051	$1,928,440

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$962,433	$963,149
Finance lease obligation	975	975
Accounts payable and accrued expenses	47,526	56,355
Distributions payable	19,772	19,728
Acquired lease intangibles, net	46,321	48,647
Operating lease liabilities	16,403	—
Other liabilities	6,830	8,043
TOTAL LIABILITIES	1,100,260	1,096,897

Commitments and Contingencies

RPT Realty ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,757 and 79,734 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	798	797
Additional paid-in capital	1,166,048	1,164,848
Accumulated distributions in excess of net income	(459,365)	(450,130)
Accumulated other comprehensive income	2,517	4,020
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	802,425	811,962
Noncontrolling interest	19,366	19,581
TOTAL SHAREHOLDERS' EQUITY	821,791	831,543

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,922,051	$1,928,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUE
Rental income	$58,358	$61,818
Other property income	1,299	814
Management and other fee income	51	86
TOTAL REVENUE	59,708	62,718

EXPENSES
Real estate taxes	9,822	10,157
Recoverable operating expense	6,681	6,806
Non-recoverable operating expense	2,490	1,712
Depreciation and amortization	19,219	21,112
General and administrative expense	6,066	5,176
TOTAL EXPENSES	44,278	44,963

OPERATING INCOME	15,430	17,755

OTHER INCOME AND EXPENSES
Other (expense) income, net	(108)	253
Gain on sale of real estate	5,702	—
Earnings from unconsolidated joint ventures	54	71
Interest expense	(10,349)	(10,601)
INCOME BEFORE TAX	10,729	7,478
Income tax provision	(36)	(18)
NET INCOME	10,693	7,460
Net income attributable to noncontrolling partner interest	(250)	(174)
NET INCOME ATTRIBUTABLE TO RPT	10,443	7,286
Preferred share dividends	(1,675)	(1,675)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,768	$5,611

EARNINGS PER COMMON SHARE
Basic	$0.11	$0.07
Diluted	$0.11	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,744	79,423
Diluted	79,931	79,570

Cash Dividend Declared per Common Share	$0.22	$0.22

OTHER COMPREHENSIVE INCOME
Net income	$10,693	$7,460
Other comprehensive gain (loss):
(Loss) gain on interest rate swaps	(1,539)	2,442
Comprehensive income	9,154	9,902
Comprehensive income attributable to noncontrolling interest	(214)	(232)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$8,940	$9,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2019 and March 31, 2018
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2018	$92,427	$797	$1,164,848	$(450,130)	$4,020	$19,581	$831,543
Adoption of ASU 2016-02	—	—	—	(325)	—	(8)	(333)
Share-based compensation, net of shares withheld for employee taxes	—	1	1,200	—	—	—	1,201
Dividends declared to common shareholders	—	—	—	(17,546)	—	—	(17,546)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(421)	(421)
Dividends declared to deferred shares	—	—	—	(132)	—	—	(132)
Other comprehensive income adjustment	—	—	—	—	(1,503)	(36)	(1,539)
Net income	—	—	—	10,443	—	250	10,693
Balance, March 31, 2019	$92,427	$798	$1,166,048	$(459,365)	$2,517	$19,366	$821,791

Balance, December 31, 2017	$92,427	$794	$1,160,862	$(392,619)	$2,858	$20,847	$885,169
Adoption of ASU 2017-05	—	—	—	2,109	—	51	2,160
Redemption of OP unit holders	—	—	—	(2)	—	(5)	(7)
Share-based compensation, net of shares withheld for employee taxes	—	1	390	—	—	—	391
Dividends declared to common shareholders	—	—	—	(17,484)	—	—	(17,484)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(421)	(421)
Dividends declared to deferred shares	—	—	—	(127)	—	—	(127)
Other comprehensive income adjustment	—	—	—	—	2,385	57	2,442
Net income	—	—	—	7,286	—	174	7,460
Balance, March 31, 2018	$92,427	$795	$1,161,252	$(402,512)	$5,243	$20,703	$877,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$10,693	$7,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,219	21,112
Amortization of deferred financing fees	362	380
Income tax provision	36	18
Earnings from unconsolidated joint ventures	(54)	(71)
Distributions received from operations of unconsolidated joint ventures	17	222
Gain on sale of real estate	(5,702)	—
Amortization of premium on mortgages, net	(242)	(260)
Service-based restricted share expense	812	724
Long-term incentive cash and equity compensation expense	206	71
Changes in assets and liabilities:
Accounts receivable, net	(2,687)	891
Acquired lease intangibles and other assets, net	(454)	206
Accounts payable, acquired lease intangibles and other liabilities	(8,330)	(3,205)
Net cash provided by operating activities	13,876	27,548

INVESTING ACTIVITIES
Acquisition of real estate	—	(6,365)
Development and capital improvements	(16,760)	(22,816)
Net proceeds from sales of real estate	66,960	—
Net cash provided by (used in) investing activities	50,200	(29,181)

FINANCING ACTIVITIES
Repayments of mortgages and notes payable	(654)	(642)
Proceeds on revolving credit facility	—	25,000
Redemption of operating partnership units for cash	—	(7)
Shares used for employee taxes upon vesting of awards	(101)	(411)
Dividends paid to preferred shareholders	(1,675)	(1,675)
Dividends paid to common shareholders and deferred shares	(17,634)	(17,573)
Distributions paid to operating partnership unit holders	(421)	(421)
Net cash (used in) provided by financing activities	(20,485)	4,271

Net change in cash, cash equivalents and restricted cash	43,591	2,638
Cash, cash equivalents and restricted cash at beginning of period	44,722	12,891
Cash, cash equivalents and restricted cash at end of period	$88,313	$15,529

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $24 and $245 in 2019 and 2018, respectively)	$7,296	$6,078
Deferred gain recognized in equity	$—	$2,160

	As of March 31,
Reconciliation of cash, cash equivalents and restricted cash	2019	2018
Cash and cash equivalents	$85,016	$10,315
Restricted cash and escrows	3,297	5,214
	$88,313	$15,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

RPT Realty, together with its subsidiaries (the “Company” or “RPT”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of dynamic open-air shopping destinations principally located in the top U.S. markets. The Company's locally-curated consumer experience reflects the lifestyles of its diverse neighborhoods and match the modern expectation of its retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange under the ticker symbol RPT. As of March 31, 2019, the Company's portfolio consisted of 49 shopping centers (including one shopping center owned through a joint venture) representing 11.9 million square feet.  As of March 31, 2019, the Company’s aggregate portfolio was 94.8% leased.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the operating partnership, RPT Realty, L.P. (the "OP") (97.7% owned by the Company at March 31, 2019 and December 31, 2018), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.

We have elected to be a REIT for federal income tax purposes.  All intercompany balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Reclassifications

Certain amounts in the prior period have been reclassified in order to conform with the current period’s presentation. The Company reclassified $0.7 million of expense associated with property related employee compensation and benefits from General and administrative expense to Non-recoverable operating expense for the three months ended March 31, 2018.

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expanded the scope of Topic 718, Compensation-Stock Compensation (which previously only included share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees is now substantially aligned. This standard became effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2016, the FASB updated ASC Topic 842 “Leases” (“ASU 2016-02”). ASU 2016-02 requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not incremental direct leasing costs. In addition, the following ASUs were subsequently issued related to ASC Topic 842, all of which were effective with ASU 2016-02:

•
In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842”. The standard provides an optional transition practical expedient for the adoption of ASU 2016-02 that, if elected, does not require an organization to reconsider its accounting for existing land easements that are not currently accounted for under the old leases standard.

•	In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which affects narrow aspects of the guidance issued in the amendments in ASU 2016-02.

•
In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met. The guidance also provides an optional transition method which would allow entities to initially apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if necessary.

•
In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” which addresses specific issues in the leasing guidance, including sales taxes and other similar taxes collected from lessees, certain lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components.

This standard became effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company has elected the practical expedients allowable under ASU 2018-01 and ASU 2018-11, which included the optional transition method permitting January 1, 2019 to be its initial application date. On January 1, 2019, the Company elected the single component practical expedient, which requires a lessor, by class of underlying asset, not to allocate the total consideration to the lease and non-lease components based on their relative stand-alone selling prices. This single component practical expedient requires the Company to account for the lease component and non-lease component(s) associated with that lease as a single component if (i) the timing and pattern of transfer of the lease component and the non-lease component(s) associated with it are the same and (ii) the lease component would be classified as an operating lease if it were accounted for separately. If these criteria are met, and the lease component is predominant, the lease is accounted for under ASC 842. As a result of this assessment, minimum rent and recovery income from the lease of real estate assets that qualify for this expedient are accounted for as a single component under ASC 842, with recovery income primarily as variable consideration. The Company’s operating leases commencing or modified after January 1, 2019, for which the Company is the lessor, qualify for the single component practical expedient accounting under ASC 842. Based on the Company’s election of available practical expedients, the Company’s existing operating leases whereby it is the lessor continue to be accounted for as operating leases under ASC 842.
However, ASC 842 changed certain requirements regarding lease classification for lessors that could result in the Company classifying certain future leases transacted or modified subsequent to adoption of the standard, particularly long-term ground leases, as sales-type or direct financing leases as opposed to operating leases.

Prior to the adoption of ASC 842, the Company recognized tenant recovery income regardless of whether the third party was paid by the lessor or lessee. Effective January 1, 2019, such tenant recoveries are only recognized to the extent that the Company pays the third party directly and are classified as rental income on the Company’s condensed consolidated income statement. Under ASC 842, lessors are required to continually assess collectibility of lessee payments and, if operating lease payments are not probable of collection, to only recognize into income the lesser of (i) straight-line rental income or (ii) lease payments received to date. Additionally, only incremental direct leasing costs are now capitalized under this new guidance, and the Company recognized a cumulative effect adjustment of approximately $0.3 million to shareholders' equity, primarily related to certain costs associated with unexecuted leases that were deferred as of the adoption date.

For leases where the Company is a lessee, primarily the Company’s ground lease and administrative office leases, the Company recorded an operating lease liability of $16.6 million and a operating lease right-of-use asset of $18.0 million upon adoption, which were initially measured at the present value of future lease payments. The right-of-use asset was recorded net of our existing straight-line rent liability and ground lease intangible asset. The present value of future lease payments was discounted using our incremental borrowing rate on a collateralized basis over a similar term in a similar environment. For leases with a term of 12 months or less, the Company has made a policy election to not recognize lease liabilities and lease assets. For our existing ground and office operating leases, we have continued to recognize straight-line rent expense within non-recoverable operating expenses and general and administrative expenses, respectively, within our condensed consolidated statement of operations.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which amends ASC 820, Fair Value Measurement. ASU 2018-13 modified the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. This standard is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We are currently evaluating the guidance and have not determined the impact this standard may have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on our consolidated financial statements.

In June 2016, the FASB updated Accounting Standards Codification (“ASC”) Topic 326 “Financial Instruments - Credit Losses” with ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within that fiscal year. In addition, in November 2018 the FASB issued ASU 2018-19, which clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. We are currently evaluating the guidance and have not determined the impact this standard may have on our condensed consolidated financial statements.

2.  Real Estate

Included in our net real estate assets are income producing properties that are recorded at cost less accumulated depreciation and amortization, construction in progress and land available for development.

We review our investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable.  These changes in circumstances include, but are not limited to, changes in occupancy, rental rates, net operating income, real estate values and expected holding period.

For the three months ended March 31, 2019 and March 31, 2018, we recorded no impairment provision.

Land available for development includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center or outparcel pad. The viability of all projects under construction or development is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development was $28.3 million and $29.5 million at March 31, 2019 and December 31, 2018, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $19.5 million and $23.7 million at March 31, 2019 and December 31, 2018, respectively. The decrease in construction in progress from December 31, 2018 to March 31, 2019 was due primarily to property dispositions and the completion of ongoing expansion projects, partially offset by capital expenditures for ongoing projects.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and probable of closing within one year of the reporting date. As of March 31, 2019, and December 31, 2018, we had no properties and no land parcels classified as held for sale.

3.  Property Acquisitions and Dispositions

Acquisitions

There were no acquisitions in the three months ended March 31, 2019.

Dispositions

The following table provides a summary of our disposition activity in the three months ended March 31, 2019:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain on Sale
		(in thousands)			(In thousands)
East Town Plaza	Madison, WI	217	N/A	02/20/19	$13,500	$1,169
The Shoppes at Fox River	Waukesha, WI	332	N/A	03/06/19	55,000	4,533
Total income producing dispositions		549	N/A		$68,500	$5,702

Total dispositions		549	—		$68,500	$5,702

4.  Equity Investments in Unconsolidated Joint Ventures

We are an investor in three joint venture agreements: 1) Ramco/Lion Venture LP, 2) Ramco 450 Venture LLC, and 3) Ramco HHF NP LLC, whereby we own 7%, 20%, and 30%, respectively, of the equity in each joint venture. We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	March 31, 2019	December 31, 2018
	(In thousands)
ASSETS
Investment in real estate, net	$22,450	$22,591
Other assets	2,122	2,099
Total Assets	$24,572	$24,690
LIABILITIES AND OWNERS' EQUITY
Total liabilities	$249	$525
Owners' equity	24,323	24,165
Total Liabilities and Owners' Equity	$24,572	$24,690

RPT's equity investments in unconsolidated joint ventures	$1,606	$1,572

	Three Months Ended March 31,
Statements of Operations	2019	2018
	(In thousands)
Total revenue	$794	$1,187
Total expenses	396	748
Net income	$398	$439

RPT's share of earnings from unconsolidated joint ventures	$54	$71

Acquisitions

There was no acquisition activity in the three months ended March 31, 2019 by any of our unconsolidated joint ventures.

Dispositions

There was no disposition activity in the three months ended March 31, 2019 by any of our unconsolidated joint ventures.

Joint Venture Management and Other Fee Income

We are engaged by our joint ventures to provide asset management, property management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Management fees	$27	$46
Leasing fees	24	40
Total	$51	$86

5.  Debt

The following table summarizes our mortgages, notes payable and finance lease obligation as of March 31, 2019 and December 31, 2018:

Notes Payable and Finance Lease Obligation	March 31, 2019	December 31, 2018
	(In thousands)
Senior unsecured notes	$610,000	$610,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	114,480	115,134
Unsecured revolving credit facility	—	—
Junior subordinated notes	28,125	28,125
	962,605	963,259
Unamortized premium	2,706	2,948
Unamortized deferred financing costs	(2,878)	(3,058)
Total notes payable	$962,433	$963,149

Finance lease obligation	$975	$975

Senior Unsecured Notes

The following table summarizes the Company's senior unsecured notes:

		March 31, 2019		December 31, 2018
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Senior unsecured notes	6/27/2021	$37,000	3.75%	$37,000	3.75%
Senior unsecured notes	12/21/2022	25,000	4.13%	25,000	4.13%
Senior unsecured notes	6/27/2023	41,500	4.12%	41,500	4.12%
Senior unsecured notes	5/28/2024	50,000	4.65%	50,000	4.65%
Senior unsecured notes	11/4/2024	50,000	4.16%	50,000	4.16%
Senior unsecured notes	11/18/2024	25,000	4.05%	25,000	4.05%
Senior unsecured notes	6/27/2025	31,500	4.27%	31,500	4.27%
Senior unsecured notes	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes	11/4/2026	50,000	4.30%	50,000	4.30%
Senior unsecured notes	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes	12/21/2029	20,000	4.72%	20,000	4.72%
		$610,000	4.21%	$610,000	4.21%
Unamortized deferred financing costs		(1,480)		(1,546)
	Total	$608,520		$608,454

Unsecured Term Loan Facilities and Revolving Credit Facility

The following table summarizes the Company's unsecured term loan facilities and revolving credit facility:

		March 31, 2019		December 31, 2018
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Unsecured term loan - fixed rate (1)	5/16/2020	$75,000	2.99%	$75,000	2.99%
Unsecured term loan - fixed rate (2)	5/29/2021	75,000	2.79%	75,000	2.84%
Unsecured term loan - fixed rate (3)	3/1/2023	60,000	3.37%	60,000	3.42%
		$210,000	3.03%	$210,000	3.06%
Unamortized deferred financing costs		(716)		(808)
Term loans, net		$209,284		$209,192

Revolving credit facility - variable rate	9/14/2021	$—	3.80%	—	3.81%

(1)	Swapped to a weighted average fixed rate of 1.69%, plus a credit spread of 1.30%, based on a leverage grid at March 31, 2019.

(2)	Swapped to a weighted average fixed rate of 1.49%, plus a credit spread of 1.30%, based on a leverage grid at March 31, 2019.

(3)	Swapped to a weighted average fixed rate of 1.77%, plus a credit spread of 1.60%, based on a leverage grid at March 31, 2019.

As of March 31, 2019 and December 31, 2018, we had no balance outstanding under our revolving credit facility. After adjusting for outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaling $0.2 million, we had $349.8 million of availability under our revolving credit facility. The interest rate as of March 31, 2019 was 3.80%.

Mortgages

The following table summarizes the Company's fixed rate mortgages:

		March 31, 2019		December 31, 2018
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
West Oaks II and Spring Meadows Place	4/20/2020	$25,588	6.50%	$25,804	6.50%
Bridgewater Falls Shopping Center	2/6/2022	54,237	5.70%	54,514	5.70%
The Shops on Lane Avenue	1/10/2023	28,650	3.76%	28,650	3.76%
Nagawaukee II	6/1/2026	6,005	5.80%	6,166	5.80%
		$114,480	5.40%	$115,134	5.40%
Unamortized premium		2,706		2,948
Unamortized deferred financing costs		(59)		(73)
	Total	$117,127		$118,009

The fixed rate mortgages are secured by properties that have an approximate net book value of $180.3 million as of March 31, 2019.

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

We have entered into a mortgage loan which is secured by multiple properties and contains cross-collateralization and cross-default provisions.  Cross-collateralization provisions allow a lender to foreclose on multiple properties in the event that we default under the loan.  Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.

Junior Subordinated Notes

Our junior subordinated notes have a variable rate of LIBOR plus 3.30%. The maturity date is January 2038.

Covenants

Our unsecured revolving credit facility, senior unsecured notes, and unsecured term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of March 31, 2019, we were in compliance with these covenants.

Debt Maturities

The following table presents scheduled principal payments on mortgages and notes payable as of March 31, 2019:

Year Ending December 31,
(In thousands)
2019	$1,957
2020	102,269
2021	114,508
2022	77,397
2023	129,388
Thereafter	537,086
Subtotal debt	962,605
Unamortized premium	2,706
Unamortized deferred financing costs	(2,878)
Total debt	$962,433

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

		Total Fair Value	Level 2
	Balance Sheet Location
March 31, 2019		(In thousands)
Derivative assets - interest rate swaps	Other assets	$2,576	$2,576
Derivative liabilities - interest rate swaps	Other liabilities	$—	$—
December 31, 2018
Derivative assets - interest rate swaps	Other assets	$4,115	$4,115
Derivative liabilities - interest rate swaps	Other liabilities	$—	$—

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $934.5 million and $935.1 million as of March 31, 2019 and December 31, 2018, respectively, had fair values of approximately $942.4 million and $928.2 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $28.1 million as of March 31, 2019 and December 31, 2018.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:

Net Real Estate

Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the three months ended March 31, 2019, we did not incur any impairment for income producing shopping centers that are required to be measured at fair value on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the period.

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.   Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR rate. At March 31, 2019, all of our hedges were effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of March 31, 2019:

	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	$15,000	2.150%	$36	05/2020
Unsecured term loan	Cash Flow	10,000	2.150%	24	05/2020
Unsecured term loan	Cash Flow	50,000	1.460%	508	05/2020
Unsecured term loan	Cash Flow	20,000	1.498%	305	05/2021
Unsecured term loan	Cash Flow	15,000	1.490%	232	05/2021
Unsecured term loan	Cash Flow	40,000	1.480%	625	05/2021
Unsecured term loan	Cash Flow	60,000	1.770%	846	03/2023
		$210,000		$2,576

The effect of derivative financial instruments on our condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018		2019	2018
	(In thousands)			(In thousands)
Interest rate contracts - assets	$(1,988)	$2,278	Interest Expense	$449	$(33)
Interest rate contracts - liabilities	—	277	Interest Expense	—	(80)
Total	$(1,988)	$2,555	Total	$449	$(113)

8. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at March 31, 2019, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2019 (remaining)	$124,826
2020	155,214
2021	136,845
2022	114,215
2023	92,956
Thereafter	315,063
Total	$939,119

We recognized rental income related to variable lease payments of $15.1 million for the three months ended March 31, 2019.

Substantially all of the assets included as Income producing properties, net on the condensed consolidated balance sheets, relate to our portfolio of wholly owned shopping centers, in which we are the lessor under operating leases with our tenants. As of March 31, 2019, the Company’s aggregate portfolio was 94.8% leased.

Expenses

We have operating leases for our two corporate offices that expire in August 2019 and January 2024, and an operating ground lease at Centennial Shops located in Edina, Minnesota which includes rent escalations throughout the lease period and expires in April 2105. We also have a finance ground lease at our Buttermilk Towne Center with the City of Crescent Springs that expires in December 2032. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expenses for these leases on a straight-line basis over the lease term.

The components of lease expense were as follows:

		Three Months Ended March 31,
Statements of Operations	Classification	2019	2018
		(In thousands)
Operating ground lease cost	Non-recoverable operating expense	$291	$291
Operating administrative lease cost	General and administrative expense	$233	$149
Finance lease cost	Interest Expense	$13	$13

Supplemental balance sheet information related to leases is as follows:

Balance Sheet	Classification	March 31, 2019
		(In thousands)
ASSETS
Operating lease assets	Operating lease right-of-use assets	$17,698
Finance lease asset	Land	13,249
Total leased assets		$30,947

LIABILITIES
Operating lease liabilities	Operating lease liabilities	$16,403
Finance lease liability	Finance lease liability	975
Total lease liabilities		$17,378

Weighted Average Remaining Lease Terms
Operating leases		76 years
Finance lease		14 years
Weighted Average Incremental Borrowing Rate
Operating leases		6.21%
Finance lease		5.23%

Supplemental cash flow information related to leases is as follows:

Three Months Ended
March 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$434
Operating cash flows from finance lease	—
Financing cash flows from finance lease	—

Maturities of lease liabilities as of March 31, 2019 were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Lease
	(In thousands)
2019 (remaining)	$1,193	$100
2020	1,243	100
2021	1,252	100
2022	1,262	100
2023	1,272	100
Thereafter	94,462	900
Total lease payments	$100,684	$1,400
Less imputed interest	(84,281)	(425)
Total	$16,403	$975

9.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except per share data)
Net income	$10,693	$7,460
Net income attributable to noncontrolling interest	(250)	(174)
Allocation of income to restricted share awards	(132)	(108)
Income attributable to RPT	10,311	7,178
Preferred share dividends	(1,675)	(1,675)
Net income available to common shareholders - Basic and Diluted	$8,636	$5,503

Weighted average shares outstanding, Basic	79,744	79,423
Restricted stock awards using the treasury method	187	147
Weighted average shares outstanding, Diluted	79,931	79,570

Income per common share, Basic	$0.11	$0.07
Income per common share, Diluted	$0.11	$0.07

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Three Months Ended March 31,
	2019		2018
	Outstanding	Convertible	Outstanding	Convertible
Operating Partnership Units	1,909	1,909	1,916	1,916
Series D Preferred Shares	1,849	6,891	1,849	6,772
Performance Share Units	—	—	196	—
	3,758	8,800	3,961	8,688

10.  Share-based Compensation Plans

As of March 31, 2019, we have two share-based compensation plans in effect: 1) the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) under which our compensation committee may grant, subject to any Company performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to trustees, officers and other key employees; and 2) the Inducement Incentive Plan (“Inducement Plan”), which was approved by the Board of Trustees in April 2018 and under which our compensation committee may grant, subject to any Company performance conditions as specified by the compensation committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement to the individual’s entry into employment with the Company.  The 2012 LTIP allows us to issue up to 2.0 million common shares of beneficial interest, of which 0.6 million remained available for issuance as of March 31, 2019. The Inducement Plan allows us to issue up to 6.0 million common shares of beneficial interest, of which 5.4 million remained available for issuance as of March 31, 2019.

As of March 31, 2019, we had 312,997 unvested service-based share awards granted under the 2012 LTIP and 218,955 unvested service-based share awards granted under the Inducement Plan.  These awards have various expiration dates through March 2023.

During the three months ended March 31, 2019, we granted the following awards:

•	207,230 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and

•	performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards to employees vest over three years or five years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year. We recognized expense related to service-based restricted share grants of $0.8 million and $0.7 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. Compensation expense (benefit) related to the cash awards was $(0.3) million and $0.0 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The weighted average assumptions used in the Monte Carlo simulation models are summarized in the following table:

	March 31, 2019	December 31, 2018
Closing share price	$12.01	$11.95
Expected dividend rate	7.3%	7.4%
Expected stock price volatility	23.2% - 25.2%	24.9%
Risk-free interest rate	2.2% - 2.4%	2.6%
Expected life (years)	0.75 - 2.75	1.00

The Company also determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was $0.5 million and $0.1 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The fair value of each grant for the reported periods is estimated on the date of grant using the Monte Carlo simulation model using the weighted average assumptions noted in the following table.

	Three Months Ended March 31,
	2019	2018
Closing share price	$12.05	$11.89
Expected dividend rate	7.3%	7.4%
Expected stock price volatility	22.9%	21.5%
Risk-free interest rate	2.5%	2.3%
Expected life (years)	2.85	2.85

We recognized total share-based compensation expense of $1.0 million and $0.8 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

As of March 31, 2019, we had $9.1 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 2.4 years.

11.  Taxes

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

As of March 31, 2019, we had a federal and state deferred tax asset of $7.6 million and a valuation allowance of $7.6 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

If in the future we are able to conclude it is more likely than not that we will realize a future benefit from a deferred tax asset, we will reduce the related valuation allowance by the appropriate amount. The first time this occurs, it will result in a net deferred tax asset on our balance sheet and an income tax benefit of equal magnitude in our consolidated statement of operations in the period we make the determination.

Income tax provisions recorded for the three months ended March 31, 2019 and 2018 were negligible.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

12.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2019, we had entered into agreements for construction costs of approximately $7.2 million.

Litigation

From time to time, we are involved in certain litigation arising in the ordinary course of business; however, we do not believe that any of this litigation will have a material effect on our consolidated financial statements.

Development Obligations

As of March 31, 2019, the Company has $2.2 million of development related obligations that require annual payments through December 2034.

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $10.3 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental tax revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

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

13.  Subsequent Events

On April 30, 2019, we prepaid the outstanding balance of our $28.1 million junior subordinated note. The unamortized deferred financing costs at payoff approximated $0.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say "we," "us," or "our," we mean RPT Realty, RPT Realty, L.P., and/or its subsidiaries, as the context may require.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; the cost and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors detailed from time to time in our filings with the SEC, including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.   Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

We own and operate a national portfolio of dynamic open-air shopping destinations principally located in the top U.S. markets. The Company's locally-curated consumer experience reflect the lifestyles of its diverse neighborhoods and match the modern expectation of its retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange under the ticker symbol RPT. As of March 31, 2019, the Company's portfolio consisted of 49 shopping centers (including one shopping center owned through a joint venture) representing 11.9 million square feet.  As of March 31, 2019, the Company’s aggregate portfolio was 94.8% leased.

Our Strategy

Our goal is to be a dominant shopping center owner, with a focus on the following:

•	Own and manage high quality open-air shopping centers predominantly concentrated in the top U.S. metro areas;

•	Maintain a value creation redevelopment and expansion pipeline;

•	Maximize balance sheet liquidity and flexibility; and

•	Retain motivated, talented and high performing employees.

Key methods to achieve our strategy:

•	Deliver above average relative shareholder return and generate outsized consistent and sustainable same property NOI and Operating FFO per share growth;

•	Pursue selective redevelopment projects with significant pre-leasing for which we expect to achieve attractive returns on investment;

•	Sell assets that no longer meet our long-term strategy and redeploy the proceeds to lease, redevelop and acquire assets in our core markets;

•	Achieve lower leverage while maintaining low variable interest rate risk; and

•	Retain access to diverse sources of capital, maintain liquidity through borrowing capacity under our unsecured line of credit and minimize the amount of debt maturities in a single year.

The following table summarizes our operating portfolio by market as of March 31, 2019:

Market Summary
MSA	Number of Properties	GLA (in thousands)	Leased %	Occupied %	ABR/SF	% of ABR
Top 40 MSAs:
Atlanta	3	526	95.8%	91.6%	$11.99	3.5%
Baltimore	1	252	94.7%	89.7%	9.76	1.3%
Chicago	4	767	92.0%	86.1%	15.97	6.4%
Cincinnati	3	1,263	93.2%	92.4%	15.70	11.0%
Columbus	2	434	93.1%	87.3%	16.95	3.9%
Denver	1	503	91.3%	76.4%	20.94	4.8%
Detroit	9	2,315	98.4%	96.0%	14.73	19.8%
Indianapolis	1	247	89.4%	86.0%	13.61	1.7%
Jacksonville	2	707	87.9%	87.7%	17.65	6.6%
Miami	6	1,035	95.7%	95.2%	17.57	10.4%
Milwaukee	2	546	89.9%	89.9%	12.23	3.6%
Minneapolis	2	445	91.3%	88.9%	24.30	5.8%
Nashville	1	633	98.4%	98.0%	13.30	5.0%
St. Louis	4	827	97.1%	89.0%	15.74	7.0%
Tampa	4	749	99.0%	97.7%	12.62	5.6%
Top 40 MSA subtotal	45	11,249	94.8%	91.7%	$15.50	96.4%
Non Top 40 MSA	3	516	95.0%	93.9%	12.22	3.6%
Total	48	11,765	94.8%	91.8%	$15.36	100.0%

We accomplished the following activity during the three months ended March 31, 2019:

Leasing Activity

For our consolidated properties we reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	36	268,935	$17.09	$15.23	$0.56	$0.00
New Leases - Comparable	10	37,894	$27.36	$19.32	$72.02	$9.47
New Leases - Non-Comparable (4)	14	176,110	$11.20	N/A	$24.10	$5.04
Total	60	482,939	$15.75	N/A	$14.75	$2.58

(1)	Base rent represents contractual minimum rent under the new lease for the first 12 months of the term.

(2)	Prior rent represents minimum rent, if any, paid by the prior tenant in the final 12 months of the term.

(3)	Includes tenant improvement cost, tenant allowances, and landlord costs. Excludes first generation space and new leases related to development and redevelopment activity.

(4)
Non-comparable lease transactions include leases for space vacant for greater than 12 months, leases for space which has been combined from smaller spaces or demised from larger spaces and leases structured differently from the prior lease. As a result, there is no comparable prior rent per square foot to compare to the base rent per square foot of the new lease.

Investing Activity

At March 31, 2019, we have three properties where there is a pad development or GLA expansion that have an aggregate estimated cost of $5.7 million, of which $2.3 million remains to be invested. Completion for these projects is expected over the next twelve months.

Financing Activity

Debt
As of March 31, 2019, we had net debt to total market capitalization of 44.9% as compared to 48.2% at March 31, 2018. The decrease is attributable to a decrease in net debt of $148.3 million primarily as a result of repayments using proceeds from property disposals completed in the last six months, partially offset by a decrease in the price of our common shares of 2.8%, which decreased our total market capitalization.
At March 31, 2019 and March 31, 2018, we had $349.8 million and $294.3 million, respectively, available to draw under our unsecured revolving line of credit.
Equity

For the three months ended March 31, 2019, we did not issue any common shares through our equity distribution arrangement. The shares issuable are registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925).

Land Available for Development

At March 31, 2019, our three largest development sites are Hartland Towne Square, Lakeland Park Center and Parkway Shops. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to risks such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended December 31, 2018, contains a description of our critical accounting policies, including policies for the initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.

Comparison of three months ended March 31, 2019 to March 31, 2018

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or have significantly changed in the three months ended March 31, 2019 as compared to the same period in 2018:

	Three Months Ended March 31,
	2019	2018	Dollar Change	Percent Change
	(In thousands)
Total revenue	$59,708	$62,718	$(3,010)	(4.8)%
Real estate taxes	9,822	10,157	(335)	(3.3)%
Recoverable operating expense	6,681	6,806	(125)	(1.8)%
Non-recoverable operating expense	2,490	1,712	778	45.4%
Depreciation and amortization	19,219	21,112	(1,893)	(9.0)%
General and administrative expense	6,066	5,176	890	17.2%
Gain on sale of real estate	5,702	—	5,702	—%
Earnings from unconsolidated joint ventures	54	71	(17)	(23.9)%
Interest expense	10,349	10,601	(252)	(2.4)%
Preferred share dividends	1,675	1,675	—	—%

Total revenue for the three months ended March 31, 2019 decreased $3.0 million, or (4.8)%, from 2018. The decrease is primarily due to the following:

•	$5.9 million decrease related to properties sold in 2018 and 2019; partially offset by a

•
$2.5 million increase related to our existing centers largely attributable to higher minimum rent primarily from occupancy gains and contractual rent increases and higher recovery income mainly as a result of an increase in recoverable expenses, and a

•	$0.5 increase in other property income mainly attributable to a tenant bankruptcy and a lease termination fee.

Real estate tax expense for the three months ended March 31, 2019 decreased $0.3 million, or (3.3)% from 2018, primarily due to properties sold during the fourth quarter of 2018 and the first quarter of 2019, partially offset by higher net expense at our existing properties and lower capitalized real estate tax.

Recoverable operating expense for the three months ended March 31, 2019 decreased $0.1 million, or (1.8)% from 2018, primarily due to properties sold during the fourth quarter of 2018 and the first quarter of 2019, partially offset by higher common area maintenance expenses at existing properties.

Non-recoverable operating expense for the three months ended March 31, 2019 increased $0.8 million, or 45.4% from 2018, primarily due to higher internal leasing costs as a result of the adoption of ASC 842 which eliminated the capitalization of these costs in the current year.

Depreciation and amortization expense for the three months ended March 31, 2019 decreased $1.9 million, or (9.0)%, from 2018.  The decrease is primarily a result of properties sold during the fourth quarter of 2018 and the first quarter of 2019.

General and administrative expense for the three months ended March 31, 2019 increased $0.9 million or 17.2% from 2018. The net increase was primarily due to the following:

•	$0.7 million increase in bonus compensation as a result of a below-target payout in the first quarter of 2018 coupled with an above-target payout in the first quarter of 2019;

•	$0.5 million increase in share-based compensation expense primarily as a result of a one-time inducement equity award in 2018 to our newly hired Chief Executive Officer; partially offset by a

•	$0.4 million decrease in executive recruiting fees.

The Company had gains on real estate disposals of $5.7 million during the three months ended March 31, 2019, generated from two shopping centers. Refer to Note 3 of the notes to the condensed consolidated financial statements for further detail on dispositions.

Earnings from unconsolidated joint ventures for the three months ended March 31, 2019 remained flat from the comparable period in 2018.

Interest expense for the three months ended March 31, 2019 decreased $0.3 million, or (2.4)%, from 2018, primarily as a result of a 5.9% decrease in our average outstanding debt, offset partially by lower capitalized interest. The decline in our average outstanding debt is the result of using proceeds from asset sales in the second half of 2018 to paydown our revolving credit line.

Liquidity and Capital Resources

Our primary uses of capital include principal and interest payments on our outstanding indebtedness, ongoing capital expenditures such as leasing capital expenditures and building improvements, shareholder distributions, operating expenses of our business, debt maturities, acquisitions and discretionary capital expenditures such as targeted remerchandising, expansions, redevelopment and development. We generally strive to cover our principal and interest payments, operating expenses, shareholder distributions, and ongoing capital expenditures from cash flow from operations, although from time to time we have borrowed or sold assets to finance a portion of those uses. We believe the combination of cash flow from operations, cash balances, available borrowings under our unsecured revolving credit facility, issuance of long-term debt, property dispositions, and issuance of equity securities will provide adequate capital resources to fund all of our expected uses over at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

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

At March 31, 2019 and 2018, we had $88.3 million and $15.5 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash generally consists of funds held in escrow by lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of March 31, 2019 we had no debt maturing for the remainder of 2019 and we had $349.8 million available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants.

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land and discretionary capital expenditures. We continually search for investment opportunities that may require additional capital and/or liquidity. We will continue to pursue the strategy of selling non-core properties or land that no longer meet our investment criteria. Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales. We anticipate using net proceeds from the sale of properties or land to reduce outstanding debt and support current and future growth oriented initiatives. To the extent that asset sales are not sufficient to meet our long-term liquidity needs, we expect to meet such needs by raising debt or issuing equity.

For the three months ended March 31, 2019, our cash flows were as follows compared to the same period in 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$13,876	$27,548
Net cash provided by (used in) investing activities	50,200	(29,181)
Net cash (used in) provided by financing activities	(20,485)	4,271

Operating Activities

Net cash provided by operating activities decreased $13.7 million in 2019 compared to 2018 primarily due to the following:

•	Decrease of approximately $4.5 million, as a result of shopping centers sold in 2018 and 2019; and

•	Decrease of $9.4 million in working capital assets and liabilities due mainly to timing differences in the collection of receipts and the disbursement of obligations.

Investing Activities

Net cash provided by investing activities was $50.2 million in 2019 compared to net cash used in investing activities of $29.2 million in 2018. The $79.4 million change in net cash provided by (used in) investing activities was primarily because:

•	Net proceeds from the sale of real estate increased $67.0 million;

•	Acquisitions of real estate decreased $6.4 million; and

•	Development and capital improvements decreased $6.1 million.

At March 31, 2019, we had three properties where there is a pad development GLA expansion that have an aggregate estimated cost of $5.7 million, of which $2.3 million remains to be invested. Completion for these projects is expected over the next twelve months.

During the three months ended March 31, 2019 we sold two properties for aggregate net proceeds of $67.0 million. Refer to Note 3 Property Acquisitions and Dispositions of the notes to the condensed consolidated financial statements for additional information related to dispositions.

Financing Activities

Net cash used in financing activities increased $24.8 million compared to 2018 primarily because net borrowings on our revolving credit facility decreased $25.0 million.

As of March 31, 2019, $349.8 million was available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants. It is anticipated that additional funds borrowed under our credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the credit facility and other debt, refer to Note 5 Debt of the notes to the condensed consolidated financial statements.

Dividends and Equity

We currently qualify, and intend to continue to qualify in the future, as a REIT under the Internal Revenue Code ("Code").  As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income annually, excluding net capital gains. Distributions paid are at the discretion of our Board of Trustees and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, restrictions in financing arrangements, the annual distribution requirements under REIT provisions of the Code and such other factors as our Board of Trustees deems relevant.

On February 5, 2019 our Board of Trustees declared a quarterly cash dividend of $0.22 per common share to shareholders of record as of March 20, 2019.  Additionally, we declared a quarterly cash dividend of $0.90625 per preferred share to preferred shareholders of record as of March 20, 2019. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.  Distributions paid by us are generally expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources are used.  Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings.  During the three months ended March 31, 2019, the sum of our principal and interest payments, operating expenses, shareholder distributions and ongoing capital expenditures exceeded our cash flow from operations by $12.1 million, and we used other sources of liquidity, including a portion of the proceeds from asset sales, to meet our cash requirements. The $12.1 million shortfall was primarily the result of a $13.7 million year-over-year decrease in net cash provided by operating activities due mainly to timing differences in the collection and disbursement of working capital items and asset sales in the fourth quarter of 2018 and first quarter of 2019.

We have an equity distribution agreement pursuant to which we may sell up to an aggregate of 8.0 million common shares from time to time, in our sole discretion in an at-the-market equity program. For the three months ended March 31, 2019, we did not issue any common shares through the arrangement. The sale of such shares issuable pursuant to the distribution agreement is registered with the Securities and Exchange Commission (“SEC”) on our registration statement on Form S-3 (No. 333-211925).

Debt

At March 31, 2019, we had $962.6 million of debt outstanding consisting of $610.0 million in senior unsecured notes, $210.0 million of unsecured term loan facilities, $114.5 million of fixed rate mortgage loans encumbering certain properties, $28.1 million of junior subordinated notes and $0.0 million on our revolving credit facility.

In addition, we had interest rate swap derivative instruments in effect for an aggregate notional amount of $210.0 million converting a portion of our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at March 31, 2019, we had $28.1 million of variable rate debt outstanding.

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

As of March 31, 2019, our investments in unconsolidated joint ventures were approximately $1.6 million representing our ownership interest in three joint ventures. We account for these entities under the equity method. Refer to Note 4 Equity Investments in Unconsolidated Joint Ventures of the notes to the condensed consolidated financial statements for more information.

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

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $10.3 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental tax revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

Contractual Obligations

The following are our contractual cash obligations as of March 31, 2019:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$11,755	$1,957	$6,508	$1,708	$1,582
Payments due at maturity	950,850	—	287,666	253,559	409,625
Total mortgages and notes payable (2)	962,605	1,957	294,174	255,267	411,207
Interest expense (3)	234,558	30,442	102,158	46,955	55,003
Employment contracts	4,018	1,487	2,531	—	—
Finance lease (4)	1,400	100	300	200	800
Operating leases	100,684	1,193	3,757	2,164	93,570
Construction commitments	7,186	7,186	—	—	—
Development obligations	3,665	517	974	463	1,711
Total contractual obligations	$1,314,116	$42,882	$403,894	$305,049	$562,291

(1)	Amounts represent balance of obligation for the remainder of 2019.

(2)	Excludes $2.7 million of unamortized mortgage debt premium and $2.9 million in net deferred financing costs.

(3)	Variable-rate debt interest is calculated using rates at March 31, 2019.

(4)	Includes interest payments associated with the finance lease obligation.

At March 31, 2019, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Debt

See the analysis of our debt included in “Liquidity and Capital Resources.”

Employment Contracts

At March 31, 2019, we had employment contract obligations with our Chief Executive Officer, Chief Financial Officer, former Chief Executive Officer and former Chief Operating Officer that contain minimum guaranteed compensation.  All other employees are subject to at-will employment.

Operating and Finance Leases

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

We also have a ground finance lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the land for one dollar.

Construction Costs

In connection with the pad development and expansion of various shopping centers as of March 31, 2019, we have entered into agreements for construction activities with an aggregate remaining cost of approximately $7.2 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our pad development and expansion projects currently in process.

For remainder of 2019, we anticipate spending between $35.0 million and $40.0 million for capital expenditures, of which $7.2 million is reflected in the construction commitments in the contractual obligations table. The total anticipated spending relates to leasing capital expenditures, building improvements, targeted remerchandising, outlots, expansions, development and redevelopment. Estimates for future spending will change as new projects are approved.

Capitalization

At March 31, 2019 our total market capitalization was $2.0 billion and is detailed below:

(In thousands)
Notes payable, net	$962,433
Add: Unamortized premiums and deferred financing costs	172
Finance lease obligation	975
Less: Cash and cash equivalents	(85,016)
Net debt	$878,564

Common shares outstanding	79,757
Operating Partnership Units outstanding	1,909
Restricted share awards (treasury method)	187
Total common shares and equivalents	81,853
Market price per common share (at March 31, 2019)	$12.01
Equity market capitalization	$983,055

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849
Market price per convertible preferred share (at March 31, 2019)	$50.56
Convertible perpetual preferred shares (at market)	$93,485

Total market capitalization	$1,955,104

Net debt to total market capitalization	44.9%

At March 31, 2019, the non-controlling interest in the Operating Partnership was approximately 2.3%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all non-controlling interest OP units, there would have been approximately 81.7 million common shares of beneficial interest outstanding at March 31, 2019, with a market value of approximately $980.8 million.

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

The following table illustrates the reconciliation of net income available to common shareholders to FFO to Operating FFO:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except per share data)
Net income	$10,693	$7,460
Net income attributable to noncontrolling partner interest	(250)	(174)
Preferred share dividends	(1,675)	(1,675)
Net income available to common shareholders	8,768	5,611
Adjustments:
Rental property depreciation and amortization expense	19,122	21,050
Pro-rata share of real estate depreciation from unconsolidated joint ventures	14	72
Gain on sale of depreciable real estate	(5,702)	—
FFO available to common shareholders	22,202	26,733
Noncontrolling interest in Operating Partnership (1)	250	174
Preferred share dividends (assuming conversion) (2)	1,675	1,675
FFO available to common shareholders and dilutive securities	24,127	28,582

Severance expense	98	14
Executive management reorganization, net (3)	(252)	419
Contingent gain in other income (expense)	—	(398)
Operating FFO available to common shareholders and dilutive securities	$23,973	$28,617

Weighted average common shares	79,744	79,423
Shares issuable upon conversion of Operating Partnership Units (1)	1,909	1,916
Dilutive effect of restricted stock	187	147
Shares issuable upon conversion of preferred shares (2)	6,891	6,772
Weighted average equivalent shares outstanding, diluted	88,731	88,258

Diluted earnings per share (4)	$0.11	$0.07
Per share adjustments for FFO available to common shareholders and dilutive securities	0.16	0.25
FFO available to common shareholders and dilutive securities per share, diluted	$0.27	$0.32

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	—	—
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.27	$0.32

(1)	The total non-controlling interest reflects OP units convertible 1:1 into common shares.

(2)
Series D cumulative convertible perpetual preferred shares are paid annual dividends of $6.7 million and are currently convertible into approximately 6.9 million common shares. They are dilutive only when earnings or FFO exceed approximately $0.24 per diluted share per quarter, which was the case for FFO for the three months ended March 31, 2019 and 2018. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D cumulative convertible perpetual preferred shares on earnings per share and FFO in future periods.

(3)	For 2019, largely comprised of a performance award benefit related to the Company's former chief executive officer and, for 2018, largely comprised of recruiting fees.

(4)	The denominator to calculate diluted earnings per share excludes shares issuable upon conversion of OP units and preferred shares for the three months ended March 31, 2019 and 2018.

Same Property Operating Income

Same Property NOI and NOI from Other Investments are supplemental non-GAAP financial measures of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable consolidated operating properties for the reporting period. Same Property NOI for the three months ended March 31, 2019 represents NOI from the Company's same property portfolio consisting of 46 consolidated operating properties acquired or placed in service and stabilized prior to January 1, 2018. Same Property NOI excludes properties under redevelopment or where activities have started in preparation for redevelopment. A property is designated as a redevelopment when planned improvements significantly impact the property. Same Property NOI is calculated using consolidated operating income and adjusted to exclude management and other fee income, depreciation and amortization, general and administrative expense, provision for impairment and non-comparable income and expense adjustments such as straight-line rents, lease termination fees, above/below market rents, and other non-comparable operating income and expense adjustments. NOI from Other Investments for the three months ended March 31, 2019 and 2018 represents NOI primarily from (i) properties disposed of during 2018 and 2019, (ii) Webster Place and Rivertowne Square where the Company has begun activities in anticipation of future redevelopment, (iii) certain property related employee compensation and benefits expense and (iv) non-comparable operating income and expense adjustments.

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

The following is a summary of our wholly owned properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended March 31,
Property Designation	2019	2018
Same-property	46	46
Acquisitions	—	—
Redevelopment (1)	2	2
Total wholly owned properties	48	48

(1)	Includes the following properties: Rivertowne Square and Webster Place. The entire property indicated for each period is completely excluded from Same Property NOI.

The following is a reconciliation of our net income available to common shareholders to Same Property NOI:

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Net income available to common shareholders	$8,768	$5,611
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,675	1,675
Net income attributable to noncontrolling interest	250	174
Income tax provision	36	18
Interest expense	10,349	10,601
Earnings from unconsolidated joint ventures	(54)	(71)
Gain on sale of real estate	(5,702)	—
Other expense (income), net	108	(253)
Management and other fee income	(51)	(86)
Depreciation and amortization	19,219	21,112
General and administrative expenses	6,066	5,176
Amortization of lease inducements	96	43
Amortization of acquired above and below market lease intangibles	(909)	(1,122)
Lease termination fees	(149)	—
Straight-line ground rent expense	77	76
Straight-line rental income	(810)	(878)
NOI	38,969	42,076
NOI from Other Investments	(200)	(4,999)
Same Property NOI	$38,769	$37,077

Period-end Occupancy	91.7%	91.8%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our variable rate debt, interest rates and interest rate swap agreements in effect at March 31, 2019, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.3 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $37.5 million at March 31, 2019.

We had derivative instruments outstanding with an aggregate notional amount of $210.0 million as of March 31, 2019.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.46% to 2.15% and had expirations ranging from 2020 to 2023.  The following table sets forth information as of March 31, 2019 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(In thousands)
Fixed-rate debt	$1,957	$102,269	$114,508	$77,397	$129,388	$508,961	$934,480	$942,400
Average interest rate	6.0%	3.9%	3.2%	5.2%	3.7%	4.3%	4.1%	4.1%
Variable-rate debt	$—	$—	$—	$—	$—	$28,125	$28,125	$28,125
Average interest rate	—%	—%	—%	—%	—%	6.1%	6.1%	6.1%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at March 31, 2019 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of March 31, 2019 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in certain litigation arising in the ordinary course of business. We do not believe that any of this litigation will have a material effect on our consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common share repurchases during the quarterly period ended March 31, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	424	$12.80	—	—
February 1, 2019 to February 28, 2019	485	12.74	—	—
March 1, 2019 to March 31, 2019	7,544	11.97	—	—
Total	8,453	$12.06	—	—

During the quarterly period ended March 31, 2019, we withheld 8,453 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted share awards. The value of the common shares withheld was based on the closing price of our common shares on the applicable vesting date.

Item 6. Exhibits

Exhibit No.	Description
10.1	2019 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 30, 2019.
10.2	2019 Executive Incentive Plan, dated April 29, 2019, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 30, 2019.
10.3*	Form of Performance Share Award Notice under the 2012 Omnibus Long-Term Incentive Plan.
10.4*	Form of Restricted Share Award Notice under the 2012 Omnibus Long-Term Incentive Plan.
10.5*	Employment Offer, dated June 25, 2018, between RPT Realty and Timothy Collier.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document.
101.SCH(1)	XBRL Taxonomy Extension Schema.
101.CAL(1)	XBRL Taxonomy Extension Calculation.
101.DEF(1)	XBRL Taxonomy Extension Definition.
101.LAB(1)	XBRL Taxonomy Extension Label.
101.PRE(1)	XBRL Taxonomy Extension Presentation.
___________________________

*	Filed herewith

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

RPT REALTY

Date: May 2, 2019	By: /s/ BRIAN L. HARPER Brian L. Harper President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2019	By: /s/ MICHAEL P. FITZMAURICE Michael P. Fitzmaurice Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2019	By: /s/ RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)