Form 10-Q
period 2019-06-30
RPT Realty
filed 2019-08-01
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2019

Commission file number 1-10093

RPT Realty
(Exact name of registrant as specified in its charter)

Maryland		13-6908486
(State of other jurisdiction of incorporation or organization)		(I.R.S Employer Identification Numbers)

19 W 44th Street,	Suite 1002
New York,	New York	10036
(Address of principal executive offices)		(Zip Code)

(212) 221-1261
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest, ($0.01 Par Value Per Share)	RPT	New York Stock Exchange
7.25% Series D Cumulative Convertible Perpetual Preferred	RPT.PRD	New York Stock Exchange
Shares of Beneficial Interest ($0.01 Par Value Per Share)

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
Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of July 26, 2019: 80,360,451

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RPT REALTY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Income producing properties, at cost:
Land	$361,973	$373,490
Buildings and improvements	1,605,354	1,652,283
Less accumulated depreciation and amortization	(364,314)	(358,195)
Income producing properties, net	1,603,013	1,667,578
Construction in progress and land available for development	49,597	53,222
Net real estate	1,652,610	1,720,800
Equity investments in unconsolidated joint ventures	1,492	1,572
Cash and cash equivalents	47,072	41,064
Restricted cash and escrows	4,274	3,658
Accounts receivable (net of allowance for doubtful accounts of $1,168 and $858 as of June 30, 2019 and December 31, 2018, respectively)	22,203	23,802
Acquired lease intangibles, net	38,096	44,432
Operating lease right-of-use assets	17,425	—
Other assets, net	90,722	93,112
TOTAL ASSETS	$1,873,894	$1,928,440

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$934,223	$963,149
Finance lease obligation	975	975
Accounts payable and accrued expenses	48,356	56,355
Distributions payable	19,766	19,728
Acquired lease intangibles, net	43,648	48,647
Operating lease liabilities	16,188	—
Other liabilities	7,274	8,043
TOTAL LIABILITIES	1,070,430	1,096,897

Commitments and Contingencies

RPT Realty ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,816 and 79,734 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	798	797
Additional paid-in capital	1,167,060	1,164,848
Accumulated distributions in excess of net income	(475,819)	(450,130)
Accumulated other comprehensive income	42	4,020
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	784,508	811,962
Noncontrolling interest	18,956	19,581
TOTAL SHAREHOLDERS' EQUITY	803,464	831,543

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,873,894	$1,928,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE
Rental income	$56,641	$68,872	$114,999	$130,690
Other property income	681	1,047	1,980	1,861
Management and other fee income	39	48	90	134
TOTAL REVENUE	57,361	69,967	117,069	132,685

EXPENSES
Real estate taxes	8,722	10,602	18,544	20,759
Recoverable operating expense	5,343	6,141	12,024	12,947
Non-recoverable operating expense	2,709	1,759	5,199	3,471
Depreciation and amortization	20,628	23,457	39,847	44,569
Acquisition costs	—	233	—	233
General and administrative expense	6,530	12,730	12,596	17,906
Provision for impairment	—	216	—	216
TOTAL EXPENSES	43,932	55,138	88,210	100,101

OPERATING INCOME	13,429	14,829	28,859	32,584

OTHER INCOME AND EXPENSES
Other (expense) income, net	(123)	(68)	(231)	185
Gain on sale of real estate	371	181	6,073	181
Earnings from unconsolidated joint ventures	26	202	80	273
Interest expense	(10,084)	(10,708)	(20,433)	(21,309)
Loss on extinguishment of debt	(622)	—	(622)	—
INCOME BEFORE TAX	2,997	4,436	13,726	11,914
Income tax provision	(35)	(33)	(71)	(51)
NET INCOME	2,962	4,403	13,655	11,863
Net income attributable to noncontrolling partner interest	(69)	(101)	(319)	(275)
NET INCOME ATTRIBUTABLE TO RPT	2,893	4,302	13,336	11,588
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,218	$2,627	$9,986	$8,238

EARNINGS PER COMMON SHARE
Basic	$0.01	$0.03	$0.12	$0.10
Diluted	$0.01	$0.03	$0.12	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,764	79,519	79,754	79,471
Diluted	80,156	79,621	80,148	79,574

Cash Dividend Declared per Common Share	$0.22	$0.22	$0.44	$0.44

OTHER COMPREHENSIVE INCOME
Net income	$2,962	$4,403	$13,655	$11,863
Other comprehensive gain (loss):
(Loss) gain on interest rate swaps	(2,534)	922	(4,073)	3,364
Comprehensive income	428	5,325	9,582	15,227
Comprehensive income attributable to noncontrolling interest	(10)	(122)	(224)	(354)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$418	$5,203	$9,358	$14,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months Ended June 30, 2019 and June 30, 2018
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, March 31, 2019	$92,427	$798	$1,166,048	$(459,365)	$2,517	$19,366	$821,791
Issuance of common shares, net of issuance costs	—	—	(94)	—	—	—	(94)
Share-based compensation, net of shares withheld for employee taxes	—	—	1,106	—	—	—	1,106
Dividends declared to common shareholders	—	—	—	(17,556)	—	—	(17,556)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(420)	(420)
Dividends declared to deferred shares	—	—	—	(116)	—	—	(116)
Other comprehensive income adjustment	—	—	—	—	(2,475)	(59)	(2,534)
Net income	—	—	—	2,893	—	69	2,962
Balance, June 30, 2019	$92,427	$798	$1,167,060	$(475,819)	$42	$18,956	$803,464

Balance, March 31, 2018	$92,427	$795	$1,161,252	$(402,512)	$5,243	$20,703	$877,908
Issuance of common shares, net of issuance costs	—	—	(25)	—	—	—	(25)
Share-based compensation, net of shares withheld for employee taxes	—	—	2,132	—	—	—	2,132
Dividends declared to common shareholders	—	—	—	(17,497)	—	—	(17,497)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(422)	(422)
Dividends declared to deferred shares	—	—	—	(144)	—	—	(144)
Other comprehensive income adjustment	—	—	—	—	900	22	922
Net income	—	—	—	4,302	—	101	4,403
Balance, June 30, 2018	$92,427	$795	$1,163,359	$(417,526)	$6,143	$20,404	$865,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2019 and June 30, 2018
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2018	$92,427	$797	$1,164,848	$(450,130)	$4,020	$19,581	$831,543
Adoption of ASU 2016-02	—	—	—	(325)	—	(8)	(333)
Issuance of common shares, net of issuance costs	—	—	(94)	—	—	—	(94)
Share-based compensation, net of shares withheld for employee taxes	—	1	2,306	—	—	—	2,307
Dividends declared to common shareholders	—	—	—	(35,102)	—	—	(35,102)
Dividends declared to preferred shareholders	—	—	—	(3,350)	—	—	(3,350)
Distributions declared to noncontrolling interests	—	—	—	—	—	(841)	(841)
Dividends declared to deferred shares	—	—	—	(248)	—	—	(248)
Other comprehensive income adjustment	—	—	—	—	(3,978)	(95)	(4,073)
Net income	—	—	—	13,336	—	319	13,655
Balance, June 30, 2019	$92,427	$798	$1,167,060	$(475,819)	$42	$18,956	$803,464

Balance, December 31, 2017	$92,427	$794	$1,160,862	$(392,619)	$2,858	$20,847	$885,169
Adoption of ASU 2017-05	—	—	—	2,109	—	51	2,160
Issuance of common shares, net of issuance costs	—	—	(25)	—	—	—	(25)
Redemption of OP unit holders	—	—	—	(2)	—	(5)	(7)
Share-based compensation, net of shares withheld for employee taxes	—	1	2,522	—	—	—	2,523
Dividends declared to common shareholders	—	—	—	(34,981)	—	—	(34,981)
Dividends declared to preferred shareholders	—	—	—	(3,350)	—	—	(3,350)
Distributions declared to noncontrolling interests	—	—	—	—	—	(843)	(843)
Dividends declared to deferred shares	—	—	—	(271)	—	—	(271)
Other comprehensive income adjustment	—	—	—	—	3,285	79	3,364
Net income	—	—	—	11,588	—	275	11,863
Balance, June 30, 2018	$92,427	$795	$1,163,359	$(417,526)	$6,143	$20,404	$865,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$13,655	$11,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,847	44,569
Amortization of deferred financing fees	718	760
Income tax provision	71	51
Earnings from unconsolidated joint ventures	(80)	(273)
Distributions received from operations of unconsolidated joint ventures	154	481
Provision for impairment	—	216
Loss on extinguishment of debt	622	—
Gain on sale of real estate	(6,073)	(181)
Amortization of premium on mortgages, net	(484)	(518)
Service-based restricted share expense	1,979	2,886
Long-term incentive cash and equity compensation expense	807	666
Changes in assets and liabilities:
Accounts receivable, net	1,781	1,974
Acquired lease intangibles and other assets, net	(2,703)	(1,958)
Accounts payable, acquired lease intangibles and other liabilities	(12,983)	(6,561)
Net cash provided by operating activities	37,311	53,975

INVESTING ACTIVITIES
Acquisition of real estate	—	(6,365)
Development and capital improvements	(28,956)	(43,914)
Net proceeds from sales of real estate	67,863	1,354
Investment in unconsolidated joint ventures	—	3,000
Net cash provided by (used in) investing activities	38,907	(45,925)

FINANCING ACTIVITIES
Repayments of mortgages and notes payable	(29,417)	(1,267)
Proceeds on revolving credit facility	—	45,000
Repayments on revolving credit facility	—	(15,000)
Proceeds, net of costs, from issuance of common stock	(94)	(25)
Redemption of operating partnership units for cash	—	(7)
Shares used for employee taxes upon vesting of awards	(580)	(651)
Dividends paid to preferred shareholders	(3,350)	(3,350)
Dividends paid to common shareholders and deferred shares	(35,312)	(35,185)
Distributions paid to operating partnership unit holders	(841)	(843)
Net cash used in financing activities	(69,594)	(11,328)

Net change in cash, cash equivalents and restricted cash	6,624	(3,278)
Cash, cash equivalents and restricted cash at beginning of period	44,722	12,891
Cash, cash equivalents and restricted cash at end of period	$51,346	$9,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $60 and $576 in 2019 and 2018, respectively)	$20,599	$18,383
Deferred gain recognized in equity	$—	$2,160

	As of June 30,
Reconciliation of cash, cash equivalents and restricted cash	2019	2018
Cash and cash equivalents	$47,072	$5,252
Restricted cash and escrows	4,274	4,361
	$51,346	$9,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

RPT Realty, together with its subsidiaries (the “Company” or “RPT”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of dynamic open-air shopping destinations principally located in the top U.S. markets. The Company's locally-curated consumer experience reflects the lifestyles of its diverse neighborhoods and match the modern expectation of its retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange under the ticker symbol RPT. As of June 30, 2019, the Company's portfolio consisted of 49 shopping centers (including one shopping center owned through a joint venture) representing 11.9 million square feet.  As of June 30, 2019, the Company’s aggregate portfolio was 95.0% leased.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the operating partnership, RPT Realty, L.P. (the “OP”) (97.7% owned by the Company at June 30, 2019 and December 31, 2018), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.

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

Reclassifications

Certain amounts in the prior period have been reclassified in order to conform with the current period’s presentation. The Company reclassified $0.7 million and $1.4 million, respectively, of expense associated with property related employee compensation and benefits from General and administrative expense to Non-recoverable operating expense for the three and six months ended June 30, 2018.

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

In June 2016, the FASB updated Accounting Standards Codification (“ASC”) Topic 326 “Financial Instruments - Credit Losses” with ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within that fiscal year. In addition, in November 2018 the FASB issued ASU 2018-19, which clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The adoption of ASU 2016-13 is not expected to have a material impact on our consolidated financial statements.

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

For the three and six months ended June 30, 2019 we recorded no impairment provision. For the three and six months ended June 30, 2018, we recorded an impairment provision totaling $0.2 million on a land parcel. The 2018 adjustment was triggered by higher costs related to this parcel. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing an asset or market pricing from potential or comparable transactions.

Land available for development includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center or outparcel pad. The viability of all projects under construction or development is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development was $28.5 million and $29.5 million at June 30, 2019 and December 31, 2018, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $21.1 million and $23.7 million at June 30, 2019 and December 31, 2018, respectively. The decrease in construction in progress from December 31, 2018 to June 30, 2019 was due primarily to the completion of ongoing expansion projects and property dispositions, partially offset by capital expenditures for ongoing projects.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and probable of closing within one year of the reporting date. As of June 30, 2019, and December 31, 2018, we had no properties and no land parcels classified as held for sale.

3.  Property Acquisitions and Dispositions

Acquisitions

There were no acquisitions in the six months ended June 30, 2019.

Dispositions

The following table provides a summary of our disposition activity in the six months ended June 30, 2019:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain on Sale
		(in thousands)			(In thousands)
East Town Plaza	Madison, WI	217	N/A	02/20/19	$13,500	$1,169
The Shoppes at Fox River	Waukesha, WI	332	N/A	03/06/19	55,000	4,533
Total income producing dispositions		549	N/A		$68,500	$5,702

Hartland - Outparcel	Hartland, MI	N/A	1.1	06/28/19	$875	$371
Total outparcel dispositions		—	1.1		$875	$371

Total dispositions		549	1.1		$69,375	$6,073

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

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	June 30, 2019	December 31, 2018
	(In thousands)
ASSETS
Investment in real estate, net	$22,373	$22,591
Other assets	1,551	2,099
Total Assets	$23,924	$24,690
LIABILITIES AND OWNERS' EQUITY
Total liabilities	$113	$525
Owners' equity	23,811	24,165
Total Liabilities and Owners' Equity	$23,924	$24,690

RPT's equity investments in unconsolidated joint ventures	$1,492	$1,572

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	2019	2018	2019	2018
	(In thousands)		(In thousands)
Total revenue	$688	$1,235	$1,482	$2,422
Total expenses	385	867	781	1,615
Net income	$303	$368	$701	$807

RPT's share of earnings from unconsolidated joint ventures	$26	$202	$80	$273

The decline in RPT's share of earnings for the period presented is attributable to the sale of a joint venture shopping center in July 2018.

Acquisitions

There was no acquisition activity in the six months ended June 30, 2019 by any of our unconsolidated joint ventures.

Dispositions

There was no disposition activity in the six months ended June 30, 2019 by any of our unconsolidated joint ventures.

Joint Venture Management and Other Fee Income

We are engaged by our joint ventures to provide asset management, property management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Management fees	$37	$48	$64	$94
Leasing fees	2	—	2	40
Construction fees	—	—	24	—
Total	$39	$48	$90	$134

5.  Debt

The following table summarizes our mortgages, notes payable and finance lease obligation as of June 30, 2019 and December 31, 2018:

Notes Payable and Finance Lease Obligation	June 30, 2019	December 31, 2018
	(In thousands)
Senior unsecured notes	$610,000	$610,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	113,842	115,134
Unsecured revolving credit facility	—	—
Junior subordinated notes	—	28,125
	933,842	963,259
Unamortized premium	2,464	2,948
Unamortized deferred financing costs	(2,083)	(3,058)
Total notes payable	$934,223	$963,149

Finance lease obligation	$975	$975

Senior Unsecured Notes

The following table summarizes the Company's senior unsecured notes:

		June 30, 2019		December 31, 2018
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Senior unsecured notes	6/27/2021	$37,000	3.75%	$37,000	3.75%
Senior unsecured notes	12/21/2022	25,000	4.13%	25,000	4.13%
Senior unsecured notes	6/27/2023	41,500	4.12%	41,500	4.12%
Senior unsecured notes	5/28/2024	50,000	4.65%	50,000	4.65%
Senior unsecured notes	11/4/2024	50,000	4.16%	50,000	4.16%
Senior unsecured notes	11/18/2024	25,000	4.05%	25,000	4.05%
Senior unsecured notes	6/27/2025	31,500	4.27%	31,500	4.27%
Senior unsecured notes	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes	11/4/2026	50,000	4.30%	50,000	4.30%
Senior unsecured notes	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes	12/21/2029	20,000	4.72%	20,000	4.72%
		$610,000	4.21%	$610,000	4.21%
Unamortized deferred financing costs		(1,415)		(1,546)
	Total	$608,585		$608,454

Unsecured Term Loan Facilities and Revolving Credit Facility

The following table summarizes the Company's unsecured term loan facilities and revolving credit facility:

		June 30, 2019		December 31, 2018
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Unsecured term loan - fixed rate (1)	5/16/2020	$75,000	2.99%	$75,000	2.99%
Unsecured term loan - fixed rate (2)	5/29/2021	75,000	2.79%	75,000	2.84%
Unsecured term loan - fixed rate (3)	3/1/2023	60,000	3.37%	60,000	3.42%
		$210,000	3.03%	$210,000	3.06%
Unamortized deferred financing costs		(624)		(808)
Term loans, net		$209,376		$209,192

Revolving credit facility - variable rate	9/14/2021	$—	3.70%	—	3.81%

(1)	Swapped to a weighted average fixed rate of 1.69%, plus a credit spread of 1.30%, based on a leverage grid at June 30, 2019.

(2)	Swapped to a weighted average fixed rate of 1.49%, plus a credit spread of 1.30%, based on a leverage grid at June 30, 2019.

(3)	Swapped to a weighted average fixed rate of 1.77%, plus a credit spread of 1.60%, based on a leverage grid at June 30, 2019.

As of June 30, 2019 and December 31, 2018, we had no balance outstanding under our revolving credit facility. After adjusting for outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaling $0.2 million, we had $349.8 million of availability under our revolving credit facility. The interest rate as of June 30, 2019 was 3.70%.

Mortgages

The following table summarizes the Company's fixed rate mortgages:

		June 30, 2019		December 31, 2018
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
West Oaks II and Spring Meadows Place	4/20/2020	$25,378	6.50%	$25,804	6.50%
Bridgewater Falls Shopping Center	2/6/2022	53,972	5.70%	54,514	5.70%
The Shops on Lane Avenue	1/10/2023	28,650	3.76%	28,650	3.76%
Nagawaukee II	6/1/2026	5,842	5.80%	6,166	5.80%
		$113,842	5.39%	$115,134	5.40%
Unamortized premium		2,464		2,948
Unamortized deferred financing costs		(44)		(73)
	Total	$116,262		$118,009

The fixed rate mortgages are secured by properties that have an approximate net book value of $179.6 million as of June 30, 2019.

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

We have entered into a mortgage loan which is secured by two properties and contains cross-collateralization and cross-default provisions.  Cross-collateralization provisions allow a lender to foreclose on both properties in the event that we default under the loan.  Cross-default provisions allow a lender to foreclose on the related property in the event a default is declared under another loan.

Junior Subordinated Notes

On April 30, 2019, we redeemed all of our outstanding junior subordinated notes due 2038, which accrued interest at a variable rate of LIBOR plus 3.30% for an aggregate purchase price of $28.6 million, consisting of the outstanding principal amount and accrued and unpaid interest as of the redemption date. In conjunction with this redemption, we wrote off unamortized deferred financing costs of $0.6 million, which is included as loss on extinguishment of debt in the condensed consolidated statement of operations.

Covenants

Our unsecured revolving credit facility, senior unsecured notes, and unsecured term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of June 30, 2019, we were in compliance with these covenants.

Debt Maturities

The following table presents scheduled principal payments on mortgages and notes payable as of June 30, 2019:

Year Ending December 31,
(In thousands)
2019	$1,319
2020	102,269
2021	114,508
2022	77,397
2023	129,388
Thereafter	508,961
Subtotal debt	933,842
Unamortized premium	2,464
Unamortized deferred financing costs	(2,083)
Total debt	$934,223

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

		Total Fair Value	Level 2
	Balance Sheet Location
June 30, 2019		(In thousands)
Derivative assets - interest rate swaps	Other assets	$451	$451
Derivative liabilities - interest rate swaps	Other liabilities	$(409)	$(409)
December 31, 2018
Derivative assets - interest rate swaps	Other assets	$4,115	$4,115
Derivative liabilities - interest rate swaps	Other liabilities	$—	$—

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $933.8 million and $935.1 million as of June 30, 2019 and December 31, 2018, respectively, had fair values of approximately $953.6 million and $928.2 million, respectively.  We had no variable rate debt outstanding as of June 30, 2019. Variable rate debt’s fair value is estimated to be the carrying value of $28.1 million as of December 31, 2018. Subsequent to the redemption of the junior subordinated notes on April 30, 2019, we did not have any outstanding variable rate debt.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:

Net Real Estate

Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the six months ended June 30, 2019, we did not incur any impairment for income producing shopping centers that are required to be measured at fair value on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the period.

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.   Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR rate. At June 30, 2019, all of our hedges were effective.

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or financing costs to borrowers. We have material contracts that are indexed to USD-LIBOR, and we are monitoring this activity and evaluating the related risks.

The following table summarizes the notional values and fair values of our derivative financial instruments as of June 30, 2019:

	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	$50,000	1.460%	$190	05/2020
Unsecured term loan	Cash Flow	20,000	1.498%	66	05/2021
Unsecured term loan	Cash Flow	15,000	1.490%	51	05/2021
Unsecured term loan	Cash Flow	40,000	1.480%	144	05/2021
Total Derivative Assets		$125,000		$451

Derivative Liabilities
Unsecured term loan	Cash Flow	$15,000	2.150%	$(34)	05/2020
Unsecured term loan	Cash Flow	10,000	2.150%	(23)	05/2020
Unsecured term loan	Cash Flow	60,000	1.770%	(352)	03/2023
Total Derivative Liabilities		$85,000		$(409)

The effect of derivative financial instruments on our condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018		2019	2018
	(In thousands)			(In thousands)
Interest rate contracts - assets	$(2,532)	$788	Interest Expense	$407	$124
Interest rate contracts - liabilities	(446)	10	Interest Expense	37	—
Total	$(2,978)	$798	Total	$444	$124

The effect of derivative financial instruments on our condensed consolidated statements of operations for the six months ended June 30, 2019 and 2018 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018		2019	2018
	(In thousands)			(In thousands)
Interest rate contracts - assets	$(4,521)	$3,107	Interest Expense	$857	$50
Interest rate contracts - liabilities	(446)	246	Interest Expense	37	(39)
Total	$(4,967)	$3,353	Total	$894	$11

8. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at June 30, 2019, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2019 (remaining)	$84,681
2020	162,956
2021	145,181
2022	122,521
2023	101,061
Thereafter	347,421
Total	$963,821

We recognized rental income related to variable lease payments of $28.0 million for the six months ended June 30, 2019.

Substantially all of the assets included as Income producing properties, net on the condensed consolidated balance sheets, relate to our portfolio of wholly owned shopping centers, in which we are the lessor under operating leases with our tenants. As of June 30, 2019, the Company’s aggregate portfolio was 95.0% leased.

Expenses

We have operating leases for our two corporate offices that expire in August 2019 and January 2024, and an operating ground lease at Centennial Shops located in Edina, Minnesota which includes rent escalations throughout the lease period and expires in April 2105. We also have an executed, but not yet commenced, operating lease for a new corporate office in Southfield, Michigan which will replace our existing Michigan corporate office when the lease expires in August 2019. The new lease has a 64 month initial term and includes two additional five year renewals which are exercisable at our option.

We also have a finance ground lease at our Buttermilk Towne Center with the City of Crescent Springs that expires in December 2032. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expenses for these leases on a straight-line basis over the lease term.

The components of lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	Classification	2019	2018	2019	2018
		(In thousands)
Operating ground lease cost	Non-recoverable operating expense	$290	$290	$581	$581
Operating administrative lease cost	General and administrative expense	$251	$153	$484	$302
Finance lease cost	Interest Expense	$13	$14	$26	$27

Supplemental balance sheet information related to leases is as follows:

Balance Sheet	Classification	June 30, 2019
		(In thousands)
ASSETS
Operating lease assets	Operating lease right-of-use assets	$17,425
Finance lease asset	Land	13,249
Total leased assets		$30,674

LIABILITIES
Operating lease liabilities	Operating lease liabilities	$16,188
Finance lease liability	Finance lease liability	975
Total lease liabilities		$17,163

Weighted Average Remaining Lease Terms
Operating leases		77 years
Finance lease		14 years
Weighted Average Incremental Borrowing Rate
Operating leases		6.24%
Finance lease		5.23%

Supplemental cash flow information related to leases is as follows:

Six Months Ended
June 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$917
Operating cash flows from finance lease	$—
Financing cash flows from finance lease	$—

Maturities of lease liabilities as of June 30, 2019 were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Lease
	(In thousands)
2019 (remaining)	$724	$100
2020	1,243	100
2021	1,252	100
2022	1,262	100
2023	1,272	100
Thereafter	94,462	900
Total lease payments	$100,215	$1,400
Less imputed interest	(84,027)	(425)
Total	$16,188	$975

9.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income	$2,962	$4,403	$13,655	$11,863
Net income attributable to noncontrolling interest	(69)	(101)	(319)	(275)
Allocation of income to restricted share awards	(116)	(128)	(248)	(241)
Income attributable to RPT	2,777	4,174	13,088	11,347
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
Net income available to common shareholders - Basic and Diluted	$1,102	$2,499	$9,738	$7,997

Weighted average shares outstanding, Basic	79,764	79,519	79,754	79,471
Restricted stock awards using the treasury method	392	102	394	103
Weighted average shares outstanding, Diluted	80,156	79,621	80,148	79,574

Income per common share, Basic	$0.01	$0.03	$0.12	$0.10
Income per common share, Diluted	$0.01	$0.03	$0.12	$0.10

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Outstanding	Convertible	Outstanding	Convertible	Outstanding	Convertible	Outstanding	Convertible
Operating Partnership Units	1,909	1,909	1,916	1,916	1,909	1,909	1,916	1,916
Series D Preferred Shares	1,849	6,923	1,849	6,803	1,849	6,923	1,849	6,803
Performance Share Units	—	—	510	67	—	—	510	71
	3,758	8,832	4,275	8,786	3,758	8,832	4,275	8,790

10.  Share-based Compensation Plans

As of June 30, 2019, we have two share-based compensation plans in effect: 1) the 2019 Omnibus Long-Term Incentive Plan (“2019 LTIP”) and 2) the Inducement Incentive Plan (“Inducement Plan”). On April 29, 2019, our shareholders approved the 2019 LTIP, which replaces the 2012 Omnibus Long-Term Incentive Plan (the “2012 LTIP”). The 2019 LTIP will be administered by the compensation committee of the Board. The 2019 LTIP provides for the award to our trustees, officers, employees and other service providers of restricted shares, restricted share units, options to purchase shares, share appreciation rights, unrestricted shares, and other awards to acquire up to an aggregate of 3.5 million common shares of beneficial interest plus any shares that become available under the 2012 LTIP as a result of the forfeiture, expiration or cancellation of outstanding awards or any award settled in cash in lieu of shares. The Inducement Plan was approved by the Board of Trustees in April 2018 and under such plan our compensation committee may grant, subject to any Company performance conditions as specified by the Compensation Committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement to the individual’s entry into employment with the Company.  The Inducement Plan allows us to issue up to 6.0 million common shares of beneficial interest, of which 5.4 million remained available for issuance as of June 30, 2019; however, we do not intend to make further awards under the Inducement Plan following adoption of the 2019 LTIP.

As of June 30, 2019, we had no unvested service-based share awards outstanding under the 2019 LTIP, 151,683 unvested service-based share awards outstanding under the Inducement Plan, and 283,479 unvested service-based share awards outstanding under the 2012 LTIP.  These awards have various expiration dates through March 2023.

During the six months ended June 30, 2019, we granted the following awards:

•	207,230 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and

•	performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards to employees vest over three years or five years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year. We recognized expense related to service-based restricted share grants of $1.0 million and $2.2 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and an expense of $2.0 million and $2.9 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. Compensation expense (benefit) related to the cash awards was $0.2 million and $0.4 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and a (benefit) expense of $(0.1) million and $0.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively. The weighted average assumptions used in the Monte Carlo simulation models are summarized in the following table:

	June 30, 2019	December 31, 2018
Closing share price	$12.11	$11.95
Expected dividend rate	7.3%	7.4%
Expected stock price volatility	22.7% - 23.7%	24.9%
Risk-free interest rate	1.7% - 2.1%	2.6%
Expected life (years)	0.50 - 2.50	1.00

The Company also determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was $0.4 million and $0.2 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and expense of $0.9 million and $0.3 million for the six months ended June 30, 2019 and June 30, 2018, respectively. The fair value of each grant for the reported periods is estimated on the date of grant using the Monte Carlo simulation model using the weighted average assumptions noted in the following table.

	Six Months Ended June 30,
	2019	2018
Closing share price	$12.05	$11.89 - $12.71
Expected dividend rate	7.3%	6.9% - 7.4%
Expected stock price volatility	22.9%	21.5% - 21.8%
Risk-free interest rate	2.5%	2.3% - 2.6%
Expected life (years)	2.85	2.55 - 2.85

We recognized total share-based compensation expense of $1.6 million and $2.8 million for the three months ended June 30, 2019 and June 30, 2018, respectively and $2.8 million and $3.6 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

As of June 30, 2019, we had $7.4 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 2.2 years.

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

As of June 30, 2019, we had a federal and state deferred tax asset of $7.8 million and a valuation allowance of $7.8 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded income tax provisions of approximately $0.1 million for both the six months ended June 30, 2019 and 2018.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

12.  Executive Reorganization

In connection with the reorganization of the executive management team, we recorded one-time employee termination benefits of $0.6 million for the three and six months ended June 30, 2019 and $6.3 million for the three and six months ended June 30, 2018. Such charges are reflected in the condensed consolidated statements of operations in general and administrative expense.

13.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2019, we had entered into agreements for construction costs of approximately $9.0 million.

Litigation

From time to time, we are involved in certain litigation arising in the ordinary course of business; however, we do not believe that any of this litigation will have a material effect on our consolidated financial statements.

Development Obligations

As of June 30, 2019, the Company has $2.2 million of development related obligations that require annual payments through December 2034.

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $10.1 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental tax revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

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

14.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say "Company," "we," "us," or "our," we mean RPT Realty, RPT Realty, L.P., and/or their subsidiaries, as the context may require.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; the cost and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and this Quarterly Report of Form 10-Q.   Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

We own and operate a national portfolio of dynamic open-air shopping destinations principally located in the top U.S. markets. The Company's locally-curated consumer experience reflect the lifestyles of its diverse neighborhoods and match the modern expectation of its retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange under the ticker symbol RPT. As of June 30, 2019, the Company's portfolio consisted of 49 shopping centers (including one shopping center owned through a joint venture) representing 11.9 million square feet.  As of June 30, 2019, the Company’s aggregate portfolio was 95.0% leased.

Our Strategy

Our goal is to be a dominant shopping center owner, with a focus on the following:

•	Own and manage high quality open-air shopping centers predominantly concentrated in the top U.S. metro areas;

•
Curate our real estate to maximize its value while being aligned with the future of the shopping center through leveraging technology, optimizing distribution points for brick-and-mortar and e-commerce purchases, engaging in best-in-practice sustainability programs and developing a personalized appeal to attract and engage the next generation of shoppers;

•	Maintain a value creation redevelopment and expansion pipeline;

•	Maximize balance sheet liquidity and flexibility; and

•	Retain motivated, talented and high performing employees.

Key methods to achieve our strategy:

•	Deliver above average relative shareholder return and generate outsized consistent and sustainable same property NOI and Operating FFO per share growth;

•	Pursue selective redevelopment projects with significant pre-leasing for which we expect to achieve attractive returns on investment;

•	Sell assets that no longer meet our long-term strategy and redeploy the proceeds to lease, redevelop and acquire assets in our core markets;

•	Achieve lower leverage while maintaining low variable interest rate risk; and

•	Retain access to diverse sources of capital, maintain liquidity through borrowing capacity under our unsecured line of credit and minimize the amount of debt maturities in a single year.

The following table summarizes our consolidated operating portfolio by market as of June 30, 2019:

Market Summary
MSA	Number of Properties	GLA (in thousands)	Leased %	Occupied %	ABR/SF	% of ABR
Top 40 MSAs:
Atlanta	3	526	95.6%	92.0%	$12.09	3.5%
Baltimore	1	252	94.7%	94.7%	9.78	1.4%
Chicago	4	767	90.6%	84.8%	15.94	6.2%
Cincinnati	3	1,263	93.1%	91.8%	15.72	10.8%
Columbus	2	434	91.6%	90.3%	17.50	4.1%
Denver	1	504	90.6%	89.7%	19.52	5.3%
Detroit	9	2,317	98.4%	96.3%	14.79	19.6%
Indianapolis	1	248	88.9%	85.7%	13.55	1.7%
Jacksonville	2	722	93.7%	87.9%	17.39	6.6%
Miami	6	1,035	95.2%	94.8%	17.55	10.3%
Milwaukee	2	546	91.5%	89.9%	12.26	3.6%
Minneapolis	2	445	91.3%	90.4%	24.85	6.0%
Nashville	1	633	98.0%	97.5%	13.29	4.9%
St. Louis	4	827	96.9%	96.0%	15.48	7.3%
Tampa	4	749	99.0%	88.2%	13.07	5.1%
Top 40 MSA subtotal	45	11,268	94.9%	92.3%	$15.55	96.4%
Non Top 40 MSA	3	516	95.0%	95.0%	12.33	3.6%
Total	48	11,784	94.9%	92.4%	$15.40	100.0%

We accomplished the following activity during the six months ended June 30, 2019:

Leasing Activity

For our consolidated properties we reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	81	529,516	$17.19	$15.80	$1.50	$0.09
New Leases - Comparable	15	45,848	$27.61	$20.14	$63.55	$9.99
New Leases - Non-Comparable (4)	26	246,828	$12.92	N/A	$34.13	$6.03
Total	122	822,192	$16.49	N/A	$14.76	$2.42

(1)	Base rent represents contractual minimum rent under the new lease for the first 12 months of the term.

(2)	Prior rent represents minimum rent, if any, paid by the prior tenant in the final 12 months of the term.

(3)	Includes tenant improvement cost, tenant allowances, and landlord costs. Excludes first generation space and new leases related to development and redevelopment activity.

(4)	Non-comparable lease transactions include (i) leases for space vacant for greater than 12 months and (ii) leases signed where the previous and current lease do not have a consistent lease structure.

Investing Activity

At June 30, 2019, we have two properties where there is a pad development or GLA expansion that have an aggregate estimated cost of $4.1 million, of which $1.3 million remains to be invested. Completion for these projects is expected over the next twelve months.

Financing Activity

Debt
As of June 30, 2019, we had net debt to total market capitalization of 44.9% as compared to 46.5% at June 30, 2018. The decrease is attributable to a decrease in net debt of $135.8 million, primarily as a result of repayments using proceeds from property disposals completed in the last nine months, partially offset by a decrease in the price of our common shares of 8.3%, which decreased our total market capitalization.
On April 30, 2019, we redeemed all of our outstanding junior subordinated notes due 2038, which accrued interest at a variable rate of LIBOR plus 3.30% for an aggregate purchase price of $28.6 million, consisting of the outstanding principal amount and accrued and unpaid interest as of the redemption date.
At June 30, 2019 and June 30, 2018, we had $349.8 million and $289.8 million, respectively, available to draw under our unsecured revolving line of credit.
Equity

We have an equity distribution agreement pursuant to which we may sell up to an aggregate of 8.0 million common shares from time to time, in our sole discretion in an at-the-market equity program. For the six months ended June 30, 2019, we did not issue any common shares through the arrangement. The sale of such shares issuable pursuant to the distribution agreement was registered with the SEC on our registration statement on Form S-3 (No. 333-232007), which expired in June 2019.

Land Available for Development

At June 30, 2019, our three largest development sites are Hartland Towne Square, Lakeland Park Center and Parkway Shops. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

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

Comparison of three months ended June 30, 2019 to June 30, 2018

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or have significantly changed in the three months ended June 30, 2019 as compared to the same period in 2018:

	Three Months Ended June 30,
	2019	2018	Dollar Change	Percent Change
	(In thousands)
Total revenue	$57,361	$69,967	$(12,606)	(18.0)%
Real estate taxes	8,722	10,602	(1,880)	(17.7)%
Recoverable operating expense	5,343	6,141	(798)	(13.0)%
Non-recoverable operating expense	2,709	1,759	950	54.0%
Depreciation and amortization	20,628	23,457	(2,829)	(12.1)%
Acquisition costs	—	233	(233)	—%
General and administrative expense	6,530	12,730	(6,200)	(48.7)%
Provision for impairment	—	216	(216)	—%
Gain on sale of real estate	371	181	190	105.0%
Earnings from unconsolidated joint ventures	26	202	(176)	(87.1)%
Interest expense	10,084	10,708	(624)	(5.8)%
Loss on extinguishment of debt	622	—	622	—%
Preferred share dividends	1,675	1,675	—	—%

Total revenue for the three months ended June 30, 2019 decreased $12.6 million, or (18.0)%, from 2018. The decrease is primarily due to the following:

•	$8.4 million decrease related to properties sold during the fourth quarter of 2018 and first quarter of 2019;

•
$5.2 million decrease from acceleration of a below market lease in the prior period attributable to a specific tenant who vacated prior to the original estimated lease termination date; partially offset by a

•	$1.4 million increase from acceleration of a below market lease in the current period attributable to a specific tenant who vacated prior to the original estimated lease termination date.

Real estate tax expense for the three months ended June 30, 2019 decreased $1.9 million, or (17.7)% from 2018, primarily due to properties sold during the fourth quarter of 2018 and the first quarter of 2019.

Recoverable operating expense for the three months ended June 30, 2019 decreased $0.8 million, or (13.0)% from 2018, primarily due to properties sold during the fourth quarter of 2018 and the first quarter of 2019.

Non-recoverable operating expense for the three months ended June 30, 2019 increased $1.0 million, or 54.0% from 2018, primarily due to higher internal leasing costs as a result of the adoption of ASC 842 which eliminated the capitalization of these costs in the current year and higher legal fees associated with a tenant dispute.

Depreciation and amortization expense for the three months ended June 30, 2019 decreased $2.8 million, or (12.1)%, from 2018.  The decrease is primarily a result of properties sold during the fourth quarter of 2018 and the first quarter of 2019, as well as higher asset write offs in the prior period for tenant lease terminations prior to their original estimated term which did not recur in the current period.

During the three months ended June 30, 2018 the Company recorded acquisition costs of $0.2 million related to legal and professional fees associated with a potential acquisition that was abandoned during the prior period.

General and administrative expense for the three months ended June 30, 2019 decreased $6.2 million, or (48.7)%, from 2018. The net decrease was primarily due to the following:

•
$6.8 million decrease in executive management reorganization expenses as compared to the prior period, which includes severance costs associated with former executives as well as sign on bonuses and recruiting fees attributable to the Chief Executive Officer and Chief Financial Officer searches and appointments concluded during the prior year; partially offset by a

•	$0.5 million increase in share-based compensation expense primarily as a result of a one-time inducement equity award in 2018 to our newly hired Chief Executive Officer.

During the three months ended June 30, 2018, the Company recorded an impairment provision totaling $0.2 million. The adjustment was triggered by higher costs related to the land parcel impacted.

The Company had a gain of $0.4 million during the three months ended June 30, 2019, generated from one land parcel sale. Refer to Note 3 of the notes to the condensed consolidated financial statements for further detail on dispositions.

Earnings from unconsolidated joint ventures for the three months ended June 30, 2019 remained flat from the comparable period in 2018.

Interest expense for the three months ended June 30, 2019 decreased $0.6 million, or (5.8)% from 2018, primarily as a result of a 9.5% decrease in our average outstanding debt, partially offset by lower capitalized interest. The decline in our average outstanding debt is the result of using proceeds from asset sales in the fourth quarter of 2018 and first quarter of 2019 to paydown our revolving credit line and junior subordinated notes.

During the three months ended June 30, 2019, the Company wrote off $0.6 million of unamortized deferred financing costs associated with the junior subordinated notes that were redeemed in full in April 2019.

Comparison of six months ended June 30, 2019 to June 30, 2018

The following summarizes certain line items from our unaudited condensed consolidated statements of operations that we believe are important in understanding our operations and/or have significantly changed in the six months ended June 30, 2019 as compared to the same period in 2018:

	Six Months Ended June 30,
	2019	2018	Dollar Change	Percent Change
	(In thousands)
Total revenue	$117,069	$132,685	$(15,616)	(11.8)%
Real estate taxes	18,544	20,759	(2,215)	(10.7)%
Recoverable operating expense	12,024	12,947	(923)	(7.1)%
Non-recoverable operating expense	5,199	3,471	1,728	49.8%
Depreciation and amortization	39,847	44,569	(4,722)	(10.6)%
Acquisition costs	—	233	(233)	—%
General and administrative expense	12,596	17,906	(5,310)	(29.7)%
Provision for impairment	—	216	(216)	—%
Gain on sale of real estate	6,073	181	5,892	NM
Earnings from unconsolidated joint ventures	80	273	(193)	(70.7)%
Interest expense	20,433	21,309	(876)	(4.1)%
Loss on extinguishment of debt	622	—	622	—%
Preferred share dividends	3,350	3,350	—	—%

Total revenue for the six months ended June 30, 2019 decreased $15.6 million, or (11.8)%, from 2018. The decrease is primarily due to the following:

•	$14.3 million decrease related to properties sold during the fourth quarter of 2018 and first quarter of 2019;

•
$5.2 million decrease from acceleration of a below market lease in the prior period attributable to a specific tenant who vacated prior to the original estimated lease termination date; partially offset by a

•	$1.4 million increase from acceleration of a below market lease in the current period attributable to a specific tenant who vacated prior to the original estimated lease termination date; and a

•	$2.4 million increase related to our existing centers largely attributable to higher minimum rent primarily from occupancy gains and contractual rent increases.

Real estate tax expense for the six months ended June 30, 2019 decreased $2.2 million, or (10.7)% from 2018, primarily due to properties sold during the fourth quarter of 2018 and the first quarter of 2019, partially offset by lower capitalized real estate tax.

Recoverable operating expense for the six months ended June 30, 2019 decreased $0.9 million, or (7.1)% from 2018, primarily due to properties sold during the fourth quarter of 2018 and the first quarter of 2019, partially offset by higher common area maintenance expenses at existing properties.

Non-recoverable operating expense for the six months ended June 30, 2019 increased $1.7 million, or 49.8% from 2018, primarily due to higher internal leasing costs as a result of the adoption of ASC 842 which eliminated the capitalization of these costs in the current year as well as higher legal fees associated with a tenant dispute, partially offset by properties sold during the fourth quarter of 2018 and the first quarter of 2019.

Depreciation and amortization expense for the six months ended June 30, 2019 decreased $4.7 million, or (10.6)%, from 2018.  The decrease is primarily a result of properties sold during the fourth quarter of 2018 and the first quarter of 2019, as well as higher asset write offs in the prior period for tenant lease terminations prior to their original estimated term which did not recur in the current period.

During the six months ended June 30, 2018, the Company recorded acquisition costs of $0.2 million related to legal and professional fees associated with a potential acquisition that was abandoned during the prior period.

General and administrative expense for the six months ended June 30, 2019 decreased $5.3 million, or (29.7)%, from 2018. The net decrease was primarily due to the following:

•
$7.5 million decrease in executive management reorganization expenses as compared to the prior period, which included severance costs associated with former executives as well as sign on bonuses and recruiting fees attributable to the Chief Executive Officer and Chief Financial Officer searches and appointments concluded during the prior year; partially offset by a

•
$1.0 million increase in share-based compensation expense primarily as a result of a one-time inducement equity award in 2018 to our newly hired Chief Executive Officer and prior year award forfeiture credits associated with our former executive group which did not recur in the 2019 period; and

•
$0.9 million increase in bonus compensation primarily as a result of a below-target payout in 2018 for the 2017 performance period, as well as prior period executive turnover, coupled with an above-target payout in 2019 for the 2018 performance period.

During the six months ended June 30, 2018, the Company recorded an impairment provision totaling $0.2 million. The adjustment was triggered by higher costs related to the land parcel impacted.

The Company had gains on real estate disposals of $6.1 million during the six months ended June 30, 2019, generated from two shopping centers and one land parcel. Refer to Note 3 of the notes to the condensed consolidated financial statements for further detail on dispositions.

Earnings from unconsolidated joint ventures for the six months ended June 30, 2019 remained flat from the comparable period in 2018.

Interest expense for the six months ended June 30, 2019 decreased $0.9 million, or (4.1)% from 2018, primarily as a result of a 7.9% decrease in our average outstanding debt, partially offset by lower capitalized interest. The decline in our average outstanding debt is the result of using proceeds from asset sales in the fourth quarter of 2018 and first quarter of 2019 to paydown our revolving credit line and redeem our junior subordinated notes as described below.

During the six months ended June 30, 2019, the Company wrote off $0.6 million of unamortized deferred financing costs associated with the junior subordinated notes that were redeemed in full in April 2019.

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

We believe our current capital structure provides us with the financial flexibility to fund our current capital needs. We intend to continue to enhance our financial and operational flexibility by extending the duration of our debt, laddering our debt maturities, expanding our unencumbered asset base, and improving our leverage profile. In addition, we believe we have access to multiple forms of capital which includes unsecured corporate debt, secured mortgage debt, and preferred and common equity, including our at-the-market equity program we have in place.

At June 30, 2019 and 2018, we had $51.3 million and $9.6 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash generally consists of funds held in escrow by lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of June 30, 2019, we had no debt maturing for the remainder of 2019 and we had $349.8 million available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants.

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

We have on file with the SEC an automatic shelf registration statement relating to the offer and sale of an indeterminable amount of debt securities, preferred shares, common shares, depository shares, warrant and rights. From time to time, we may issue securities under this registration statement for working capital and other general corporate purposes.

For the six months ended June 30, 2019, our cash flows were as follows compared to the same period in 2018:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$37,311	$53,975
Net cash provided by (used in) investing activities	$38,907	$(45,925)
Net cash used in financing activities	$(69,594)	$(11,328)

Operating Activities

Net cash provided by operating activities decreased $16.7 million in 2019 compared to 2018 primarily due to the following:

•	Decrease of approximately $9.3 million, as a result of shopping centers sold in 2018 and 2019; and

•	Decrease of $7.4 million in working capital assets and liabilities due mainly to timing differences in the collection of receipts and the disbursement of obligations.

Investing Activities

Net cash provided by investing activities was $38.9 million in 2019, compared to net cash used in investing activities of $45.9 million in 2018. The $84.8 million change in net cash provided by (used in) investing activities was primarily due to the following:

•	Net proceeds from the sale of real estate increased $63.5 million;

•	Acquisitions of real estate decreased $6.4 million; and

•	Development and capital improvements decreased $15.0 million.

At June 30, 2019, we had two properties where there is a pad development or GLA expansion that have an aggregate estimated cost of $4.1 million, of which $1.3 million remains to be invested. Completion for these projects is expected over the next twelve months.

During the six months ended June 30, 2019 we sold two shopping centers and one land parcel for aggregate net proceeds of $67.9 million. Refer to Note 3 Property Acquisitions and Dispositions of the notes to the condensed consolidated financial statements for additional information related to dispositions.

Financing Activities

Net cash used in financing activities increased $58.3 million compared to 2018 primarily because net borrowings on our revolving credit facility decreased $30.0 million, and we redeemed all of our outstanding junior subordinated notes due 2038 during the six months ended June 30, 2019 for an aggregate purchase price of $28.6 million, consisting of the outstanding principal amount and accrued and unpaid interest as of the redemption date.

As of June 30, 2019, $349.8 million was available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants. It is anticipated that additional funds borrowed under our credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the credit facility and other debt, refer to Note 5 of the notes to the condensed consolidated financial statements.

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

On April 29, 2019, our Board of Trustees declared a quarterly cash dividend of $0.22 per common share to shareholders of record as of June 20, 2019.  Additionally, we declared a quarterly cash dividend of $0.90625 per Series D Cumulative Convertible Perpetual Preferred Share to preferred shareholders of record as of June 20, 2019. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.  Distributions paid by us are generally expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources are used.  Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings.  During the six months ended June 30, 2019, the sum of our principal and interest payments, operating expenses, shareholder distributions and ongoing capital expenditures exceeded our cash flow from operations by $15.4 million, and we used other sources of liquidity, including a portion of the proceeds from asset sales, to meet our cash requirements. The $15.4 million shortfall was primarily the result of a $16.7 million year-over-year decrease in net cash provided by operating activities due mainly to asset sales in the fourth quarter of 2018 and first quarter of 2019 and timing differences in the collection and disbursement of working capital items.

We have an equity distribution agreement pursuant to which we may sell up to an aggregate of 8.0 million common shares from time to time, in our sole discretion in an at-the-market equity program. For the six months ended June 30, 2019, we did not issue any common shares through the arrangement. The sale of such shares issuable pursuant to the distribution agreement was registered with the SEC on our registration statement on Form S-3 (No. 333-232007), which expired in June 2019.

Debt

At June 30, 2019, we had $933.8 million of debt outstanding consisting of $610.0 million in senior unsecured notes, $210.0 million of unsecured term loan facilities, and $113.8 million of fixed rate mortgage loans encumbering certain properties. We had no outstanding borrowings on our revolving credit facility.

On April 30, 2019, we redeemed all of our outstanding junior subordinated notes due 2038, which accrued interest at a variable rate of LIBOR plus 3.30% for an aggregate purchase price of $28.6 million, consisting of the outstanding principal amount and accrued and unpaid interest as of the redemption date.

In addition, we had interest rate swap derivative instruments in effect for an aggregate notional amount of $210.0 million converting our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at June 30, 2019, following the redemption of our junior subordinated notes described above, we had no variable rate debt outstanding.

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

As of June 30, 2019, our investments in unconsolidated joint ventures were approximately $1.5 million representing our ownership interest in three joint ventures. We account for these entities under the equity method. Refer to Note 4 Equity Investments in Unconsolidated Joint Ventures of the notes to the condensed consolidated financial statements for more information.

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

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $10.1 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental tax revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

Contractual Obligations

The following are our contractual cash obligations as of June 30, 2019:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$11,117	$1,319	$6,508	$1,708	$1,582
Payments due at maturity	922,725	—	287,666	253,559	381,500
Total mortgages and notes payable (2)	933,842	1,319	294,174	255,267	383,082
Interest expense (3)	192,374	19,473	96,982	43,504	32,415
Finance lease (4)	1,400	100	300	200	800
Operating leases (5)	101,315	724	4,408	2,613	93,570
Construction commitments	8,969	8,969	—	—	—
Development obligations (6)	3,614	513	960	455	1,686
Total contractual obligations	$1,241,514	$31,098	$396,824	$302,039	$511,553

(1)	Amounts represent balance of obligation for the remainder of 2019.

(2)	Excludes $2.5 million of unamortized mortgage debt premium and $2.1 million in net deferred financing costs.

(3)	Variable-rate debt interest is calculated using rates at June 30, 2019.

(4)	Includes interest payments associated with the finance lease obligation.

(5)	Includes an executed operating lease that has not commenced.

(6)	Includes interest payments associated with the development obligations of $1.4 million.

At June 30, 2019, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Debt

See the analysis of our debt included in “Liquidity and Capital Resources.”

Operating and Finance Leases

We have an operating ground lease at Centennial Shops located in Edina, Minnesota. The lease includes rent escalations throughout the lease period and expires in April 2105.

We have an operating lease for our 29,802 square foot corporate office in Farmington Hills, Michigan, and an operating lease for our 5,629 square foot corporate office in New York, New York. These leases are set to expire in August 2019 and January 2024, respectively. We also have an executed, but not yet commenced, operating lease for a new 12,572 square foot corporate office in Southfield, Michigan which will replace our existing Michigan corporate office when the lease expires in August 2019. The new lease is set to expire in December 2024, but includes two additional five year renewal options to extend the lease through December 2034.

We also have a ground finance lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the land for one dollar.

Construction Costs

In connection with the pad development and expansion of various shopping centers as of June 30, 2019, we have entered into agreements for construction activities with an aggregate remaining cost of approximately $9.0 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our pad development and expansion projects currently in process.

For remainder of 2019, we anticipate spending between $30.0 million and $35.0 million for capital expenditures, of which $9.0 million is reflected in the construction commitments in the contractual obligations table. The total anticipated spending relates to leasing capital expenditures, building improvements, targeted remerchandising, outlots, expansions, development and redevelopment. Estimates for future spending will change as new projects are approved.

Capitalization

At June 30, 2019 our total market capitalization was $2.0 billion and is detailed below:

(In thousands)
Notes payable, net	$934,223
Add: Unamortized premiums and deferred financing costs	(381)
Finance lease obligation	975
Less: Cash and cash equivalents	(47,072)
Net debt	$887,745

Common shares outstanding	79,816
Operating Partnership Units outstanding	1,909
Restricted share awards (treasury method)	392
Total common shares and equivalents	82,117
Market price per common share (at June 30, 2019)	$12.11
Equity market capitalization	$994,437

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849
Market price per convertible preferred share (at June 30, 2019)	$50.78
Convertible perpetual preferred shares (at market)	$93,892

Total market capitalization	$1,976,074

Net debt to total market capitalization	44.9%

At June 30, 2019, the non-controlling interest in the Operating Partnership was approximately 2.3%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all non-controlling interest OP units, there would have been approximately 81.7 million common shares of beneficial interest outstanding at June 30, 2019, with a market value of approximately $989.7 million.

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

In addition to FFO available to common shareholders, we include Operating FFO available to common shareholders as an additional measure of our financial and operating performance. Operating FFO excludes acquisition costs and periodic items such as impairment provisions on land available for development, bargain purchase gains, contingent gains, accelerated amortization of debt premiums and gains or losses on extinguishment of debt, land sales, severance and executive management reorganization, net that are not adjusted under the current NAREIT definition of FFO.  We provide a reconciliation of FFO to Operating FFO. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

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

The following table illustrates the reconciliation of net income available to common shareholders to FFO to Operating FFO:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income	$2,962	$4,403	$13,655	$11,863
Net income attributable to noncontrolling partner interest	(69)	(101)	(319)	(275)
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
Net income available to common shareholders	1,218	2,627	9,986	8,238
Adjustments:
Rental property depreciation and amortization expense	20,527	23,425	39,649	44,475
Pro-rata share of real estate depreciation from unconsolidated joint ventures	14	73	28	145
Gain on sale of depreciable real estate	—	—	(5,702)	—
FFO available to common shareholders	21,759	26,125	43,961	52,858
Noncontrolling interest in Operating Partnership (1)	69	101	319	275
Preferred share dividends (assuming conversion) (2)	1,675	1,675	3,350	3,350
FFO available to common shareholders and dilutive securities	23,503	27,901	47,630	56,483

Gain on sale of land	(371)	(181)	(371)	(181)
Provision for impairment on land available for development or sale	—	216	—	216
Severance expense	—	55	98	69
Executive management reorganization, net (3)	698	7,523	446	7,942
Acquisition costs	—	233	—	233
Loss on extinguishment of debt	622	—	622	—
Contingent gain in other income (expense)	—	—	—	(398)
Operating FFO available to common shareholders and dilutive securities	$24,452	$35,747	$48,425	$64,364

Weighted average common shares	79,764	79,519	79,754	79,471
Shares issuable upon conversion of Operating Partnership Units (1)	1,909	1,916	1,909	1,916
Dilutive effect of restricted stock	392	102	394	103
Shares issuable upon conversion of preferred shares (2)	6,923	6,803	6,923	6,803
Weighted average equivalent shares outstanding, diluted	88,988	88,340	88,980	88,293

Diluted earnings per share (4)	$0.01	$0.03	$0.12	$0.10
Per share adjustments for FFO available to common shareholders and dilutive securities	0.25	0.29	0.42	0.54
FFO available to common shareholders and dilutive securities per share, diluted	$0.26	$0.32	$0.54	$0.64

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	0.01	0.08	—	0.09
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.27	$0.40	$0.54	$0.73

(1)	The total non-controlling interest reflects OP units convertible 1:1 into common shares.

(2)
Series D cumulative convertible perpetual preferred shares are paid annual dividends of $6.7 million and are currently convertible into approximately 6.9 million common shares. They are dilutive only when earnings or FFO exceed approximately $0.24 per diluted share per quarter and $0.97 per diluted share per year. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D cumulative convertible perpetual preferred shares on earnings per share and FFO in future periods.

(3)
For 2019, largely comprised of severance to a former executive officer and a performance award expense related to the Company's former Chief Executive Officer. For 2018, includes severance, accelerated vesting of restricted stock and performance award charges, and the benefit from the forfeiture of unvested restricted stock and performance awards associated with our former Chief Executive, Chief Operating and Chief Financial officers, in addition to recruiting fees and cash inducement bonuses related to the June 2018 hiring of our current Chief Executive and Chief Financial officers.

(4)	The denominator to calculate diluted earnings per share excludes shares issuable upon conversion of OP units and preferred shares for the three and six months ended June 30, 2019 and 2018.

Same Property Operating Income

Same Property NOI and NOI from Other Investments are supplemental non-GAAP financial measures of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable consolidated operating properties for the reporting period. Same Property NOI for the three and six months ended June 30, 2019 represents NOI from the Company's same property portfolio consisting of 46 consolidated operating properties acquired or placed in service and stabilized prior to January 1, 2018. Same Property NOI excludes properties under redevelopment or where activities have started in preparation for redevelopment. A property is designated as a redevelopment when planned improvements significantly impact the property. Same Property NOI is calculated using consolidated operating income and adjusted to exclude management and other fee income, depreciation and amortization, general and administrative expense, provision for impairment and non-comparable income and expense adjustments such as straight-line rents, lease termination fees, above/below market rents, and other non-comparable operating income and expense adjustments. NOI from Other Investments for the three and six months ended June 30, 2019 and 2018 represents NOI primarily from (i) properties disposed of during 2018 and 2019, (ii) Webster Place and Rivertowne Square where the Company has begun activities in anticipation of future redevelopment, (iii) certain property related employee compensation and benefits expense and (iv) non-comparable operating income and expense adjustments.

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

The following is a summary of our wholly owned properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
Property Designation	2019	2018	2019	2018
Same-property	46	46	46	46
Acquisitions	—	—	—	—
Redevelopment (1)	2	2	2	2
Total wholly owned properties	48	48	48	48

(1)	Includes the following properties: Rivertowne Square and Webster Place. The entire property indicated for each period is completely excluded from Same Property NOI.

The following is a reconciliation of our net income available to common shareholders to Same Property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)

Net income available to common shareholders	$1,218	$2,627	$9,986	$8,238
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,675	1,675	3,350	3,350
Net income attributable to noncontrolling interest	69	101	319	275
Income tax provision	35	33	71	51
Interest expense	10,084	10,708	20,433	21,309
Costs associated with early extinguishment of debt	622	—	622	—
Earnings from unconsolidated joint ventures	(26)	(202)	(80)	(273)
Gain on sale of real estate	(371)	(181)	(6,073)	(181)
Other expense (income), net	123	68	231	(185)
Management and other fee income	(39)	(48)	(90)	(134)
Depreciation and amortization	20,628	23,457	39,847	44,569
Acquisition costs	—	233	—	233
General and administrative expenses	6,530	12,730	12,596	17,906
Provision for impairment	—	216	—	216
Amortization of lease inducements	128	43	224	86
Amortization of acquired above and below market lease intangibles	(2,463)	(6,266)	(3,372)	(7,388)
Lease termination fees	(83)	(105)	(232)	(105)
Straight-line ground rent expense	76	76	153	153
Straight-line rental income	(574)	(684)	(1,384)	(1,562)
NOI	37,632	44,481	76,601	86,558
NOI from Other Investments	1,457	(6,861)	1,257	(11,861)
Same Property NOI	$39,089	$37,620	$77,858	$74,697

Period-end Occupancy	92.4%	90.8%	92.4%	90.8%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our variable rate debt, interest rates and interest rate swap agreements in effect at June 30, 2019, we do not believe that a 100 basis point change in interest rates would impact our future earnings and cash flows.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $36.3 million at June 30, 2019.

We had derivative instruments outstanding with an aggregate notional amount of $210.0 million as of June 30, 2019.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.46% to 2.15% and had expirations ranging from 2020 to 2023.  The following table sets forth information as of June 30, 2019 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(In thousands)
Fixed-rate debt	$1,319	$102,269	$114,508	$77,397	$129,388	$508,961	$933,842	$953,600
Average interest rate	6.0%	3.9%	3.2%	5.2%	3.7%	4.3%	4.1%	3.6%
Variable-rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—%	—%	—%	—%	—%	—%	—%	—%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at June 30, 2019 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of June 30, 2019 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in certain litigation arising in the ordinary course of business. We do not believe that any of this litigation will have a material effect on our consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

For a discussion of our potential risks and uncertainties, see the information below and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or financing costs to borrowers. We have material contracts that are indexed to USD-LIBOR, and we are monitoring this activity and evaluating the related risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common share repurchases during the quarterly period ended June 30, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	—	$—	—	—
May 1, 2019 to May 31, 2019	111	12.66	—	—
June 1, 2019 to June 30, 2019	37,900	12.59	—	—
Total	38,011	$12.59	—	—

During the quarterly period ended June 30, 2019, we withheld 38,011 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted share awards. The value of the common shares withheld was based on the closing price of our common shares on the applicable vesting date.

Item 6. Exhibits

Exhibit No.	Description
10.1*	Transition Agreement, dated June 26, 2019 between RPT Realty and Catherine Clark.**
10.2	2019 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 30, 2019.**
10.3	2019 Executive Incentive Plan, dated April 29, 2019, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 30, 2019.**
10.4
Form of Performance Share Unit Award Notice Under the 2019 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 28, 2019.**

10.5	Form of Restricted Share Award Notice Under the 2019 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 28, 2019.**
10.6
Form of Restricted Share Award Notice Under the 2019 Omnibus Long-Term Incentive Plan For Non-Employee Trustees, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 28, 2019.**

10.7*	Employment Offer with Raymond Merk dated July 9, 2019.**
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	Inline XBRL Taxonomy Extension Schema.
101.CAL(1)	Inline XBRL Taxonomy Extension Calculation.
101.DEF(1)	Inline XBRL Taxonomy Extension Definition.
101.LAB(1)	Inline XBRL Taxonomy Extension Label.
101.PRE(1)	Inline XBRL Taxonomy Extension Presentation.
104(1)	Cover Page Interactive Data File - The cover page does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________________

*	Filed herewith

**	Management contract or compensatory plan or arrangement

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

RPT REALTY

Date: August 1, 2019	By: /s/ BRIAN L. HARPER Brian L. Harper President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2019	By: /s/ MICHAEL P. FITZMAURICE Michael P. Fitzmaurice Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2019	By: /s/ RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)