Form 10-Q
period 2019-09-30
RPT Realty
filed 2019-10-31
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2019

Commission file number 1-10093

RPT Realty
(Exact name of registrant as specified in its charter)

Maryland		13-6908486
(State of other jurisdiction of incorporation or organization)		(I.R.S Employer Identification Numbers)

19 W 44th Street,	Suite 1002
New York,	New York	10036
(Address of principal executive offices)		(Zip Code)

(212) 221-1261
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest ($0.01 Par Value Per Share)	RPT	New York Stock Exchange
7.25% Series D Cumulative Convertible Perpetual Preferred	RPT.PRD	New York Stock Exchange
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
Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of October 25, 2019: 80,376,025

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RPT REALTY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Income producing properties, at cost:
Land	$361,941	$373,490
Buildings and improvements	1,613,446	1,652,283
Less accumulated depreciation and amortization	(377,709)	(358,195)
Income producing properties, net	1,597,678	1,667,578
Construction in progress and land available for development	52,965	53,222
Net real estate	1,650,643	1,720,800
Equity investments in unconsolidated joint ventures	70	1,572
Cash and cash equivalents	44,472	41,064
Restricted cash and escrows	3,764	3,658
Accounts receivable (net of allowance for doubtful accounts of $926 and $858 as of September 30, 2019 and December 31, 2018, respectively)	21,788	23,802
Acquired lease intangibles, net	35,676	44,432
Operating lease right-of-use assets	19,379	—
Other assets, net	89,973	93,112
TOTAL ASSETS	$1,865,765	$1,928,440

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$933,509	$963,149
Finance lease obligation	975	975
Accounts payable and accrued expenses	54,586	56,355
Distributions payable	19,778	19,728
Acquired lease intangibles, net	41,243	48,647
Operating lease liabilities	18,214	—
Other liabilities	7,967	8,043
TOTAL LIABILITIES	1,076,272	1,096,897

Commitments and Contingencies

RPT Realty ("RPT") Shareholders' Equity:
Preferred shares of beneficial interest, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,850 and 79,734 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	798	797
Additional paid-in capital	1,168,299	1,164,848
Accumulated distributions in excess of net income	(489,733)	(450,130)
Accumulated other comprehensive (loss) income	(941)	4,020
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	770,850	811,962
Noncontrolling interest	18,643	19,581
TOTAL SHAREHOLDERS' EQUITY	789,493	831,543

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,865,765	$1,928,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE
Rental income	$57,809	$63,132	$172,808	$193,822
Other property income	1,024	997	3,004	2,858
Management and other fee income	88	88	178	222
TOTAL REVENUE	58,921	64,217	175,990	196,902

EXPENSES
Real estate taxes	9,123	11,037	27,667	31,796
Recoverable operating expense	6,180	6,301	18,204	19,248
Non-recoverable operating expense	2,463	1,863	7,662	5,334
Depreciation and amortization	20,018	21,150	59,865	65,719
Acquisition costs	—	—	—	233
General and administrative expense	6,249	7,626	18,845	25,532
Provision for impairment	—	—	—	216
TOTAL EXPENSES	44,033	47,977	132,243	148,078

OPERATING INCOME	14,888	16,240	43,747	48,824

OTHER INCOME AND EXPENSES
Other income (expense), net	4	(240)	(227)	(55)
Gain on sale of real estate	—	—	6,073	181
Earnings from unconsolidated joint ventures	373	297	453	570
Interest expense	(9,917)	(11,045)	(30,350)	(32,354)
Other gain on unconsolidated joint ventures	237	5,208	237	5,208
Loss on extinguishment of debt	—	—	(622)	—
INCOME BEFORE TAX	5,585	10,460	19,311	22,374
Income tax provision	(11)	(96)	(82)	(147)
NET INCOME	5,574	10,364	19,229	22,227
Net income attributable to noncontrolling partner interest	(129)	(239)	(448)	(514)
NET INCOME ATTRIBUTABLE TO RPT	5,445	10,125	18,781	21,713
Preferred share dividends	(1,676)	(1,676)	(5,026)	(5,026)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$3,769	$8,449	$13,755	$16,687

EARNINGS PER COMMON SHARE
Basic	$0.05	$0.10	$0.17	$0.21
Diluted	$0.05	$0.10	$0.17	$0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,848	79,712	79,786	79,547
Diluted	80,540	80,450	80,479	79,939

Cash Dividend Declared per Common Share	$0.22	$0.22	$0.66	$0.66

OTHER COMPREHENSIVE INCOME
Net income	$5,574	$10,364	$19,229	$22,227
Other comprehensive gain (loss):
(Loss) gain on interest rate swaps	(1,006)	474	(5,079)	3,838
Comprehensive income	4,568	10,838	14,150	26,065
Comprehensive income attributable to noncontrolling interest	(106)	(250)	(330)	(604)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$4,462	$10,588	$13,820	$25,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months Ended September 30, 2019 and September 30, 2018
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2019	$92,427	$798	$1,167,060	$(475,819)	$42	$18,956	$803,464
Issuance of common shares, net of issuance costs	—	—	8	—	—	—	8
Share-based compensation, net of shares withheld for employee taxes	—	—	1,231	—	—	—	1,231
Dividends declared to common shareholders	—	—	—	(17,568)	—	—	(17,568)
Dividends declared to preferred shareholders	—	—	—	(1,676)	—	—	(1,676)
Distributions declared to noncontrolling interests	—	—	—	—	—	(419)	(419)
Dividends declared to deferred shares	—	—	—	(115)	—	—	(115)
Other comprehensive income adjustment	—	—	—	—	(983)	(23)	(1,006)
Net income	—	—	—	5,445	—	129	5,574
Balance, September 30, 2019	$92,427	$798	$1,168,299	$(489,733)	$(941)	$18,643	$789,493

Balance, June 30, 2018	$92,427	$795	$1,163,359	$(417,526)	$6,143	$20,404	$865,602
Issuance of common shares, net of issuance costs	—	—	(14)	—	—	—	(14)
Share-based compensation, net of shares withheld for employee taxes	—	2	338	—	—	—	340
Dividends declared to common shareholders	—	—	—	(17,538)	—	—	(17,538)
Dividends declared to preferred shareholders	—	—	—	(1,676)	—	—	(1,676)
Distributions declared to noncontrolling interests	—	—	—	—	—	(420)	(420)
Dividends declared to deferred shares	—	—	—	(96)	—	—	(96)
Other comprehensive income adjustment	—	—	—	—	463	11	474
Net income	—	—	—	10,125	—	239	10,364
Balance, September 30, 2018	$92,427	$797	$1,163,683	$(426,727)	$6,606	$20,160	$856,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2019 and September 30, 2018
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2018	$92,427	$797	$1,164,848	$(450,130)	$4,020	$19,581	$831,543
Adoption of ASU 2016-02	—	—	—	(325)	—	(8)	(333)
Issuance of common shares, net of issuance costs	—	—	(86)	—	—	—	(86)
Share-based compensation, net of shares withheld for employee taxes	—	1	3,537	—	—	—	3,538
Dividends declared to common shareholders	—	—	—	(52,670)	—	—	(52,670)
Dividends declared to preferred shareholders	—	—	—	(5,026)	—	—	(5,026)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,260)	(1,260)
Dividends declared to deferred shares	—	—	—	(363)	—	—	(363)
Other comprehensive income adjustment	—	—	—	—	(4,961)	(118)	(5,079)
Net income	—	—	—	18,781	—	448	19,229
Balance, September 30, 2019	$92,427	$798	$1,168,299	$(489,733)	$(941)	$18,643	$789,493

Balance, December 31, 2017	$92,427	$794	$1,160,862	$(392,619)	$2,858	$20,847	$885,169
Adoption of ASU 2017-05	—	—	—	2,109	—	51	2,160
Issuance of common shares, net of issuance costs	—	—	(39)	—	—	—	(39)
Redemption of OP unit holders	—	—	—	(18)	—	(79)	(97)
Share-based compensation, net of shares withheld for employee taxes	—	3	2,860	—	—	—	2,863
Dividends declared to common shareholders	—	—	—	(52,519)	—	—	(52,519)
Dividends declared to preferred shareholders	—	—	—	(5,026)	—	—	(5,026)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,263)	(1,263)
Dividends declared to deferred shares	—	—	—	(367)	—	—	(367)
Other comprehensive income adjustment	—	—	—	—	3,748	90	3,838
Net income	—	—	—	21,713	—	514	22,227
Balance, September 30, 2018	$92,427	$797	$1,163,683	$(426,727)	$6,606	$20,160	$856,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$19,229	$22,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,865	65,719
Amortization of deferred financing fees	1,069	1,140
Income tax provision	82	147
Earnings from unconsolidated joint ventures	(453)	(570)
Distributions received from operations of unconsolidated joint ventures	194	546
Provision for impairment	—	216
Loss on extinguishment of debt	622	—
Other gain on unconsolidated joint ventures	(237)	(5,208)
Gain on sale of real estate	(6,073)	(181)
Amortization of premium on mortgages, net	(722)	(772)
Service-based restricted share expense	2,732	3,980
Long-term incentive cash and equity compensation expense	1,647	1,346
Changes in assets and liabilities:
Accounts receivable, net	2,196	523
Acquired lease intangibles and other assets, net	(2,228)	(1,786)
Accounts payable, acquired lease intangibles and other liabilities	(8,281)	(7,509)
Net cash provided by operating activities	69,642	79,818

INVESTING ACTIVITIES
Acquisition of real estate	—	(6,365)
Development and capital improvements	(45,998)	(64,335)
Net proceeds from sales of real estate	67,913	1,354
Distributions from sale of joint venture property	1,985	6,308
Investment in unconsolidated joint ventures	—	3,000
Net cash provided by (used in) investing activities	23,900	(60,038)

FINANCING ACTIVITIES
Repayments of mortgages and notes payable	(30,065)	(1,902)
Proceeds on revolving credit facility	—	65,000
Repayments on revolving credit facility	—	(15,000)
Proceeds, net of costs, from issuance of common stock	(86)	(39)
Redemption of operating partnership units for cash	—	(97)
Shares used for employee taxes upon vesting of awards	(608)	(1,781)
Dividends paid to preferred shareholders	(5,026)	(5,026)
Dividends paid to common shareholders and deferred shares	(52,983)	(52,827)
Distributions paid to operating partnership unit holders	(1,260)	(1,263)
Net cash used in financing activities	(90,028)	(12,935)

Net change in cash, cash equivalents and restricted cash	3,514	6,845
Cash, cash equivalents and restricted cash at beginning of period	44,722	12,891
Cash, cash equivalents and restricted cash at end of period	$48,236	$19,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $125 and $706 in 2019 and 2018, respectively)	$26,794	$27,986
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	2,191	—
Deferred gain recognized in equity	—	2,160

	As of September 30,
Reconciliation of cash, cash equivalents and restricted cash	2019	2018
Cash and cash equivalents	$44,472	$16,719
Restricted cash and escrows	3,764	3,017
	$48,236	$19,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

RPT Realty, together with its subsidiaries (the “Company” or “RPT”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of dynamic open-air shopping destinations principally located in the top U.S. markets. The Company's locally-curated consumer experience reflects the lifestyles of its diverse neighborhoods and match the modern expectation of its retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange under the ticker symbol RPT. As of September 30, 2019, the Company's portfolio consisted of 48 shopping centers representing 11.8 million square feet.  As of September 30, 2019, the Company’s portfolio was 94.7% leased.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, the operating partnership, RPT Realty, L.P. (the “OP”) (97.7% owned by the Company at September 30, 2019 and December 31, 2018), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest.

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

Reclassifications

Certain amounts in the prior period have been reclassified in order to conform with the current period’s presentation. The Company reclassified $0.5 million and $1.9 million, respectively, of expense associated with property related employee compensation and benefits from General and administrative expense to Non-recoverable operating expense for the three and nine months ended September 30, 2018.

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expanded the scope of Topic 718, Compensation-Stock Compensation (which previously only included share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees is now substantially aligned. This standard became effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB updated ASC Topic 842 “Leases” (“ASU 2016-02”). ASU 2016-02 requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not incremental direct leasing costs. In addition, the following ASUs were subsequently issued related to ASC Topic 842, all of which were effective with ASU 2016-02:

•In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842”. The standard provides an optional transition practical expedient for the adoption of ASU 2016-02 that, if elected, does not require an organization to reconsider its accounting for existing land easements that are not currently accounted for under the old leases standard.
•In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which affects narrow aspects of the guidance issued in the amendments in ASU 2016-02.
•In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met. The guidance also provides an optional transition method which would allow entities to initially apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if necessary.
•In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” which addresses specific issues in the leasing guidance, including sales taxes and other similar taxes collected from lessees, certain lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components.

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

For leases where the Company is a lessee, primarily the Company’s ground lease and administrative office leases, the Company recorded an operating lease liability of $16.6 million and a operating lease right-of-use asset of $18.0 million upon adoption, which were initially measured at the present value of future lease payments. The right-of-use asset was recorded net of our existing straight-line rent liability and ground lease intangible asset. The present value of future lease payments was discounted using our incremental borrowing rate on a collateralized basis over a similar term in a similar environment. For leases with a term of 12 months or less, the Company has made a policy election to not recognize lease liabilities and lease assets. For our existing ground and office operating leases, we have continued to recognize straight-line rent expense within non-recoverable operating expenses and general and administrative expenses, respectively, within our condensed consolidated statement of operations and comprehensive income.

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

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB updated Accounting Standards Codification (“ASC”) Topic 326 “Financial Instruments - Credit Losses” with ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within that fiscal year. In addition, in November 2018 the FASB issued ASU 2018-19, which clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The adoption of ASU 2016-13 is not expected to have a material impact on our condensed consolidated financial statements.

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

For the three and nine months ended September 30, 2019 we recorded no impairment provision. For the nine months ended September 30, 2018, we recorded an impairment provision totaling $0.2 million on a land parcel. The 2018 adjustment was triggered by higher costs related to this parcel. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing an asset or market pricing from potential or comparable transactions.

Land available for development includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center or outparcel pad. The viability of all projects under construction or development is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development was $28.4 million and $29.5 million at September 30, 2019 and December 31, 2018, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $24.5 million and $23.7 million at September 30, 2019 and December 31, 2018, respectively. The increase in construction in progress from December 31, 2018 to September 30, 2019 was due primarily to the capital expenditures for ongoing projects, partially offset by completion of ongoing expansion projects and property dispositions.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and probable of closing within one year of the reporting date. As of September 30, 2019, and December 31, 2018, we had no properties and no land parcels classified as held for sale.

3.  Property Acquisitions and Dispositions

Acquisitions

There were no acquisitions in the nine months ended September 30, 2019.

Dispositions

The following table provides a summary of our disposition activity in the nine months ended September 30, 2019:

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

4.  Equity Investments in Unconsolidated Joint Ventures

We are an investor in three joint venture agreements: 1) Ramco/Lion Venture LP, 2) Ramco 450 Venture LLC, and 3) Ramco HHF NP LLC, whereby we own 30%, 20%, and 7%, respectively, of the equity in each joint venture. As of September 30, 2019, our joint ventures do not own any income producing properties. We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	September 30, 2019	December 31, 2018
	(In thousands)
ASSETS
Investment in real estate, net	$—	$22,591
Other assets	500	2,099
Total Assets	$500	$24,690
LIABILITIES AND OWNERS' EQUITY
Total liabilities	$175	$525
Owners' equity	325	24,165
Total Liabilities and Owners' Equity	$500	$24,690

RPT's equity investments in unconsolidated joint ventures	$70	$1,572

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	2019	2018	2019	2018
	(In thousands)		(In thousands)
Total revenue	$180	$782	$1,662	$3,204
Total expenses	240	654	1,021	2,269
Income before other income and expense	(60)	128	641	935
Gain on sale of real estate	5,494	1,024	5,494	1,024
Net income	$5,434	$1,152	$6,135	$1,959

RPT's share of earnings from unconsolidated joint ventures	$373	$297	$453	$570

The decline in RPT's share of Income before other income and expense for the periods presented is attributable to the sale of joint venture shopping centers in August 2019 and July 2018.

Acquisitions

There was no acquisition activity in the nine months ended September 30, 2019 by any of our unconsolidated joint ventures.

Dispositions

The following table provides a summary of our unconsolidated joint venture property disposition activity during the nine months ended September 30, 2019:

					Gross
Property Name	Location	GLA	Ownership %	Date Sold	Gross Sales Price	Gain on Sale (at 100%)
		(in thousands)			(in thousands)
Nora Plaza	Indianapolis, IN	140	7%	8/16/19	$29,000	$5,494
		140			$29,000	$5,494

RPT's proportionate share of gross sales price and gain on sale of joint venture property					$2,030	$385

The Company recorded an other gain on unconsolidated joint ventures for the three and nine months ended September 30, 2019 of $0.2 million which represents the excess of the net cash distributed to it from the Nora Plaza disposition and its proportionate share of the remaining equity in the unconsolidated joint venture.

Joint Venture Management and Other Fee Income

We are engaged by our joint ventures to provide asset management, property management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received, and recognize these fees as the services are rendered.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Management fees	$21	$33	$85	$127
Leasing fees	—	—	2	40
Construction fees	—	—	24	—
Disposition fees	67	55	67	55
Total	$88	$88	$178	$222

5.  Debt

The following table summarizes our loan facilities, mortgages, notes payable and finance lease obligation as of September 30, 2019 and December 31, 2018:

Notes Payable and Finance Lease Obligation	September 30, 2019	December 31, 2018
	(In thousands)
Senior unsecured notes	$610,000	$610,000
Unsecured term loan facilities	210,000	210,000
Fixed rate mortgages	113,194	115,134
Unsecured revolving credit facility	—	—
Junior subordinated notes	—	28,125
	933,194	963,259
Unamortized premium	2,226	2,948
Unamortized deferred financing costs	(1,911)	(3,058)
Total notes payable	$933,509	$963,149

Finance lease obligation	$975	$975

Senior Unsecured Notes

The following table summarizes the Company's senior unsecured notes:

		September 30, 2019		December 31, 2018
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Senior unsecured notes	6/27/2021	$37,000	3.75%	$37,000	3.75%
Senior unsecured notes	12/21/2022	25,000	4.13%	25,000	4.13%
Senior unsecured notes	6/27/2023	41,500	4.12%	41,500	4.12%
Senior unsecured notes	5/28/2024	50,000	4.65%	50,000	4.65%
Senior unsecured notes	11/4/2024	50,000	4.16%	50,000	4.16%
Senior unsecured notes	11/18/2024	25,000	4.05%	25,000	4.05%
Senior unsecured notes	6/27/2025	31,500	4.27%	31,500	4.27%
Senior unsecured notes	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes	11/4/2026	50,000	4.30%	50,000	4.30%
Senior unsecured notes	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes	12/21/2029	20,000	4.72%	20,000	4.72%
		$610,000	4.21%	$610,000	4.21%
Unamortized deferred financing costs		(1,350)		(1,546)
	Total	$608,650		$608,454

Unsecured Term Loan Facilities and Revolving Credit Facility

The following table summarizes the Company's unsecured term loan facilities and revolving credit facility:

		September 30, 2019		December 31, 2018
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Unsecured term loan - fixed rate (1)	5/16/2020	$75,000	2.99%	$75,000	2.99%
Unsecured term loan - fixed rate (2)	5/29/2021	75,000	2.84%	75,000	2.84%
Unsecured term loan - fixed rate (3)	3/3/2023	60,000	3.42%	60,000	3.42%
		$210,000	3.06%	$210,000	3.06%
Unamortized deferred financing costs		(532)		(808)
Term loans, net		$209,468		$209,192

Revolving credit facility - variable rate	9/14/2021	$—	3.38%	—	3.81%

(1)Swapped to a weighted average fixed rate of 1.69%, plus a credit spread of 1.30%, based on a leverage grid at September 30, 2019.
(2)Swapped to a weighted average fixed rate of 1.49%, plus a credit spread of 1.35%, based on a leverage grid at September 30, 2019.
(3)Swapped to a weighted average fixed rate of 1.77%, plus a credit spread of 1.65%, based on a leverage grid at September 30, 2019.

As of September 30, 2019 and December 31, 2018, we had no balance outstanding under our revolving credit facility. After adjusting for outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaling $0.2 million, we had $349.8 million of availability under our revolving credit facility. The interest rate as of September 30, 2019 was 3.38%.

Mortgages

The following table summarizes the Company's fixed rate mortgages:

		September 30, 2019		December 31, 2018
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
West Oaks II and Spring Meadows Place	4/1/2020	$25,164	6.50%	$25,804	6.50%
Bridgewater Falls Shopping Center	2/6/2022	53,704	5.70%	54,514	5.70%
The Shops on Lane Avenue	1/10/2023	28,650	3.76%	28,650	3.76%
Nagawaukee II	6/1/2026	5,676	5.80%	6,166	5.80%
		$113,194	5.39%	$115,134	5.40%
Unamortized premium		2,226		2,948
Unamortized deferred financing costs		(29)		(73)
	Total	$115,391		$118,009

The fixed rate mortgages are secured by properties that have an approximate net book value of $180.1 million as of September 30, 2019.

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

Junior Subordinated Notes

On April 30, 2019, we redeemed all of our outstanding junior subordinated notes due 2038, which accrued interest at a variable rate of LIBOR plus 3.30% for an aggregate purchase price of $28.6 million, consisting of the outstanding principal amount and accrued and unpaid interest as of the redemption date. In conjunction with this redemption, we wrote off unamortized deferred financing costs of $0.6 million, which is included as loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income.

Covenants

Our unsecured revolving credit facility, senior unsecured notes, and unsecured term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of September 30, 2019, we were in compliance with these covenants.

Debt Maturities

The following table presents scheduled principal payments on mortgages and notes payable as of September 30, 2019:

Year Ending December 31,
(In thousands)
2019	$671
2020	102,269
2021	114,508
2022	77,397
2023	129,388
Thereafter	508,961
Subtotal debt	933,194
Unamortized premium	2,226
Unamortized deferred financing costs	(1,911)
Total debt	$933,509

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

Level 3   Valuation is generated from model-based techniques that use at least one significant assumption which is not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the assets or liabilities.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

		Total Fair Value	Level 2
	Balance Sheet Location
September 30, 2019		(In thousands)
Derivative assets - interest rate swaps	Other assets	$143	$143
Derivative liabilities - interest rate swaps	Other liabilities	$(1,107)	$(1,107)
December 31, 2018
Derivative assets - interest rate swaps	Other assets	$4,115	$4,115
Derivative liabilities - interest rate swaps	Other liabilities	$—	$—

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $933.2 million and $935.1 million as of September 30, 2019 and December 31, 2018, respectively, had fair values of approximately $963.9 million and $928.2 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying value of $28.1 million as of December 31, 2018. After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at September 30, 2019, following the redemption of our junior subordinated notes described above, we had no variable rate debt outstanding.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:

Net Real Estate

Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the nine months ended September 30, 2019, we did not incur any impairment for income producing shopping centers that are required to be measured at fair value on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the period.

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations and comprehensive income.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.   Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR rate. At September 30, 2019, all of our hedges were effective.

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

At December 31, 2018, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million. Additionally, in August 2019, we entered into five forward starting interest rate swap agreements for an aggregate notional amount of $150.0 million.

The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2019:

	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	$50,000	1.460%	$94	05/2020
Unsecured term loan	Cash Flow	20,000	1.498%	9	05/2021
Unsecured term loan	Cash Flow	15,000	1.490%	8	05/2021
Unsecured term loan	Cash Flow	40,000	1.480%	29	05/2021
		$125,000		$140
Derivative Assets - Forward Swaps
Unsecured term loan	Cash Flow	25,000	1.310%	3	01/2025
Total Derivative Assets		$150,000		$143

Derivative Liabilities
Unsecured term loan	Cash Flow	$15,000	2.150%	$(37)	05/2020
Unsecured term loan	Cash Flow	10,000	2.150%	(24)	05/2020
Unsecured term loan	Cash Flow	60,000	1.770%	(762)	03/2023
		$85,000		$(823)

Derivative Liabilities - Forward Swaps
Unsecured term loan	Cash Flow	25,000	1.324%	(12)	01/2025
Unsecured term loan	Cash Flow	50,000	1.382%	(115)	01/2027
Unsecured term loan	Cash Flow	25,000	1.398%	(73)	01/2027
Unsecured term loan	Cash Flow	25,000	1.402%	(84)	01/2027
Total Derivative Liabilities		$210,000		$(1,107)

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2019 and 2018 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018		2019	2018
	(In thousands)			(In thousands)
Interest rate contracts - assets	$(518)	$260	Interest Expense	$211	$214
Interest rate contracts - liabilities	(813)	—	Interest Expense	114	—
Total	$(1,331)	$260	Total	$325	$214

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2019 and 2018 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019	2018
	(In thousands)			(In thousands)
Interest rate contracts - assets	$(5,039)	$3,367	Interest Expense	$1,067	$264
Interest rate contracts - liabilities	(1,258)	246	Interest Expense	151	(39)
Total	$(6,297)	$3,613	Total	$1,218	$225

8. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at September 30, 2019, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2019 (remaining)	$42,989
2020	170,394
2021	153,411
2022	130,657
2023	108,824
Thereafter	377,516
Total	$983,791

We recognized rental income related to variable lease payments of $37.9 million for the nine months ended September 30, 2019.

Substantially all of the assets included as Income producing properties, net on the condensed consolidated balance sheets, relate to our portfolio of wholly owned shopping centers, in which we are the lessor under operating leases with our tenants. As of September 30, 2019, the Company’s portfolio was 94.7% leased.

Expenses

We have operating leases for our two corporate offices in New York, New York and Southfield, Michigan, that expire in January 2024 and December 2024, respectively. Our operating lease in New York includes an additional five year renewal and our operating lease in Southfield includes two additional five year renewals which are all exercisable at our option. We also have an operating ground lease at Centennial Shops located in Edina, Minnesota which includes rent escalations throughout the lease period and expires in April 2105. In addition, we have a finance ground lease at our Buttermilk Towne Center with the City of Crescent Springs that expires in December 2032. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expenses for these leases on a straight-line basis over the lease term.

The components of lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	Classification	2019	2018	2019	2018
		(In thousands)
Operating ground lease cost	Non-recoverable operating expense	$291	$290	$872	$871
Operating administrative lease cost	General and administrative expense	224	185	708	487
Finance lease cost	Interest Expense	12	13	38	40

Supplemental balance sheet information related to leases is as follows:

Balance Sheet	Classification	September 30, 2019
		(In thousands)
ASSETS
Operating lease assets	Operating lease right-of-use assets	$19,379
Finance lease asset	Land	13,249
Total leased assets		$32,628

LIABILITIES
Operating lease liabilities	Operating lease liabilities	$18,214
Finance lease liability	Finance lease liability	975
Total lease liabilities		$19,189

Weighted Average Remaining Lease Terms
Operating leases		70 years
Finance lease		13 years
Weighted Average Incremental Borrowing Rate
Operating leases		6.05%
Finance lease		5.23%

Supplemental cash flow information related to leases is as follows:

Nine Months Ended September 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,361
Operating cash flows from finance lease	—
Financing cash flows from finance lease	—

Maturities of lease liabilities as of September 30, 2019 were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Lease
	(In thousands)
2019 (remaining)	$308	$100
2020	1,456	100
2021	1,469	100
2022	1,482	100
2023	1,495	100
Thereafter	96,596	900
Total lease payments	$102,806	$1,400
Less imputed interest	(84,592)	(425)
Total	$18,214	$975

9.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income	$5,574	$10,364	$19,229	$22,227
Net income attributable to noncontrolling interest	(129)	(239)	(448)	(514)
Allocation of income to restricted share awards	(115)	(83)	(363)	(319)
Income attributable to RPT	5,330	10,042	18,418	21,394
Preferred share dividends	(1,676)	(1,676)	(5,026)	(5,026)
Net income available to common shareholders - Basic and Diluted	$3,654	$8,366	$13,392	$16,368

Weighted average shares outstanding, Basic	79,848	79,712	79,786	79,547
Restricted stock awards using the treasury method	692	738	693	392
Weighted average shares outstanding, Diluted	80,540	80,450	80,479	79,939

Income per common share, Basic	$0.05	$0.10	$0.17	$0.21
Income per common share, Diluted	$0.05	$0.10	$0.17	$0.20

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Outstanding	Convertible	Outstanding	Convertible	Outstanding	Convertible	Outstanding	Convertible
Operating Partnership Units	1,909	1,909	1,909	1,909	1,909	1,909	1,909	1,909
Series D Preferred Shares	1,849	6,954	1,849	6,830	1,849	6,954	1,849	6,830
	3,758	8,863	3,758	8,739	3,758	8,863	3,758	8,739

10.  Share-based Compensation Plans

As of September 30, 2019, we have two share-based compensation plans in effect: 1) the 2019 Omnibus Long-Term Incentive Plan (“2019 LTIP”) and 2) the Inducement Incentive Plan (“Inducement Plan”). On April 29, 2019, our shareholders approved the 2019 LTIP, which replaces the 2012 Omnibus Long-Term Incentive Plan (the “2012 LTIP”). The 2019 LTIP will be administered by the compensation committee of the Board. The 2019 LTIP provides for the award to our trustees, officers, employees and other service providers of restricted shares, restricted share units, options to purchase shares, share appreciation rights, unrestricted shares, and other awards to acquire up to an aggregate of 3.5 million common shares of beneficial interest plus any shares that become available under the 2012 LTIP as a result of the forfeiture, expiration or cancellation of outstanding awards or any award settled in cash in lieu of shares. As of September 30, 2019, there were 3.4 million shares of beneficial interest available for issuance under the 2019 LTIP. The Inducement Plan was approved by the Board of Trustees in April 2018 and under such plan our Compensation Committee may grant, subject to any Company performance conditions as specified by the Compensation Committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement to the individual’s entry into employment with the Company.  The Inducement Plan allows us to issue up to 6.0 million common shares of beneficial interest, of which 5.4 million remained available for issuance as of September 30, 2019; however, we do not intend to make further awards under the Inducement Plan following adoption of the 2019 LTIP.

As of September 30, 2019, we had 63,679 unvested service-based share awards outstanding under the 2019 LTIP, 145,952 unvested service-based share awards outstanding under the Inducement Plan, and 239,538 unvested service-based share awards outstanding under the 2012 LTIP.  These awards have various expiration dates through March 2023.

During the nine months ended September 30, 2019, we granted the following awards:

•270,909 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and
•performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards to employees vest over three years or five years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year. We recognized expense related to service-based restricted share grants of $0.8 million and $1.0 million for the three months ended September 30, 2019 and September 30, 2018, respectively, and an expense of $2.8 million and $3.9 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. Compensation expense related to the cash awards was $0.3 million for both the three months ended September 30, 2019 and September 30, 2018, respectively, and expense of $0.2 million and $0.7 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. The weighted average assumptions used in the Monte Carlo simulation models are summarized in the following table:

	September 30, 2019	December 31, 2018
Closing share price	$13.55	$11.95
Expected dividend rate	6.5%	7.4%
Expected stock price volatility	19.8% - 23.4%	24.9%
Risk-free interest rate	1.6% - 1.9%	2.6%
Expected life (years)	0.25 - 2.25	1.00

The Company also determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was $0.5 million and $0.4 million for the three months ended September 30, 2019 and September 30, 2018, respectively, and expense of $1.4 million and $0.7 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. The fair value of each grant for the reported periods is estimated on the date of grant using the Monte Carlo simulation model using the weighted average assumptions noted in the following table:

	Nine Months Ended September 30,
	2019	2018
Closing share price	$12.05	$11.89 - $12.71
Expected dividend rate	7.3%	6.9% - 7.4%
Expected stock price volatility	22.9%	21.5% - 21.8%
Risk-free interest rate	2.5%	2.3% - 2.6%
Expected life (years)	2.85	2.55 - 2.85

We recognized total share-based compensation expense of $1.6 million and $1.7 million for the three months ended September 30, 2019 and September 30, 2018, respectively, and $4.4 million and $5.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

As of September 30, 2019, we had $7.0 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 1.9 years.

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

As of September 30, 2019, we had a federal and state deferred tax asset of $8.0 million and a valuation allowance of $8.0 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

If in the future we are able to conclude it is more likely than not that we will realize a future benefit from a deferred tax asset, we will reduce the related valuation allowance by the appropriate amount. The first time this occurs, it will result in a net deferred tax asset on our balance sheet and an income tax benefit of equal magnitude in our consolidated statement of operations and comprehensive income in the period we make the determination.

We recorded income tax provisions of approximately $0.1 million for both the nine months ended September 30, 2019 and 2018.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

12.  Executive Reorganization

In connection with the reorganization of the executive management team, we recorded one-time employee termination benefits of $0.0 million and $0.6 million for the three and nine months ended September 30, 2019, respectively, and $1.3 million and $7.6 million for the three and nine months ended September 30, 2018, respectively. In connection with the reduction in force from the reorganization of the Company's operating structure, we recorded one-time employee termination benefits of $0.8 million for the three and nine months ended September 30, 2018. Such charges are reflected in the condensed consolidated statements of operations and comprehensive income in general and administrative expense.

13.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of September 30, 2019, we had entered into agreements for construction costs of approximately $3.8 million.

Litigation

From time to time, we are involved in certain litigation arising in the ordinary course of business; however, we do not believe that any of this litigation will have a material effect on our condensed consolidated financial statements.

Development Obligations

As of September 30, 2019, the Company has $2.6 million of development related obligations that require annual payments through December 2043.

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

Environmental Matters

We are subject to numerous federal, state and local environmental laws, ordinances and regulations in the areas where we own or operate properties. We are not aware of any contamination which may have been caused by us or any of our tenants that would have a material effect on our condensed consolidated financial statements.

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

In October 2019, the Company received binding commitments for a $660.0 million amended and restated unsecured credit facility.

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

Overview

We own and operate a national portfolio of dynamic open-air shopping destinations principally located in the top U.S. markets. The Company's locally-curated consumer experience reflects the lifestyles of its diverse neighborhoods and match the modern expectation of its retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange under the ticker symbol RPT. As of September 30, 2019, the Company's portfolio consisted of 48 shopping centers representing 11.8 million square feet.  As of September 30, 2019, the Company’s portfolio was 94.7% leased.

Our Strategy

Our goal is to be a dominant shopping center owner, with a focus on the following:
•Own and manage high quality open-air shopping centers predominantly concentrated in the top U.S. metro areas;
•Curate our real estate to maximize its value while being aligned with the future of the shopping center by leveraging technology, optimizing distribution points for brick-and-mortar and e-commerce purchases, engaging in best-in-practice sustainability programs and developing a personalized appeal to attract and engage the next generation of shoppers;
•Maintain a value creation redevelopment and expansion pipeline;
•Maximize balance sheet liquidity and flexibility; and
•Retain motivated, talented and high performing employees.

Key methods to achieve our strategy:
•Deliver above average relative shareholder return and generate outsized consistent and sustainable same property NOI and Operating FFO per share growth;
•Pursue selective redevelopment projects with significant pre-leasing for which we expect to achieve attractive returns on investment;
•Sell assets that no longer meet our long-term strategy and redeploy the proceeds to lease, redevelop and acquire assets in our core and target markets;
•Achieve lower leverage while maintaining low variable interest rate risk; and

•Retain access to diverse sources of capital, maintain liquidity through borrowing capacity under our unsecured line of credit and minimize the amount of debt maturities in a single year.

The following table summarizes our consolidated operating portfolio by market as of September 30, 2019:

Market Summary
MSA	Number of Properties	GLA (in thousands)	Leased %	Occupied %	ABR/SF	% of ABR
Top 40 MSAs:
Atlanta	3	526	96.2%	95.3%	$12.13	3.6%
Baltimore	1	252	97.1%	94.7%	9.79	1.4%
Chicago	4	767	90.9%	84.8%	15.98	6.1%
Cincinnati	3	1,263	93.8%	91.2%	15.91	10.8%
Columbus	2	434	90.2%	90.2%	17.83	4.1%
Denver	1	504	89.0%	88.0%	19.78	5.2%
Detroit	9	2,317	97.8%	96.7%	14.74	19.4%
Indianapolis	1	248	88.9%	88.9%	14.01	1.8%
Jacksonville	2	730	92.1%	86.1%	17.47	6.5%
Miami	6	1,035	95.0%	94.6%	17.62	10.2%
Milwaukee	2	546	91.7%	89.9%	12.26	3.6%
Minneapolis	2	445	90.4%	89.4%	25.20	5.9%
Nashville	1	633	98.0%	97.5%	13.32	4.9%
St. Louis	4	827	96.5%	96.5%	15.65	7.4%
Tampa	4	751	99.2%	98.9%	12.56	5.5%
Top 40 MSA subtotal	45	11,278	94.7%	93.0%	$15.56	96.4%
Non Top 40 MSA	3	516	95.0%	95.0%	12.40	3.6%
Total	48	11,794	94.7%	93.1%	$15.42	100.0%

We accomplished the following activity during the nine months ended September 30, 2019:

Leasing Activity

For our consolidated properties we reported the following leasing activity:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	116	699,839	$17.35	$16.01	$1.18	$0.10
New Leases - Comparable	22	60,467	$28.10	$21.94	$55.95	$10.12
New Leases - Non-Comparable (4)	38	289,402	$13.65	N/A	$37.20	$5.87
Total	176	1,049,708	$16.95	N/A	$14.27	$2.26

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

Investing Activity

At September 30, 2019, we have two properties where there is a pad development or GLA expansion that have an aggregate estimated cost of $4.1 million, of which $0.5 million remains to be invested. These projects are expected to stabilize over the next nine months.

Financing Activity

Debt
As of September 30, 2019, we had net debt of $885.9 million, reflecting net debt to total market capitalization of 42.1% as compared to 45.7% at September 30, 2018. Net debt decreased by $142.5 million compared to September 30, 2018, primarily as a result of debt repayments and an increase in cash and cash equivalents from proceeds received on property disposals completed in the last twelve months.
On April 30, 2019, we redeemed all of our outstanding junior subordinated notes due 2038, which accrued interest at a variable rate of LIBOR plus 3.30% for an aggregate purchase price of $28.6 million, consisting of the outstanding principal amount and accrued and unpaid interest as of the redemption date.
At September 30, 2019 and September 30, 2018, we had $349.8 million and $269.8 million, respectively, available to draw under our unsecured revolving line of credit.
Equity

We had an equity distribution agreement pursuant to which we could sell up to an aggregate of 8.0 million common shares from time to time, in our sole discretion in an at-the-market equity program. For the nine months ended September 30, 2019, we did not issue any common shares through the arrangement. The sale of such shares issuable pursuant to the distribution agreement was registered with the SEC on our registration statement on Form S-3, which expired in June 2019.

Land Available for Development

At September 30, 2019, our three largest development sites are Hartland Towne Square, Lakeland Park Center and Parkway Shops. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

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

Comparison of three months ended September 30, 2019 to September 30, 2018

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the three months ended September 30, 2019 as compared to the same period in 2018:

	Three Months Ended September 30,
	2019	2018	Dollar Change	Percent Change
	(In thousands)
Total revenue	$58,921	$64,217	$(5,296)	(8.2)%
Real estate taxes	9,123	11,037	(1,914)	(17.3)%
Recoverable operating expense	6,180	6,301	(121)	(1.9)%
Non-recoverable operating expense	2,463	1,863	600	32.2%
Depreciation and amortization	20,018	21,150	(1,132)	(5.4)%
General and administrative expense	6,249	7,626	(1,377)	(18.1)%
Earnings from unconsolidated joint ventures	373	297	76	25.6%
Interest expense	9,917	11,045	(1,128)	(10.2)%
Other gain on unconsolidated joint ventures	237	5,208	(4,971)	NM
Preferred share dividends	1,676	1,676	—	—%

Total revenue for the three months ended September 30, 2019 decreased $5.3 million, or (8.2)%, from 2018. The decrease is primarily due to the following:
•$7.7 million decrease related to properties sold during the fourth quarter of 2018 and first quarter of 2019; partially offset by
•$1.4 million increase from acceleration of below market leases in the current period attributable to leases terminating earlier than originally estimated as a result of the Charming Charlie bankruptcy filing; and
•$0.9 million net increase related to our existing centers largely attributable to higher minimum rent primarily from occupancy gains, contractual rent increases and lease renewals.

Real estate tax expense for the three months ended September 30, 2019 decreased $1.9 million, or (17.3)% from 2018, primarily due to properties sold during the fourth quarter of 2018 and the first quarter of 2019.

Recoverable operating expense for the three months ended September 30, 2019 decreased $0.1 million, or (1.9)% from 2018, primarily due to properties sold during the fourth quarter of 2018 and the first quarter of 2019, partially offset by higher common area maintenance expenses at existing properties.

Non-recoverable operating expense for the three months ended September 30, 2019 increased $0.6 million, or 32.2% from 2018, primarily due to higher internal leasing costs as a result of the adoption of ASC 842 which eliminated the capitalization of these costs in the current year and higher legal fees associated with a tenant dispute.

Depreciation and amortization expense for the three months ended September 30, 2019 decreased $1.1 million, or (5.4)%, from 2018.  The decrease is primarily a result of properties sold during the fourth quarter of 2018 and the first quarter of 2019, partially offset by higher asset write offs in the current period related to the Charming Charlie bankruptcy filing.

General and administrative expense for the three months ended September 30, 2019 decreased $1.4 million, or (18.1)%, from 2018.  The net decrease is primarily a result of lower severance and management reorganization expense, which includes severance costs associated with former executives as well as sign on bonuses and recruiting fees attributable to the new executive team, partially offset by increases in compensation expense and outside professional services.

Earnings from unconsolidated joint ventures for the three months ended September 30, 2019 remained flat from the comparable period in 2018.

Interest expense for the three months ended September 30, 2019 decreased $1.1 million, or (10.2)% from 2018, primarily as a result of a 10.9% decrease in our average outstanding debt, partially offset by lower capitalized interest. The decline in our average outstanding debt is the result of using proceeds from asset sales in the fourth quarter of 2018 and first quarter of 2019 to paydown our revolving credit line and to redeem our junior subordinated notes.

Other gain on unconsolidated joint ventures for the three months ended September 30, 2019 decreased $5.0 million primarily due to the sale of the Martin Square property by our joint venture in the prior period. The gain represents the difference between our share of the distributed proceeds and the carrying value of our equity investment in the joint venture.

Comparison of nine months ended September 30, 2019 to September 30, 2018

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the nine months ended September 30, 2019 as compared to the same period in 2018:

	Nine Months Ended September 30,
	2019	2018	Dollar Change	Percent Change
	(In thousands)
Total revenue	$175,990	$196,902	$(20,912)	(10.6)%
Real estate taxes	27,667	31,796	(4,129)	(13.0)%
Recoverable operating expense	18,204	19,248	(1,044)	(5.4)%
Non-recoverable operating expense	7,662	5,334	2,328	43.6%
Depreciation and amortization	59,865	65,719	(5,854)	(8.9)%
Acquisition costs	—	233	(233)	—%
General and administrative expense	18,845	25,532	(6,687)	(26.2)%
Provision for impairment	—	216	(216)	—%
Gain on sale of real estate	6,073	181	5,892	NM
Earnings from unconsolidated joint ventures	453	570	(117)	(20.5)%
Interest expense	30,350	32,354	(2,004)	(6.2)%
Other gain on unconsolidated joint ventures	237	5,208	(4,971)	NM
Loss on extinguishment of debt	622	—	622	—%
Preferred share dividends	5,026	5,026	—	—%

Total revenue for the nine months ended September 30, 2019 decreased $20.9 million, or (10.6)%, from 2018. The decrease is primarily due to the following:
•$21.9 million decrease related to properties sold during the fourth quarter of 2018 and first quarter of 2019;
•$5.2 million decrease from acceleration of a below market lease in the prior period attributable to a specific tenant who vacated prior to the original estimated lease termination date; partially offset by a
•$2.8 million increase from acceleration of below market leases in the current period attributable to tenants who vacated prior to the original estimated lease termination date; and a
•$3.4 million increase related to our existing centers largely attributable to higher minimum rent primarily from occupancy gains, contractual rent increases and lease renewals.

Real estate tax expense for the nine months ended September 30, 2019 decreased $4.1 million, or (13.0)% from 2018, primarily due to properties sold during the fourth quarter of 2018 and the first quarter of 2019, partially offset by lower capitalized real estate tax.

Recoverable operating expense for the nine months ended September 30, 2019 decreased $1.0 million, or (5.4)% from 2018, primarily due to properties sold during the fourth quarter of 2018 and the first quarter of 2019, partially offset by higher common area maintenance expenses at existing properties.

Non-recoverable operating expense for the nine months ended September 30, 2019 increased $2.3 million, or 43.6% from 2018, primarily due to higher internal leasing costs as a result of the adoption of ASC 842 which eliminated the capitalization of these costs in the current year as well as higher legal fees associated with a tenant dispute, partially offset by properties sold during the fourth quarter of 2018 and the first quarter of 2019.

Depreciation and amortization expense for the nine months ended September 30, 2019 decreased $5.9 million, or (8.9)%, from 2018.  The decrease is primarily a result of properties sold during the fourth quarter of 2018 and the first quarter of 2019.

During the nine months ended September 30, 2018, the Company recorded acquisition costs of $0.2 million related to legal and professional fees associated with a potential acquisition that was abandoned during the prior period.

General and administrative expense for the nine months ended September 30, 2019 decreased $6.7 million, or (26.2)%, from 2018.  The net decrease is primarily a result of lower severance and management reorganization expense, which includes severance costs associated with former executives as well as sign on bonuses and recruiting fees attributable to the new executive team, partially offset by higher share-based compensation expense related to a one-time inducement equity award in 2018 to our newly hired Chief Executive Officer, an increase in bonus expense and higher outside professional services.

During the nine months ended September 30, 2018, the Company recorded an impairment provision totaling $0.2 million. The adjustment was triggered by higher costs related to the land parcel impacted.

The Company had gains on real estate disposals of $6.1 million during the nine months ended September 30, 2019, generated from two shopping centers and one land parcel. Refer to Note 3 of the notes to the condensed consolidated financial statements for further detail on dispositions.

Earnings from unconsolidated joint ventures for the nine months ended September 30, 2019 remained flat from the comparable period in 2018.

Interest expense for the nine months ended September 30, 2019 decreased $2.0 million, or (6.2)% from 2018, primarily as a result of a 8.9% decrease in our average outstanding debt, partially offset by lower capitalized interest. The decline in our average outstanding debt is the result of using proceeds from asset sales in the fourth quarter of 2018 and first quarter of 2019 to paydown our revolving credit line and redeem our junior subordinated notes as described below.

Other gain on unconsolidated joint ventures for the nine months ended September 30, 2019 decreased $5.0 million primarily due to the sale of the Martin Square property by our joint venture in the prior period. The gain represents the difference between our share of the distributed proceeds and the carrying value of our equity investment in the joint venture.

During the nine months ended September 30, 2019, the Company wrote off $0.6 million of unamortized deferred financing costs associated with the junior subordinated notes that were redeemed in full in April 2019.

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

We believe our current capital structure provides us with the financial flexibility to fund our current capital needs. We intend to continue to enhance our financial and operational flexibility by extending the duration of our debt, laddering our debt maturities, expanding our unencumbered asset base, and improving our leverage profile. In addition, we believe we have access to multiple forms of capital which includes unsecured corporate debt, secured mortgage debt, and preferred and common equity.

At September 30, 2019 and 2018, we had $48.2 million and $19.7 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash generally consists of funds held in escrow by lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of September 30, 2019, we had no debt maturing for the remainder of 2019 and we had $349.8 million available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants.

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

For the nine months ended September 30, 2019, our cash flows were as follows compared to the same period in 2018:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$69,642	$79,818
Net cash provided by (used in) investing activities	$23,900	$(60,038)
Net cash used in financing activities	$(90,028)	$(12,935)

Operating Activities

Net cash provided by operating activities decreased $10.2 million in the nine months ended September 30, 2019 compared to the 2018 period primarily due to the following:
•Impact of shopping centers sold in 2018 and 2019;
•Higher operating income at existing centers;
•Lower executive management and reorganization costs; and
•Reduction in interest expense.

Investing Activities

Net cash provided by investing activities was $23.9 million in the nine months ended September 30, 2019, compared to net cash used in investing activities of $60.0 million in 2018. The $83.9 million change in net cash provided by (used in) investing activities was primarily due to the following:
•Net proceeds from the sale of real estate, including those completed by our joint ventures, increased $59.2 million;
•Acquisitions of real estate decreased $6.4 million; and
•Development and capital improvements decreased $18.3 million.

At September 30, 2019, we had two properties where there is a pad development or GLA expansion that have an aggregate estimated cost of $4.1 million, of which $0.5 million remains to be invested. These projects are expected to stablize over the next nine months.

During the nine months ended September 30, 2019, we sold two shopping centers and one land parcel for aggregate net proceeds of $67.9 million. Refer to Note 3 Property Acquisitions and Dispositions of the notes to the condensed consolidated financial statements for additional information related to dispositions.

Financing Activities

Net cash used in financing activities increased $77.1 million compared to the 2018 period primarily because:
•Net borrowings on our revolving credit facility decreased $50.0 million; and
•Redeemed all of our outstanding junior subordinated notes due 2038 during the nine months ended September 30, 2019 for an aggregate purchase price of $28.6 million.

As of September 30, 2019, $349.8 million was available to be drawn on our $350.0 million unsecured revolving credit facility subject to our compliance with certain covenants. It is anticipated that additional funds borrowed under our credit facilities will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on our unsecured revolving credit facility and other debt, refer to Note 5 of the notes to the condensed consolidated financial statements.

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

On July 30, 2019, our Board of Trustees declared a quarterly cash dividend of $0.22 per common share to shareholders of record as of September 20, 2019.  Additionally, we declared a quarterly cash dividend of $0.90625 per Series D Cumulative Convertible Perpetual Preferred Share to preferred shareholders of record as of September 20, 2019. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.  Distributions paid by us are generally expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources are used.  Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings.  During the nine months ended September 30, 2019, the sum of our principal and interest payments, operating expenses, shareholder distributions and ongoing capital expenditures exceeded our cash flow from operations by $12.7 million, and we used other sources of liquidity, including a portion of the proceeds from asset sales, to meet our cash requirements. The $12.7 million shortfall was primarily the result of a $10.2 million year-over-year decrease in net cash provided by operating activities.

We had an equity distribution agreement pursuant to which we could sell up to an aggregate of 8.0 million common shares from time to time, in our sole discretion in an at-the-market equity program. For the nine months ended September 30, 2019, we did not issue any common shares through the arrangement. The sale of such shares issuable pursuant to the distribution agreement was registered with the SEC on our registration statement on Form S-3 (No. 333-232007), which expired in June 2019.

Debt

At September 30, 2019, we had $933.2 million of debt outstanding consisting of $610.0 million in senior unsecured notes, $210.0 million of unsecured term loan facilities, and $113.2 million of fixed rate mortgage loans encumbering certain properties. We had no outstanding borrowings on our revolving credit facility.

On April 30, 2019, we redeemed all of our outstanding junior subordinated notes due 2038, which accrued interest at a variable rate of LIBOR plus 3.30% for an aggregate purchase price of $28.6 million, consisting of the outstanding principal amount and accrued and unpaid interest as of the redemption date.

In addition, we have seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million and five forward starting interest rate swap agreements for an aggregate notional amount of $150.0 million converting our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at September 30, 2019, following the redemption of our junior subordinated notes described above, we had no variable rate debt outstanding.

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

As of September 30, 2019, our investments in unconsolidated joint ventures were approximately $0.1 million representing our ownership interest in three joint ventures. We account for these entities under the equity method. Refer to Note 4 Equity Investments in Unconsolidated Joint Ventures of the notes to the condensed consolidated financial statements for more information.

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

Contractual Obligations

The following are our contractual cash obligations as of September 30, 2019:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$10,469	$671	$6,508	$1,708	$1,582
Payments due at maturity	922,725	—	287,666	253,559	381,500
Total mortgages and notes payable (2)	933,194	671	294,174	255,267	383,082
Interest expense (3)	182,794	9,742	97,127	43,510	32,415
Finance lease (4)	1,400	100	300	200	800
Operating leases	100,899	308	4,408	2,613	93,570
Construction commitments	3,777	3,777	—	—	—
Development obligations (5)	3,278	436	843	392	1,607
Total contractual obligations	$1,225,342	$15,034	$396,852	$301,982	$511,474

(1)Amounts represent balance of obligation for the remainder of 2019.
(2)Excludes $2.2 million of unamortized mortgage debt premium and $1.9 million in net deferred financing costs.
(3)Variable-rate debt interest is calculated using rates at September 30, 2019.
(4)Includes interest payments associated with the finance lease obligation of $0.4 million.
(5)Includes interest payments associated with the development obligations of $0.7 million.

At September 30, 2019, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Debt

See the analysis of our debt included in “Liquidity and Capital Resources.”

Operating and Finance Leases

We have an operating ground lease at Centennial Shops located in Edina, Minnesota. The lease includes rent escalations throughout the lease period and expires in April 2105.

We have an operating lease for our 12,572 square foot corporate office in Southfield, Michigan, which commenced in August 2019, and an operating lease for our 5,629 square foot corporate office in New York, New York. These leases are set to expire in December 2024 and January 2024, respectively. Our Southfield, Michigan corporate office lease includes two additional five year renewal options to extend the lease through December 2034 and our New York, New York corporate office lease includes an additional five year renewal to extend the lease through January 2029.

We also have a ground finance lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the land for one dollar.

Construction Costs

In connection with the pad development and expansion of various shopping centers as of September 30, 2019, we have entered into agreements for construction activities with an aggregate remaining cost of approximately $3.8 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our pad development and expansion projects currently in process.

For remainder of 2019, we anticipate spending between $15.0 million and $20.0 million for capital expenditures, of which $3.8 million is reflected in the construction commitments in the contractual obligations table. The total anticipated spending relates to leasing capital expenditures, building improvements, targeted remerchandising, outlots, expansions, development and redevelopment. Estimates for future spending will change as new projects are approved.

Capitalization

At September 30, 2019 our total market capitalization was $2.1 billion. The table below reconciles total debt to net debt and sets forth our calculation of our total market capitalization as of September 30, 2019 and 2018:

	September 30,
	2019	2018
	(In thousands)
Notes payable, net	$933,509	$1,047,113
Add: Unamortized premiums and deferred financing costs	(315)	54
Finance lease obligation	975	1,022
Less: Cash, cash equivalents and restricted cash	(48,236)	(19,736)
Net debt(1)	$885,933	$1,028,453

Common shares outstanding	79,850	79,719
Operating Partnership Units outstanding	1,909	1,909
Restricted share awards (treasury method)	692	738
Total common shares and equivalents	82,451	82,366
Market price per common share (at September 30, 2019 and 2018)	$13.55	$13.60
Equity market capitalization	$1,117,211	$1,120,178

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849	1,849
Market price per convertible preferred share (at September 30, 2019 and 2018)	$55.30	$53.82
Convertible perpetual preferred shares (at market)	$102,250	$99,513

Total market capitalization	$2,105,394	$2,248,144

Net debt to total market capitalization	42.1%	45.7%

(1)Net debt represents total debt (reported in accordance with GAAP) adjusted to excluded deferred financing costs and unamortized premiums, and reduced for cash, cash equivalents and restricted cash. By excluding deferred financing costs and unamortized premiums, and reduced for cash, cash equivalents and restricted cash, net debt provides an estimate of borrowed capital to be repaid, net of cash available to repay it. We believe this calculation is useful to understand our financial condition. Our method of calculating net debt may be different from methods used by other companies and may not be comparable.

At September 30, 2019, the non-controlling interest in the Operating Partnership was approximately 2.3%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all non-controlling interest OP units, there would have been approximately 81.8 million common shares of beneficial interest outstanding at September 30, 2019, with a market value of approximately $1.1 billion.

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

Non-GAAP Financial Measures

Certain of our key performance indicators are considered non-GAAP financial measures. Management uses these measures along with our GAAP financial statements in order to evaluate our operating results. We believe these additional measures provide users of our financial information additional comparable indicators of our industry, as well as, our performance.

Funds from Operations

We consider funds from operations, also known as “FFO,” to be an appropriate supplemental measure of the financial performance of an equity REIT.  Under the National Association of Real Estate Investment Trusts "NAREIT" definition, FFO represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property and impairment provisions on depreciable real estate or on investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, plus depreciation and amortization of depreciable real estate, (excluding amortization of financing costs). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

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

The following table illustrates the reconciliation of net income available to common shareholders to FFO to Operating FFO:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income	$5,574	$10,364	$19,229	$22,227
Net income attributable to noncontrolling partner interest	(129)	(239)	(448)	(514)
Preferred share dividends	(1,676)	(1,676)	(5,026)	(5,026)
Net income available to common shareholders	3,769	8,449	13,755	16,687
Adjustments:
Rental property depreciation and amortization expense	19,787	21,081	59,436	65,556
Pro-rata share of real estate depreciation from unconsolidated joint ventures	7	32	35	177
Gain on sale of depreciable real estate	—	—	(5,702)	—
Gain on sale of joint venture depreciable real estate	(385)	(307)	(385)	(307)
Other gain on unconsolidated joint ventures	(237)	(5,208)	(237)	(5,208)
FFO available to common shareholders	22,941	24,047	66,902	76,905
Noncontrolling interest in Operating Partnership (1)	129	239	448	514
Preferred share dividends (assuming conversion) (2)	1,676	1,676	5,026	5,026
FFO available to common shareholders and dilutive securities	24,746	25,962	72,376	82,445

Gain on sale of land	—	—	(371)	(181)
Provision for impairment on land available for development	—	—	—	216
Severance expense	32	856	130	925
Executive management reorganization, net (3)	329	1,592	775	9,534
Acquisition costs	—	—	—	233
Loss on extinguishment of debt	—	—	622	—
Contingent gain in other income (expense)	—	—	—	(398)
Operating FFO available to common shareholders and dilutive securities	$25,107	$28,410	$73,532	$92,774

Weighted average common shares	79,848	79,712	79,786	79,547
Shares issuable upon conversion of Operating Partnership Units (1)	1,909	1,909	1,909	1,914
Dilutive effect of restricted stock	692	738	693	392
Shares issuable upon conversion of preferred shares (2)	6,954	6,830	6,954	6,830
Weighted average equivalent shares outstanding, diluted	89,403	89,189	89,342	88,683

Diluted earnings per share (4)	$0.05	$0.10	$0.17	$0.20
Per share adjustments for FFO available to common shareholders and dilutive securities	0.23	0.19	0.64	0.73
FFO available to common shareholders and dilutive securities per share, diluted	$0.28	$0.29	$0.81	$0.93

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	—	0.03	0.01	0.12
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.28	$0.32	$0.82	$1.05

(1)The total non-controlling interest reflects OP units convertible 1:1 into common shares.
(2)Series D cumulative convertible perpetual preferred shares are paid annual dividends of $6.7 million and are currently convertible into approximately 7.0 million common shares. They are dilutive only when earnings or FFO exceed approximately $0.24 per diluted share per quarter and $0.96 per diluted share per year. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D cumulative convertible perpetual preferred shares on earnings per share and FFO in future periods.
(3)For 2019, largely comprised of severance to a former executive officer and performance award expense related to the Company's former Chief Executive Officer. For 2018, includes severance, accelerated vesting of restricted stock and performance award charges, and the benefit from the forfeiture of unvested restricted stock and performance awards associated with our former executive officers, in addition to recruiting fees, relocation fees and cash inducement bonuses related to the 2018 hiring of our executive team members.
(4)The denominator to calculate diluted earnings per share excludes shares issuable upon conversion of OP units and preferred shares for the three and nine months ended September 30, 2019 and 2018.

Same Property Operating Income

Same Property NOI and NOI from Other Investments are supplemental non-GAAP financial measures of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable consolidated operating properties for the reporting period. Same Property NOI for the three and nine months ended September 30, 2019 represents NOI from the Company's same property portfolio consisting of 46 consolidated operating properties acquired or placed in service and stabilized prior to January 1, 2018. Same Property NOI excludes properties under redevelopment or where activities have started in preparation for redevelopment. A property is designated as a redevelopment when planned improvements significantly impact the property. Same Property NOI is calculated using consolidated operating income and adjusted to exclude management and other fee income, depreciation and amortization, general and administrative expense, provision for impairment and non-comparable income and expense adjustments such as straight-line rents, lease termination fees, above/below market rents, and other non-comparable operating income and expense adjustments. NOI from Other Investments for the three and nine months ended September 30, 2019 and 2018 represents NOI primarily from (i) properties disposed of during 2018 and 2019, (ii) Webster Place and Rivertowne Square where the Company has begun activities in anticipation of future redevelopment, (iii) certain property related employee compensation and benefits expense and (iv) non-comparable operating income and expense adjustments.

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

(1)Includes the following properties: Rivertowne Square and Webster Place. The entire property indicated for each period is completely excluded from Same Property NOI.

The following is a reconciliation of our net income available to common shareholders to Same Property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income available to common shareholders	$3,769	$8,449	$13,755	$16,687
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,676	1,676	5,026	5,026
Net income attributable to noncontrolling interest	129	239	448	514
Income tax provision	11	96	82	147
Interest expense	9,917	11,045	30,350	32,354
Costs associated with early extinguishment of debt	—	—	622	—
Earnings from unconsolidated joint ventures	(373)	(297)	(453)	(570)
Gain on sale of real estate	—	—	(6,073)	(181)
Other gain on unconsolidated joint venture	(237)	(5,208)	(237)	(5,208)
Other expense (income), net	(4)	240	227	55
Management and other fee income	(88)	(88)	(178)	(222)
Depreciation and amortization	20,018	21,150	59,865	65,719
Acquisition costs	—	—	—	233
General and administrative expenses	6,249	7,626	18,845	25,532
Provision for impairment	—	—	—	216
Amortization of lease inducements	135	44	359	130
Amortization of acquired above and below market lease intangibles	(2,172)	(1,345)	(5,544)	(8,733)
Lease termination fees	(102)	(3)	(334)	(108)
Straight-line ground rent expense	77	77	230	230
Straight-line rental income	(567)	(728)	(1,951)	(2,290)
NOI	38,438	42,973	115,039	129,531
NOI from Other Investments	813	(5,468)	2,070	(17,329)
Same Property NOI	$39,251	$37,505	$117,109	$112,202

Period-end Occupancy	93.1%	90.7%	93.1%	90.7%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our variable rate debt, interest rates and interest rate swap agreements in effect at September 30, 2019, we do not believe that a 100 basis point change in interest rates would impact our future earnings and cash flows.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $34.6 million at September 30, 2019.

We had derivative instruments outstanding with an aggregate notional amount of $360.0 million as of September 30, 2019.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.31% to 2.15% and had expirations ranging from 2020 to 2027.  The following table sets forth information as of September 30, 2019 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(In thousands)
Fixed-rate debt	$671	$102,269	$114,508	$77,397	$129,388	$508,961	$933,194	$963,900
Average interest rate	6.0%	3.9%	3.2%	5.2%	3.7%	4.3%	4.1%	3.4%
Variable-rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—%	—%	—%	—%	—%	—%	—%	—%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at September 30, 2019 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of September 30, 2019 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common share repurchases during the quarterly period ended September 30, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019	382	$11.76	—	—
August 1, 2019 to August 31, 2019	1,947	11.96	—	—
September 1, 2019 to September 30, 2019	—	—	—	—
Total	2,329	$11.93	—	—

During the quarterly period ended September 30, 2019, we withheld 2,329 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted share awards. The value of the common shares withheld was based on the closing price of our common shares on the applicable vesting date.

Item 6. Exhibits

Exhibit No.	Description
10.1**	Employment Offer with Raymond Merk dated July 9, 2019, incorporated by reference to Exhibit 10.7 the the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Label.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File - The cover page does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________________
* Filed herewith
** Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPT REALTY

Date: October 31, 2019	By: /s/ BRIAN L. HARPER Brian L. Harper President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2019	By: /s/ MICHAEL P. FITZMAURICE Michael P. Fitzmaurice Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2019	By: /s/ RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)