Form 10-K
period 2019-12-31
RPT Realty
filed 2020-02-20
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Registrant’s Telephone Number, Including Area Code: (212) 221-1261

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2019) was $964,595,796 based upon the last reported sale price of $12.11 per share on the New York Stock Exchange on June 28, 2019. As of February 14, 2020 there were outstanding 80,374,748 Common Shares of Beneficial Interest.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders to be held in 2020 are incorporated by reference into Part III.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict,” or similar terms.  Although the forward-looking statements made in this document are based on our good-faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements, including, among others: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; the cost and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a real estate investment trust (“REIT”); and other factors detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”) and in particular those set forth under “Risk Factors” in this Annual Report on Form 10-K.  Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.
PART I

Item 1. Business

The terms “Company,” “RPT,” “we,” “our,” or “us” refer to RPT Realty, RPT Realty, L.P., and/or their subsidiaries, as the context may require. The content of our website and the websites of third parties noted herein is not incorporated by reference in this Annual Report on Form 10-K.

General

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange (the “NYSE”). The common shares of beneficial interest of the Company, par value $0.01 per share (the “common shares”), are listed and traded on the NYSE under the ticker symbol “RPT”. As of December 31, 2019, our property portfolio consisted of 49 shopping centers (including five shopping centers owned through a joint venture) (the "aggregate portfolio") representing 11.9 million square feet of gross leasable area (“GLA”).  As of December 31, 2019, the Company's pro-rata share of the aggregate portfolio was 94.7% leased.

The Company's principal executive offices are located at 19 West 44th Street, Suite 1002, New York, New York 10036 and its telephone number is (212) 221-1261. The Company’s website is rptrealty.com. As of December 31, 2019, the Company had 104 full-time employees. None of our employees are represented by a collective bargaining unit, and we believe that our relations with our employees are good.

We conduct substantially all of our business through our operating partnership, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership” or “OP”).  The Operating Partnership, either directly or indirectly through partnerships or limited liability companies, holds fee title to all of our properties.  As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.  As of December 31, 2019, we owned approximately 97.7% of the Operating Partnership.  The interests of the limited partners are reflected as noncontrolling interests in our financial statements and the limited partners are generally individuals or entities that contributed interests in certain assets or entities to the Operating Partnership in exchange for units of limited partnership interest (“OP Units”).  The holders of OP Units are entitled to exchange them for our common shares on a 1:1 basis or for cash.  The form of payment is at our election.

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

Business Strategy

Our goal is to be a dominant shopping center owner, with a focus on the following:
•Own and manage high quality open-air shopping centers predominantly concentrated in the top U.S. metropolitan statistical areas (“MSA”);
•Curate our real estate to maximize its value while being aligned with the future of the shopping center industry by leveraging technology, optimizing distribution points for brick-and-mortar and e-commerce purchases, engaging in best-in-practice sustainability programs and developing a personalized appeal to attract and engage the next generation of shoppers;
•Maintain value creation redevelopment and expansion pipeline;
•Maximize balance sheet liquidity and flexibility; and
•Retain motivated, talented and high performing employees.

Key methods to achieve our strategy:
•Deliver above average relative shareholder return and generate outsized consistent and sustainable Consolidated Same Property Net Operating Income (“Same Property NOI”) and Operating Funds from Operations (“Operating FFO”) per share growth;
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

Our portfolio consists of community, lifestyle and power center properties tenanted by national and regional chain stores, market-leading supermarkets, as well as a strong lineup of smaller national, regional and local retailers that optimize the overall merchandise mix and reflect the community demographics of each center. Our centers also include entertainment components, including theaters, fitness centers and restaurants, which, in addition to supermarkets, are daily drivers of consumer traffic to our properties. National chain anchor tenants in our centers include, among others, TJ Maxx/Marshalls, Dick’s Sporting Goods, Ross Stores and ULTA Salon. Supermarket anchor tenants in our centers include, among others, Publix Super Market, Whole Foods, Kroger, Aldi, and Sprouts. Theater, fitness and restaurant tenants include, among others, Regal Cinema, LA Fitness, Starbucks and Panera. Our shopping centers are primarily located in key growth markets in the 40 largest MSAs in the United States such as Metro Detroit, Cincinnati, Miami, Jacksonville, Chicago, St. Louis, Minneapolis, Tampa/Lakeland and Nashville.

Operating Strategies and Significant Transactions

Our operating objective is to maximize the risk-adjusted return on invested capital at our shopping centers. We seek to do so by increasing the property operating income of our centers, controlling our capital expenditures, monitoring our tenants' credit risk and taking actions to mitigate our exposure to that tenant credit risk.

During 2019, our properties reported the following leasing activity, which is shown at pro-rata except for number of leasing transactions and square feet:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	131	766,892	$17.51	$16.12	$1.28	$0.12
New Leases - Comparable	34	88,197	$27.15	$21.94	$50.49	$11.08
New Leases - Non-Comparable (4)	45	303,757	$14.24	N/A	$36.76	$6.09
Total	210	1,158,846	$17.38	N/A	$14.35	$2.52

(1) Base rent represents contractual minimum rent under the new lease for the first 12 months of the term.
(2) Prior rent represents minimum rent, if any, paid by the prior tenant in the final 12 months of the term.
(3) Includes estimated tenant improvement cost, tenant allowances, and landlord costs. Excludes first generation space and leases related to development and redevelopment activity.
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

In December 2019, we acquired a 76,000 square foot Target shadow-anchored shopping center in Austin, Texas for $33.9 million. We also sold two shopping centers and one land outparcel for aggregate gross proceeds of $69.4 million in the first half of 2019.

On December 10, 2019, we contributed five properties valued at $244.0 million to a newly formed joint venture with an affiliate of GIC Private Limited (“GIC”), Singapore's sovereign wealth fund, referred to as R2G Venture LLC (“R2G”), and received $118.3 million in gross proceeds for the 48.5% stake in R2G that was acquired by GIC. Additionally, GIC has committed up to $200.0 million of additional capital to R2G over the next three years to fund its 48.5% share of up to an aggregate of $412.4 million of potential future acquisitions by R2G of grocery-anchored shopping centers in target markets in the U.S. RPT retained a 51.5% stake in R2G and receives property management, construction management and leasing fees from R2G. The Company will also be responsible for the day-to-day management of the properties as well as sourcing future acquisitions for R2G. Both GIC and RPT will have consent rights for all future acquisitions, and GIC has approval rights in connection with annual budgets and other specified major decisions. During the investment period for R2G, RPT has agreed to present all opportunities above a specified size threshold to acquire grocery-anchored shopping centers in attractive-high growth markets in the United States to R2G and not to acquire, invest in or source any such opportunities that have not previously been presented to R2G and declined by GIC.

Unless specified events occur, neither RPT nor GIC will have the right to force a sale of R2G or its assets within the first five years following its formation. Thereafter, both RPT and GIC will have forced sale rights, subject to a right to participate in the purchase for the other member.

See Item 2. Properties, for information regarding the five properties contributed to R2G.

Refer to Note 4 of the notes to our consolidated financial statements in this report for additional information related to acquisitions and dispositions.

Financing Strategies and Significant Transactions

Our financing objective is to maintain a strong and flexible balance sheet to ensure access to capital at a competitive cost.  In general, we seek to increase our financial flexibility by increasing our pool of unencumbered properties, maintaining a well-laddered debt maturity profile and primarily borrowing on an unsecured basis.  In keeping with our objective, we routinely benchmark our balance sheet on a variety of measures to our peers in the shopping center sector and REITs in general.

Specifically, we completed the following financing transactions during 2019:

Debt

On April 30, 2019, we redeemed all of our outstanding junior subordinated notes due 2038, which accrued interest at a variable rate of LIBOR plus 3.30% for an aggregate purchase price of $28.6 million, consisting of the outstanding principal amount and accrued and unpaid interest as of the redemption date. In conjunction with this redemption, we wrote off unamortized deferred financing costs of $0.6 million.

On November 6, 2019, the Operating Partnership entered into the Fifth Amended and Restated Credit Agreement (the “credit agreement”), which consists of an unsecured revolving credit facility of up to $350.0 million (the “revolving credit facility”) and term loan facilities of $310.0 million (the “term loan facilities” and, together with the revolving credit facility, the “unsecured revolving line of credit”). The revolving credit facility matures on November 6, 2023 and can be extended up to one year to 2024 through two six-month options, subject to continued compliance with the terms of the credit agreement and the payment of an extension fee of 0.075%. Borrowings on the revolving credit facility are priced on a leverage grid ranging from LIBOR plus 105 basis points to LIBOR plus 150 basis points.

The term loan facilities mature in five separate tranches ranging from March 2023 to February 2027 and are priced on a leverage grid ranging from LIBOR plus 120 basis points to LIBOR plus 220 basis points. The credit agreement allows for the right to request increases in the revolving and term loan commitments or the making of additional term loans by up to an additional $340.0 million to a maximum aggregated amount not to exceed $1.0 billion. A portion of the proceeds from the credit agreement were used to repay our $75.0 million term loan due 2020 and our $75.0 million term loan due 2021 for an aggregate amount of $150.0 million. In conjunction with this early repayment, we wrote off deferred financing costs of $0.3 million.

Also on November 6, 2019, we repaid $100.0 million which constituted repayment in full of the Operating Partnership's $50.0 million 4.16% senior unsecured notes due 2024 and its $50.0 million 4.30% senior unsecured notes due 2026, each issued pursuant to the note purchase agreement dated September 8, 2014, as amended. Accordingly, on November 6, 2019, all outstanding notes and other obligations of the Operating Partnership and guarantors under such note purchase agreement were paid and satisfied in full. In conjunction with this early repayment, we wrote off unamortized deferred financings costs of $0.1 million.

On December 27, 2019, we entered into a note purchase agreement with the institutional investors named therein and closed a private placement of the Operating Partnership’s $50.0 million aggregate principal amount of 4.15% Senior Guaranteed Notes due December 27, 2029 pursuant thereto. Such notes are unsecured and are guaranteed by the Company and certain subsidiaries of the Operating Partnership. The notes have an annual fixed interest rate of 4.15% and mature on December 27, 2029. A portion of the proceeds were used to repay $25.0 million aggregate principal amount of our 4.13% Series A Notes due 2022 for an aggregate amount of $26.4 million, which included a prepayment penalty of $1.4 million. In conjunction with this early repayment, we wrote off unamortized deferred financings costs of $0.1 million. A portion of the proceeds was also used to repay the 6.50% fixed rate mortgage loan encumbering West Oaks II and Spring Meadows Place, with an aggregate principal balance of $24.9 million.

At each of December 31, 2019 and 2018 we had $349.8 million available to draw under our unsecured revolving line of credit, subject to compliance with applicable covenants.

Equity

During the first half of 2019, we had an at-the-market equity program pursuant to which we could sell up to an aggregate of 8.0 million common shares from time to time, in our sole discretion. For the year ended December 31, 2019, we did not issue any common shares under the program. The sale of such shares issuable pursuant to the program was registered with the SEC on our registration statement on Form S-3, which expired in June 2019.

Sustainability

We continue to advance our commitment to sustainability, with a focus on achieving goals in each of the Environmental, Social and Governance (“ESG”) areas of sustainability. We believe that sustainability initiatives are a vital part of supporting our primary goal to maximize value for our shareholders.

Our commitment to ESG principles starts with our employees. We are establishing a culture that intentionally attracts and retains talented employees to work in an engaging and energetic team environment that shares a passion for innovation, transparency and excellence. Our employees are awarded competitive compensation packages, including healthcare benefits for employees and their families, participation in a 401(k) plan, paid time-off benefits and employee referral bonuses. In addition, we strive to provide our employees with a healthy work-life balance through RPT Remote, our flexible work initiative, and our newly enacted Parental Leave Policy. We are also focused on creating healthy workspaces and promoting health and wellness for our employees and their families. In 2019, we won Michigan’s Best and Brightest in Wellness for the seventh year in a row. The Best and Brightest in Wellness awards program honors organizations that are making their workplaces, their employees and the community a healthier place to live and work. We are also devoted to philanthropy initiatives and partner with organizations that are committed to improving the overall quality of life in our communities. Each month, we support a local community organization through charitable giving or volunteerism.

In 2019, we created an ESG taskforce and enacted ESG polices aimed at providing the necessary framework to commence comprehensive sustainability initiatives. We established long-term sustainability goals with regard to the reduction of electricity consumption, water usage and waste diversion, focusing on our objectives of safeguarding the environment while improving the energy efficiency of our portfolio and lowering operating costs. In 2020, we intend to file RPT’s first Global Real Estate Sustainability Benchmark assessment, providing more transparency regarding our sustainability polices, initiatives and performance.

Competition

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

Our tenants compete with alternate forms of retailing, including on-line shopping, home shopping networks and mail order catalogs.  Alternate forms of retailing may reduce the demand for space in our shopping centers. Because our ability to generate revenue may be connected to the success of our tenants, we indirectly share exposure to these same competitive factors.

Further, our shopping centers generally compete for tenants with similar properties located in the same neighborhood, community or region.  Although we believe we own high quality centers in desirable geographic locations, competing centers may be newer, better located or have a better tenant mix.  We also believe we compete with other centers on the basis of rental rates and management and operational expertise. In addition, new centers or retail stores may be developed, increasing the supply of retail space competing with our centers or taking retail sales from our tenants.  To remain competitive, we evaluate all of the factors affecting our centers and work to position them accordingly to enable us to compete effectively.

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

We are not aware of any contamination which may have been caused by us or any of our tenants that would have a material effect on our consolidated financial statements. As part of our risk management activities, we have applied and been accepted into state sponsored environmental programs, the purpose of which is to expedite and facilitate satisfactory compliance with environmental laws and regulations should contaminants need to be remediated. We also have an environmental insurance policy that covers us against third party liabilities and remediation costs. While we believe that we do not have any material exposure to environmental remediation costs, we cannot give assurance that changes in the law or new discoveries of contamination will not result in additional liabilities to us.

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

Item 1A.  Risk Factors

You should carefully consider each of the risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K, as well as any amendments or updates reflected in subsequent filings with the SEC.  We believe these risks and uncertainties, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations and financial condition.  This list should not be considered to be a complete statement of all potential risks and uncertainties, and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our results and business operations. We may update our risk factors from time to time in our future periodic reports.

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

Our performance depends on the economic conditions in the markets in which we operate.  As of December 31, 2019 and 2018, our wholly-owned properties located in Florida and Michigan accounted for approximately 19.5% and 20.2%, and 23.0% and 19.0%, respectively, of our annualized base rent. To the extent that market conditions in these or other states in which we operate deteriorate, the performance or value of our properties may be adversely affected.

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

As of December 31, 2019, we received 39.9% of our combined annualized base rents from our top 25 tenants, including our top five tenants:  TJX Companies (4.5%), Dick's Sporting Goods (3.3%), Regal Cinemas (3.0%), Bed Bath & Beyond (2.9%) and LA Fitness (2.7%). No other tenant represented more than 2.0% of our total annualized base rent.  The credit risk posed by our major tenants varies.

If any of our major tenants experiences financial difficulties, or if a significant number of our tenants experience financial difficulties, such that they are unable to make rental payments or file for bankruptcy protection, our operating results could be adversely affected.  Bankruptcy filings by our tenants or lease guarantors generally delay our efforts to collect pre-bankruptcy receivables and could ultimately preclude full collection of these sums.  If a tenant rejects a lease, we would have only a general unsecured claim for damages, which may be collectible only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims.
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

No assurance can be given that we will be able to recover the current carrying amount of all of our properties and those of our unconsolidated joint ventures.  There can be no assurance that we will not take charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.  We recorded no impairment provisions in 2019 related to our real estate properties.  Refer to Note 1 of the notes to the consolidated financial statements for further information related to impairment provisions.

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

We have in the past, are currently and may in the future acquire and own properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. Our existing joint ventures are subject to various risks, and any additional joint venture arrangements in which we may engage in the future are likely to be subject to various risks, including the following:

•lack of exclusive control over the joint venture, which may prevent us from taking actions that are in our best interest;

•future capital constraints of our partners or failure of our partners to fund their share of required capital contributions, which may require us to contribute more capital than we anticipated to fund developments and/or cover the joint venture's liabilities;

•our partners may at any time have business or economic goals that are inconsistent with ours;

•actions by our partners that could jeopardize our REIT status, require us to pay taxes or subject the properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture agreements;

•disputes between us and our partners that may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business;

•changes in economic and market conditions for any adjacent non-retail use that may adversely impact the cash flow of our retail property;

•joint venture agreements that may require prior consent of our joint venture partners for a sale or transfer to a third party of our interest in the joint venture, which would restrict our ability to dispose of our interest in such a joint venture; and

•joint venture agreements may include the right to trigger a buy-sell, put right or forced sale arrangement, which could cause us to sell our interest, or acquire our partner’s interest, or to sell the underlying asset, at a time when we otherwise would not have initiated such a transaction, without our consent or on unfavorable terms.

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

We may be unable to complete acquisitions and, even if acquisitions are completed, our operating results at acquired properties may not meet our financial expectations.

We continue to evaluate the market of available properties and expect to continue to acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate or develop them is subject to the following risks:

•we may be unable to acquire a desired property because of competition from other real estate investors with substantial capital, including other REITs, real estate operating companies and institutional investment funds;

•even if we are able to acquire a desired property, competition from other potential investors may significantly increase the purchase price;

•we may incur significant costs and divert management’s attention in connection with the evaluation and negotiation of potential acquisitions, including ones that are subsequently not completed;

•we may be unable to finance acquisitions on favorable terms and in the time period we desire, or at all;

•we may be unable to quickly and efficiently integrate newly acquired properties, particularly the acquisition of portfolios of properties, into our existing operations;

•we may acquire properties that are not initially accretive to our results and we may not successfully manage and lease those properties to meet our expectations; and

•we may acquire properties that are subject to liabilities without any recourse, or with only limited recourse to former owners, with respect to unknown liabilities for clean-up of undisclosed environmental contamination, claims by tenants or other persons to former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we are unable to acquire properties on favorable terms, obtain financing in a timely manner and on favorable terms or operate acquired properties to meet our financial expectations, our cash flow, financial condition and results of operations could be adversely affected.

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

We are seeking to develop new properties or redevelop existing properties, an activity that has inherent risks that could adversely impact our cash flow, financial condition and results of operations. These activities are subject to the following risks:

•We may not be able to complete construction on schedule due to labor disruptions, construction delays, and delays or failure to receive zoning or other regulatory approvals;
•We may abandon our development, redevelopment and expansion opportunities after expending resources to determine feasibility and we may incur an impairment loss on our investment;
•Construction and other project costs may exceed our original estimates because of increases in material and labor costs, interest rates, operating costs, and leasing costs;
•We may not be able to obtain financing on favorable terms for construction;
•We might not be able to secure key anchor or other tenants;
•We may experience a decrease in customer traffic during the redevelopment period causing a decrease in tenant sales;
•Occupancy rates and rents at a completed project may not meet our projections; and
•The time frame required for development, constructions and lease-up of these properties means that we may have to wait years for a significant cash return.

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

As of December 31, 2019, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million converting our floating rate corporate debt to fixed rate debt. In addition, we have entered into five forward starting interest rate swap agreement for an aggregate notional amount of $150.0 million. After accounting for these interest rate swap agreements, we had $100.0 million of variable rate debt outstanding at December 31, 2019.  Increases in interest rates on our existing indebtedness would increase our interest expense, which would adversely affect our cash flow and our ability to distribute cash to our shareholders.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2019 increased by 1.0%, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $1.0 million annually.  Interest rate increases could also constrain our ability to refinance maturing debt because lenders may reduce their advance rates in order to maintain debt service coverage ratios.

Our debt must be refinanced upon maturity, which makes us reliant on the capital markets on an ongoing basis.

We are not structured in a manner to generate and retain sufficient cash flow from operations to repay our debt at maturity.  Instead, we expect to refinance our debt by raising equity, debt or other capital prior to the time that it matures.  As of December 31, 2019, we had $931.7 million of outstanding indebtedness, net of deferred financing costs, including $0.9 million of finance lease obligations. The availability, price and duration of capital can vary significantly.  If we seek to refinance maturing debt when capital market conditions are restrictive, we may find capital scarce, costly or unavailable.  Refinancing debt at a higher cost would affect our operating results and cash available for distribution.  The failure to refinance our debt at maturity would result in default and the exercise by our lenders of the remedies available to them, including foreclosure and, in the case of recourse debt, liability for unpaid amounts.

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

As of December 31, 2019, we had $89.6 million of mortgage debt, net of unamortized premiums and deferred financing costs, encumbering our properties.  A default on any of our mortgage debt may result in foreclosure actions by lenders and ultimately our loss of the mortgaged property.  For federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds.

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

Our outstanding unsecured revolving line of credit contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including limitations on the maximum ratio of total liabilities to assets, the minimum fixed charge coverage and the minimum tangible net worth.  Our ability to borrow under our unsecured revolving line of credit is subject to compliance with these financial and other covenants.  We rely on our ability to borrow under our unsecured revolving line of credit to finance acquisition, development and redevelopment activities and for working capital.  If we are unable to borrow under our unsecured revolving line of credit, our financial condition and results of operations would be adversely impacted.

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

Our Articles of Restatement of Declaration of Trust (the “Declaration of Trust”) authorizes our Board to, among other things, issue additional common or preferred shares, or securities convertible or exchangeable into equity securities, without shareholder approval.  We may issue such additional equity or convertible securities to raise additional capital.  The issuance of any additional common or preferred shares or convertible securities could be dilutive to holders of our common shares.  Moreover, to the extent that we issue restricted shares, options or warrants to purchase our common shares in the future and those options or warrants are exercised or the restricted shares vest, our shareholders will experience further dilution.  Holders of our common shares have no preemptive rights that entitle them to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common shares as to distributions and in liquidation, which could negatively affect the value of our common shares.

There were 449,643 shares of unvested restricted common shares outstanding at December 31, 2019.

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR, and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates or financing costs to borrowers. We have material contracts that are indexed to USD-LIBOR, and we are monitoring this activity and evaluating the related risks.

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

If our subsidiary REITs failed to qualify as REITs, we could be subject to higher taxes and could fail to remain qualified as a REIT.

Our Operating Partnership indirectly owns 51.5% of the common shares of each of five subsidiary REITs that will elect to be taxed as REITs under the U.S. federal income tax law for their short taxable year ended December 31, 2019. Our subsidiary REITs are subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If any of our subsidiary REITs were to fail to qualify as a REIT, then (i) such subsidiary REITs would become subject to U.S. federal income tax and (ii) our ownership of shares in such subsidiary REITs would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If our subsidiary REITs were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We intend to implement certain protective arrangements intended to avoid such an outcome if our subsidiary REITs were not to qualify as a REIT, but there can be no assurance that such arrangements will be effective to avoid the resulting adverse consequences to us.

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

We rely extensively upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage and support a variety of business processes and activities. Although we employ a number of security measures to prevent, detect and mitigate these risks, including a disaster recovery plan for our internal information technology systems, a dedicated IT team, employee training and background checks and password protection, along with purchasing cyber liability insurance coverage, there can be no assurance that these measures will be effective and our systems, networks and services remain vulnerable to damages from any number of sources, including system failures due to energy blackouts, natural disasters, terrorism, war or telecommunication failures, security breaches, cyber intrusions and cyber security attacks, such as computer viruses, malware or e-mail attachments or any unauthorized access to our data and/or computer systems. In recent years, there has been an increased number of significant cyber security attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. A system failure, security breach, cyber intrusion, cyber-attack or other disruption of our information technology systems may cause interruptions in our operations and other negative consequences, which may include but are not limited to the following, any of which could have a material adverse effect on our cash flow, financial condition and results of operations:

•Compromising of confidential information;
•Manipulation and destruction of data;
•System downtime and operational disruptions;
•Remediation cost that may include liability for stolen assets or information, expenses related to repairing system damage, costs associated with damage to business relationships or due to legal requirements imposed;
•Loss of revenues resulting from unauthorized use of proprietary information;
•Cost to deploy additional protection strategies, training employees and engaging third party experts and consultants;
•Reputational damage adversely affecting investor confidence;
•Damage to tenant relationships;
•Violation of applicable privacy and other laws;
•Litigation; and
•Loss of trade secrets.

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

Certain provisions contained in our Declaration of Trust and Amended and Restated Bylaws (the “Bylaws”) and the Maryland General Corporation Law, as applicable to Maryland REITs, may discourage a third party from making a tender offer or acquisition proposal to us. These provisions and actions may delay, deter or prevent a change in control or the removal of existing management. These provisions and actions also may delay or prevent the shareholders from receiving a premium for their common shares of beneficial interest over then-prevailing market prices.
These provisions and actions include:

•the REIT ownership limit described above;
•authorization of the issuance of our preferred shares of beneficial interest with powers, preferences or rights to be determined by our Board;
•special meetings of our shareholders may be called only by the chairman of our Board, the president, one-third of the Trustees, or the secretary upon the written request of the holders of shares entitled to cast not less than a majority of all the votes entitled to be cast at such meeting;
•a two-thirds shareholder vote is required to approve some amendments to our Declaration of Trust;
•our Bylaws contain advance-notice requirements for proposals to be presented at shareholder meetings; and
•our Board, without the approval of our shareholders, may from time to time (i) amend our Declaration of Trust to increase or decrease the aggregate number of shares of beneficial interest, or the number of shares of beneficial interest of any class, that we have authority to issue, and (ii) reclassify any unissued shares of beneficial interest into one or more classes or series of shares of beneficial interest.

In addition, the Trust, by Board action, may elect to be subject to certain provisions of the Maryland General Corporation Law that inhibit takeovers such as the provision that permits the Board by way of resolution to classify itself, notwithstanding any provision our Declaration of Trust or Bylaws.

Changes in accounting standards may adversely impact our financial results.

The Financial Accounting Standards Board, in conjunction with the SEC, has several projects on its agenda, as well as recently issued updates that could impact how we currently account for material transactions. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact that new standards may have on the presentation of our consolidated financial statements, results of operations and financial ratios required by our debt covenants. Refer to Note 2 of the notes to the consolidated financial statements in this report for further information related to the impact of the new leasing standard (ASC Topic 842).

U.S. federal tax reform legislation could affect REITs generally, the geographic markets in which we operate, our stock and our results of operations, both positively and negatively in ways that are difficult to anticipate.

Changes to the federal income tax laws are proposed regularly. Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Department of the Treasury, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain such changes could have an adverse impact on our business and financial results. In particular, H.R. 1, which generally took effect for taxable years that began on or after January 1, 2018 (subject to certain exceptions), made many significant changes to the federal income tax laws that profoundly impacted the taxation of individuals, corporations (both regular C corporations as well as corporations that have elected to be taxed as REITs), and the taxation of taxpayers with overseas assets and operations. A number of changes that affect non-corporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued guidance with respect to many of the new provisions but there are several interpretive issues that still require further guidance. It is likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or further changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. In addition, while certain elements of tax reform legislation do not impact us directly as a REIT, they could impact the geographic markets in which we operate, the tenants that populate our shopping centers and the customers who frequent our properties in ways, both positive and negative, that are difficult to anticipate.

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
Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties

As of December 31, 2019, we owned and managed a portfolio of 49 shopping centers (including five shopping centers owned through R2G) with approximately 11.9 million square feet (“SF”) of GLA.  Our wholly-owned properties consist of 44 shopping centers comprising approximately 11.1 million square feet of GLA.

Property Name	Location City	State	Ownership %	Year Built / Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Atlanta [MSA Rank 9]
Holcomb Center	Alpharetta	GA	100%	1986/1996/2010	106,143	89.6%	$12.83	Studio Movie Grill, Zoo Health Club
Peachtree Hill	Duluth	GA	100%	1986/2015/NA	154,700	98.3%	14.19	Kroger, LA Fitness
Promenade at Pleasant Hill	Duluth	GA	100%	1993/2004/NA	265,398	98.1%	10.87	K1 Speed, LA Fitness, Publix
Austin [MSA Rank 30]
Lake Hills Plaza	Austin	TX	100%	1980/2019/2019	75,926	96.3%	25.69	TruFusion, (Target)
Baltimore [MSA Rank 21]
Crofton Centre	Crofton	MD	100%	1974/2015/NA	252,230	96.3%	9.38	At Home, Gold's Gym, Shoppers Food Warehouse
Chicago [MSA Rank 3]
Deer Grove Centre	Palatine	IL	100%	1997/2013/2013	237,644	85.4%	10.60	Aldi, Hobby Lobby, Ross Dress for Less, T.J. Maxx, (Target)
Market Plaza	Glen Ellyn	IL	100%	1965/2015/2009	166,572	90.0%	15.49	Jewel-Osco, Ross Dress for Less
Mount Prospect Plaza	Mount Prospect	IL	100%	1958/2013/2013	227,690	94.2%	14.10	Aldi, Burlington Coat Factory, LA Fitness, Marshalls, Ross Dress for Less, (Walgreens)
Webster Place	Lincoln Park	IL	100%	1987/2017/NA	134,918	95.0%	25.83	Barnes & Noble, Regal Cinema
Cincinnati [MSA Rank 28]
Bridgewater Falls	Hamilton	OH	100%	2005/2014/NA	503,340	94.4%	14.60	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Five Below, J.C. Penney, Michaels, PetSmart, T.J. Maxx, (Target)
Buttermilk Towne Center	Crescent Springs	KY	100%	2005/2014/NA	290,033	100.0%	10.22	Field & Stream, Home Depot, LA Fitness, Petco, Remke Market
Deerfield Towne Center	Mason	OH	100%	2004/2013/2018	469,209	90.7%	21.80	Ashley Furniture HomeStore, Bed Bath & Beyond, buybuy Baby, CoHatch(3), Crunch Fitness Dick's Sporting Goods, Five Below, Regal Cinemas, Whole Foods Market
Columbus [MSA Rank 33]
Olentangy Plaza	Columbus	OH	100%	1981/2015/1997	252,739	88.2%	12.45	Aveda Institute Columbus, Eurolife Furniture, Marshalls, Micro Center, Tuesday Morning
The Shops on Lane Avenue	Upper Arlington	OH	100%	1952/2015/2004	183,130	93.4%	25.14	Bed Bath & Beyond, CoHatch, Whole Foods Market
Denver [MSA Rank 19]
Front Range Village	Fort Collins	CO	100%	2008/2014/NA	504,008	89.3%	19.83	2nd and Charles, Cost Plus World Market, DSW, Microsoft Corporation, Party City, Sprouts Farmers Market, Staples, TruFut Athletic Club, Ulta Beauty, Urban Air Adventure Park, (Fort Collins Library), (Lowes), (Target)

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Detroit [MSA Rank 14]
Clinton Pointe	Clinton Township	MI	100%	1992/2003/NA	135,450	93.9%	9.98	Gibralter Rug, OfficeMax, T.J. Maxx, (Target)
Hunter's Square	Farmington Hills	MI	100%	1988/2013/NA	352,772	99.1%	17.14	Bed Bath & Beyond, buybuy Baby, DSW Shoe Warehouse , Old Navy, Marshalls, Saks Fifth Avenue Off 5th, T.J. Maxx
Southfield Plaza	Southfield	MI	100%	1969/1996/2003	190,099	97.9%	9.54	Big Lots, Burlington Coat Factory, Forman Mills
Tel-Twelve	Southfield	MI	100%	1968/1996/2005	523,382	100.0%	11.76	Best Buy, DSW Shoe Warehouse, Lowe's, Meijer, Michaels, Office Depot, PetSmart, Ulta
Troy Marketplace	Troy	MI	100%	2000/2013/2010	245,130	100.0%	20.55	Airtime, Golf Galaxy, LA Fitness, Nordstrom Rack, PetSmart, (REI)
West Oaks I Shopping Center	Novi	MI	100%	1979/1996/2004	284,973	91.0%	17.30	Gardner White Furniture, Home Goods, Michaels, Nordstrom Rack, Old Navy, Rally House, The Container Store
West Oaks II Shopping Center	Novi	MI	100%	1986/1996/2000	167,954	98.7%	18.59	Jo-Ann, Marshalls, (Art Van), (ABC Warehouse), (Bed Bath & Beyond), (Bob's Discount Furniture), (Kohl's), (Value City Furniture)
Winchester Center	Rochester Hills	MI	100%	1980/2013/NA	320,134	100.0%	12.69	Bed Bath & Beyond, Dick's Sporting Goods, Marshalls, Michaels, Party City, PetSmart, Stein Mart
Indianapolis [MSA Rank 34]
Merchants' Square	Carmel	IN	100%	1970/2010/2014	248,461	88.9%	14.04	Flix Brewhouse, Planet Fitness
Jacksonville [MSA Rank 40]
Parkway Shops	Jacksonville	FL	100%	2013/2008/NA	144,114	100.0%	11.79	Dick's Sporting Goods, Hobby Lobby, Marshalls, (Wal-Mart Supercenter)
River City Marketplace	Jacksonville	FL	100%	2005/2005/NA	585,918	91.1%	18.89	Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy, Burlington Coat Factory, Duluth Trading, Hollywood Theaters, Michaels, PetSmart, Ross Dress for Less, (Lowe's), (Wal-Mart Supercenter)
Miami [MSA Rank 8]
Marketplace of Delray	Delray Beach	FL	100%	1981/2013/2010	241,715	93.3%	15.76	Office Depot, Ross Dress for Less, Winn-Dixie
Rivertowne Square	Deerfield Beach	FL	100%	1980/1998/2010	146,666	92.6%	11.00	Bealls, Winn-Dixie
West Broward Shopping Center	Plantation	FL	100%	1965/2013/NA	152,973	88.0%	11.97	Badcock, DD's Discounts, Save-A-Lot
Milwaukee [MSA Rank 39]
Nagawaukee Center	Delafield	WI	100%	1994/2012-13/NA	220,083	100.0%	15.07	HomeGoods, Kohl's, Marshalls, Sierra Trading Post, (Sentry Foods)
West Allis Towne Centre	West Allis	WI	100%	1987/1996/2011	326,223	86.2%	10.08	Burlington Coat Factory, Five Below, Hobby Lobby, Ross Dress for Less, Xperience Fitness
Minneapolis [MSA Rank 16]
Centennial Shops	Edina	MN	100%	2008/2016/NA	85,206	97.3%	41.53	Pinstripes, The Container Store, West Elm
Woodbury Lakes	Woodbury	MN	100%	2005/2014/NA	360,028	88.1%	21.34	Alamo Drafthouse Cinema, Athleta, DSW, H&M, Michaels, (Trader Joe's)

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Anchor Tenants (2)
Nashville [MSA Rank 36]
Providence Marketplace	Mt. Juliet	TN	100%	2006/2017/NA	632,552	98.5%	13.42	Belk, Best Buy, Books A Million, Dick's Sporting Goods, J C Penney, JoAnn Fabrics, Old Navy, PetSmart, Regal Cinema, Ross Dress for Less, Staples, T.J. Maxx/HomeGoods, (Kroger), (Target)
St. Louis [MSA Rank 20]
Central Plaza	Ballwin	MO	100%	1970/2012/2012	163,625	91.6%	12.77	buybuy Baby, Jo-Ann, Old Navy, Ross Dress for Less
Deer Creek Shopping Center	Maplewood	MO	100%	1975/2013/2013	208,122	96.9%	10.55	buybuy Baby, Club Fitniess, GFS, Marshalls, Ross Dress for Less
Heritage Place	Creve Coeur	MO	100%	1989/2011/2005	269,127	98.9%	14.80	Dierbergs Markets, Marshalls, Office Depot, T.J. Maxx
Tampa [MSA Rank 18]
Cypress Point	Clearwater	FL	100%	1983/2013/NA	168,736	98.9%	12.76	At Home, The Fresh Market
Lakeland Park Center	Lakeland	FL	100%	2014/NA/NA	230,662	98.3%	14.12	Dick's Sporting Goods, Floor & Décor, Northern Tool, Ross Dress for Less, (Target)
Shoppes of Lakeland	Lakeland	FL	100%	1985/1996/NA	183,702	100.0%	13.45	Ashley Furniture HomeStore, Michaels, Staples, T.J. Maxx, (Target)
Village Lakes Shopping Center	Land O' Lakes	FL	100%	1987/1997/NA	167,735	99.4%	9.99	Bealls Outlet, Marshalls, Ross Dress for Less
Properties Not in Top 40 MSA's
Spring Meadows Place	Holland	OH	100%	1987/1996/2005	314,514	90.3%	11.16	Ashley Furniture HomeStore, Big Lots, DSW, Guitar Center, HomeGoods, Michaels, OfficeMax, PetSmart, T.J. Maxx, (Best Buy), (Dick's Sporting Goods), (Sam's Club), (Target), (Wal-Mart)
Treasure Coast Commons	Jensen Beach	FL	100%	1996/2013/NA	91,656	100.0%	12.92	Barnes & Noble, Beall's Outlet Store, Dick's Sporting Goods
Vista Plaza	Jensen Beach	FL	100%	1998/2013/NA	109,761	100.0%	14.83	Bed Bath & Beyond, Michaels, Total Wine & More
CONSOLIDATED SHOPPING CENTERS TOTAL/AVERAGE					11,095,153	94.6%	$15.03

JOINT VENTURE PORTFOLIO
Coral Creek Shops	Coconut Creek	FL	51.5%	1992/2002/NA	109,312	94.3%	19.63	Publix
Mission Bay Plaza	Boca Raton	FL	51.5%	1989/2013/NA	262,701	98.4%	25.23	Dick's Sporting Goods, Five Below, LA Fitness, OfficeMax, Tuesday Morning, The Fresh Market
The Crossroads	Royal Palm Beach	FL	51.5%	1988/2002/NA	121,509	100.0%	17.72	Publix
The Shops at Old Orchard	West Bloomfield	MI	51.5%	1972/2013/2011	96,768	95.3%	19.14	Plum Market
Town & Country Crossing	Town & Country	MO	51.5%	2008/2011/2011	186,557	97.0%	24.98	HomeGoods, Starbucks, Stein Mart, Whole Foods Market, (Target)
AGGREGATE PORTFOLIO TOTAL/AVERAGE					11,872,000	94.7%	$15.29

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
(3) Space delivered to tenant.

Our leases for tenant space under 10,000 square feet generally have terms ranging from three to five years.  Tenant leases greater than or equal to 10,000 square feet generally have lease terms of five years or longer, and are considered anchor leases.  Many of the anchor leases provide tenants with the option of extending the lease term at expiration at contracted rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent.  The majority of our leases provide for monthly payment of base rent in advance, reimbursement of the tenant’s allocable real estate taxes, insurance and common area maintenance expenses and reimbursement for utility costs if not directly metered.

Major Tenants

The following table sets forth as of December 31, 2019 the breakdown of GLA between anchor and small shop tenants, of our wholly owned properties portfolio comprised of 44 properties and the pro-rata share of the five shopping centers owned through R2G (the “R2G Portfolio”):

Type of Tenant	Annualized Base Rent	% of Total Annualized Base Rent	GLA	% of Total GLA
Anchor (1)	$95,217,318	57.4%	8,085,365	70.3%
Small Shop (2)	70,639,309	42.6%	3,409,864	29.7%
Total	$165,856,627	100.0%	11,495,229	100.0%

(1) Anchor tenant is defined as any tenant leasing 10,000 square feet or more.
(2) Small shop tenant is defined as any tenant leasing less than 10,000 square feet.

The following table provides, as of December 31, 2019, information regarding leases with the 25 largest retail tenants (in terms of annualized base rent) for our wholly owned properties portfolio and the pro-rata share of the R2G Portfolio:

Tenant Name	Credit Rating S&P/Moody's (1)	Number of Leases	Number of Leases in the R2G Portfolio	GLA	% of Total Company Owned GLA	Total Annualized Base Rent	Annualized Base Rent / SF	% of Annualized Base Rent
TJX Companies (2)	A+/A2	23	1	709,770	6.1%	$7,520,936	$10.60	4.5%
Dick's Sporting Goods (3)	--/--	10	1	451,967	3.9%	5,462,121	12.09	3.3%
Regal Cinemas	--/Ba1	4	—	219,160	1.9%	4,968,395	22.67	3.0%
Bed Bath & Beyond (4)	BB/Baa3	14	—	418,062	3.6%	4,824,941	11.54	2.9%
LA Fitness	B+/B2	6	1	233,419	2.0%	4,407,080	18.88	2.7%
PetSmart	B-/B3	8	—	178,250	1.5%	2,832,681	15.89	1.7%
Michaels Stores	B+/Ba2	9	—	217,456	1.9%	2,820,064	12.97	1.7%
Ross Stores (5)	A-/A2	12	—	307,212	2.7%	2,722,432	8.86	1.6%
Gap, Inc. (6)	BB/Baa2	13	1	155,336	1.3%	2,682,821	17.27	1.6%
DSW Designer Shoe Warehouse	--/--	6	—	119,656	1.0%	2,295,617	19.19	1.4%
Burlington Coat Factory	BB+/Bal	4	—	213,945	1.9%	2,138,244	9.99	1.3%
ULTA Salon	--/--	9	—	93,137	0.8%	2,135,428	22.93	1.3%
Office Depot (7)	B/Ba3	7	1	155,341	1.3%	2,135,201	13.75	1.3%
Best Buy	BBB/Baa1	4	—	134,129	1.2%	2,089,147	15.58	1.3%
Dollar Tree	BBB-/Baa3	19	1	191,356	1.7%	1,988,961	10.39	1.2%
Ascena Retail (8)	CCC/Caa2	18	—	95,236	0.8%	1,912,223	20.08	1.2%
Whole Foods	A+/A3	3	1	92,198	0.8%	1,844,200	20.00	1.1%
Jo-Ann Fabrics and Craft Stores	B-/B2	4	—	134,949	1.2%	1,731,135	12.83	1.0%
Meijer	--/--	1	—	189,635	1.7%	1,530,650	8.07	0.9%
Ashley Furniture HomeStore	--/--	4	—	147,778	1.3%	1,463,243	9.90	0.9%
Barnes & Noble	--/--	2	—	54,947	0.5%	1,367,315	24.88	0.8%
Pinstripes	--/--	1	—	32,414	0.3%	1,365,926	42.14	0.8%
At Home	--/--	2	—	177,946	1.6%	1,362,504	7.66	0.8%
Five Below		9	1	77,316	0.7%	1,317,120	17.04	0.8%
The Container Store	B/B2	2	—	45,011	0.4%	1,251,856	27.81	0.8%
Total top 25 tenants		194	8	4,845,626	42.1%	$66,170,241	$13.66	39.9%

(1)Source: Latest Company filings, as of December 31, 2019, per CreditRiskMonitor. Data reflects credit rating of parent company.
(2)Marshalls (10) / TJ Maxx (8) / HomeGoods (4) / Sierra Trading Post (1)
(3)Dick's Sporting Goods (8) / Field & Stream (1) / Golf Galaxy (1)
(4)Bed Bath & Beyond (7) / Buy Buy Baby (5) / Cost Plus World Market (2)
(5)Ross Dress for Less (11) / DD's Discounts (1)
(6)Old Navy (7) / Gap (2) / Banana Republic (1) / Athleta (3)
(7)OfficeMax (4) / Office Depot (3)
(8)Ann Taylor (3) / Catherine's (3) / Dress Barn (2) / Justice (4) / Lane Bryant (6)

Lease Expirations

The following tables set forth a schedule of lease expirations for our wholly owned portfolio and the pro-rata share of the R2G Portfolio, for each of the next ten years and thereafter, assuming that no renewal options are exercised:

ALL TENANTS

Expiring Leases As of December 31, 2019
Year	Number of Leases	GLA	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
2020	121	536,736	$16.79	$9,010,083	5.4%
2021	208	1,493,756	16.58	24,761,122	14.9%
2022	179	1,116,769	17.46	19,502,869	11.8%
2023	192	1,695,308	15.12	25,625,898	15.5%
2024	132	1,115,836	13.82	15,415,578	9.3%
2025	80	1,096,799	13.90	15,246,718	9.2%
2026	61	942,930	13.04	12,295,326	7.4%
2027	58	485,283	16.85	8,178,038	4.9%
2028	86	786,153	16.61	13,055,821	7.9%
2029	91	777,376	13.52	10,506,914	6.3%
2030+	48	713,621	15.05	10,742,647	6.5%
Tenants month to month	21	83,402	18.17	1,515,613	0.9%
Sub-Total	1,277	10,843,969	$15.29	$165,856,627	100.0%
Leased (2)	14	43,035	N/A	N/A	N/A
Vacant	156	608,225	N/A	N/A	N/A
Total	1,447	11,495,229	N/A	$165,856,627	100.0%

(1) Annualized Base Rent is based upon rents currently in place.
(2) Includes signed leases where rent has not yet commenced.

 ANCHOR TENANTS (greater than or equal to 10,000 square feet)

Expiring Anchor Leases As of December 31, 2019
Year	Number of Leases	GLA	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
2020	9	236,447	$10.24	$2,421,840	2.5%
2021	45	1,060,497	13.88	14,716,389	15.5%
2022	30	691,206	13.50	9,329,354	9.9%
2023	38	1,270,436	11.79	14,980,287	15.7%
2024	30	791,673	10.65	8,434,365	8.9%
2025	30	896,980	12.13	10,878,360	11.4%
2026	17	807,859	10.83	8,752,607	9.2%
2027	16	334,605	13.36	4,469,277	4.7%
2028	18	590,955	12.97	7,662,949	8.0%
2029	17	580,045	10.03	5,817,525	6.1%
2030+	17	582,122	13.08	7,612,556	8.0%
Tenants month to month	1	22,585	6.28	141,809	0.1%
Sub-Total	268	7,865,410	$12.11	$95,217,318	100.0%
Leased (2)	1	13,318	N/A	N/A	N/A
Vacant	11	206,637	N/A	N/A	N/A
Total	280	8,085,365	N/A	$95,217,318	100.0%

(1) Annualized Base Rent is based upon rents currently in place.
(2) Includes signed leases where rent has not yet commenced.

SMALL SHOP TENANTS (less than 10,000 square feet)

Expiring Small Shop Leases As of December 31, 2019
Year	Number of Leases	GLA	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
2020	112	300,289	$21.94	$6,588,243	9.3%
2021	163	433,259	23.18	10,044,733	14.2%
2022	149	425,563	23.91	10,173,515	14.4%
2023	154	424,872	25.06	10,645,611	15.1%
2024	102	324,163	21.54	6,981,213	9.9%
2025	50	199,819	21.86	4,368,358	6.2%
2026	44	135,071	26.23	3,542,719	5.0%
2027	42	150,678	24.61	3,708,761	5.3%
2028	68	195,198	27.63	5,392,872	7.7%
2029	74	197,331	23.76	4,689,389	6.6%
2030+	31	131,499	23.80	3,130,091	4.4%
Tenants month to month	20	60,817	22.59	1,373,804	1.9%
Sub-Total	1,009	2,978,559	$23.72	$70,639,309	100.0%
Leased (2)	13	29,717	N/A	N/A	N/A
Vacant	145	401,588	N/A	N/A	N/A
Total	1,167	3,409,864	N/A	$70,639,309	100.0%

(1) Annualized Base Rent is based upon rents currently in place.
(2) Includes signed leases where rent has not yet commenced.

Land Available for Development

At December 31, 2019, our three largest development sites, Parkway Shops, Lakeland Park Center and Hartland Towne Square, had environmental phase one assessments completed. It is our policy to start construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate. At December 31, 2019, we had received entitlements at our Parkway Shops site. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers.

Our development and construction activities are subject to risks and uncertainties including, among others, our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision. See Item 1A. Risk Factors, for further information regarding our risk factors.

The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value, when the fair value is determined to be less than the asset's carrying value. During 2019, we did not record any impairment charges on our land parcels.  We recorded impairment provisions of $0.2 million and $1.0 million in 2018 and 2017, respectively, related to developable land that we decided to market for sale. Refer to Note 1 of the notes to the consolidated financial statements in this report for further information related to impairment provisions.

Insurance

Our tenants are generally responsible under their leases for providing adequate insurance on the spaces they lease. In addition, we believe our properties are adequately covered by commercial general liability, fire, flood, terrorism, environmental, and where necessary, hurricane and windstorm insurance coverages, which are all provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are currently listed and traded on the NYSE under the symbol “RPT”.  On February 14, 2020, the closing price of our common shares on the NYSE was $14.70.

Shareholder Return Performance Graph

The following line graph sets forth the cumulative total return on a $100 investment (assuming the reinvestment of dividends) in each of our common shares, the NAREIT Equity Index and the S&P 500 Index for the period December 31, 2014 through December 31, 2019.  The stock price performance shown is not necessarily indicative of future price performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

Comparison of 5 Year Cumulative Total Return
Index Value
200
175
150
125
100
75
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Period Ending
RPT Realty (RPT)
NAREIT Shopping Center
S&P 500

Holders

The number of holders of record of our common shares was 1,035 at February 14, 2020.  A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other financial institutions.

Dividends

Under the Code, a REIT must meet requirements, including a requirement that it distribute to its shareholders at least 90% of its REIT taxable income annually, excluding net capital gain.  Distributions paid by us are at the discretion of our Board and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, the annual distribution requirements under REIT provisions of the Code, and such other factors as the Board deems relevant. We do not believe that the preferential rights available to the holders of our preferred shares or the financial covenants contained in our debt agreements had or will have an adverse effect on our ability to pay dividends in the normal course of business to our common shareholders or to distribute amounts necessary to maintain our qualification as a REIT. See “Dividends and Equity” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report.

For information on our equity compensation plans as of December 31, 2019, refer to Item 12 of Part III of this report and Note 15 of the notes to the consolidated financial statements included in this report for further information regarding our share-based compensation and other benefit plans.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share)
OPERATING DATA:
Total revenue	$234,088	$260,622	$265,082	$260,930	$251,790
Operating income	54,022	52,260	63,399	70,908	65,497
Gain on sale of depreciable real estate	81,485	3,699	51,977	34,108	13,529
Gain on sale of land	371	295	787	1,673	4,041
Net income	93,686	18,036	70,719	61,112	66,895
Net (income) attributable to noncontrolling partner interest	(2,175)	(417)	(1,659)	(1,448)	(1,786)
Preferred share dividends	(6,701)	(6,701)	(6,701)	(6,701)	(6,838)
Net income available to common shareholders	84,810	10,918	62,359	52,963	57,771
Earnings per common share:
Basic	$1.06	$0.13	$0.78	$0.66	$0.73
Diluted	1.04	0.13	0.78	0.66	0.73
Weighted average shares outstanding:
Basic	79,802	79,592	79,344	79,236	78,848
Diluted	87,722	80,088	79,530	79,435	79,035

Cash dividends declared per RPT preferred share	$3.625	$3.625	$3.625	$3.625	$3.625
Cash dividends declared per RPT common share	$0.880	$0.880	$0.880	$0.860	$0.820
Cash distributions to RPT preferred shareholders	$6,701	$6,701	$6,701	$6,701	$6,977
Cash distributions to RPT common shareholders	$70,652	$70,458	$70,225	$67,710	$63,972

BALANCE SHEET DATA (at December 31):
Investment in real estate (before accumulated depreciation)	$1,818,103	$2,025,773	$2,130,779	$2,132,670	$2,184,481
Total assets	1,918,559	1,928,440	2,030,394	2,061,498	2,136,082
Total notes payable, net	930,808	963,149	999,215	1,021,223	1,083,711
Total liabilities	1,070,304	1,096,897	1,145,225	1,172,900	1,234,709
Total RPT shareholders' equity	828,240	811,962	864,322	867,701	879,391
Noncontrolling interest	20,015	19,581	20,847	20,897	21,982
Total shareholders' equity	848,255	831,543	885,169	888,598	904,466

OTHER DATA:
Net cash provided by operating activities	90,593	106,322	117,925	116,601	105,630
Net cash provided by (used in) investing activities	95,095	42,262	(16,675)	11,250	(154,333)
Net cash (used in) provided by financing activities	(115,858)	(116,753)	(103,085)	(128,477)	46,012

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto, and the comparative summary of selected financial data included in this report.

Overview

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. As of December 31, 2019, our property portfolio consisted of 49 shopping centers (including five shopping centers owned through R2G) representing 11.9 million square feet of GLA.  As of December 31, 2019, the Company's pro-rata share of the aggregate portfolio was 94.7% leased.

Our goal is to be a dominant shopping center owner, with a focus on the following:

•Own and manage high quality open-air shopping centers predominantly concentrated in the top U.S. MSAs;
•Curate our real estate to maximize its value while being aligned with the future of the shopping center industry by leveraging technology, optimizing distribution points for brick-and-mortar and e-commerce purchases, engaging in best-in-practice sustainability programs and developing a personalized appeal to attract and engage the next generation of shoppers;
•Maintain value creation redevelopment and expansion pipeline;
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

The following highlights the Company's significant transactions, events and results that occurred during the year ended December 31, 2019:

Financial Results:

•Net income available to common shareholders was $84.8 million, or $1.04 per diluted share, for the year ended December 31, 2019, as compared to $10.9 million, or $0.13 per diluted share, for the same period in 2018.
•FFO was $88.0 million, or $1.00 per diluted share, for the year ended December 31, 2019, as compared to $109.4 million, or $1.23 per diluted share, for the same period in 2018.
•Operating FFO was $94.5 million, or $1.08 per diluted share, for the year ended December 31, 2019, as compared to $120.1 million, or $1.35 per diluted share, for the same period in 2018.
•Same property net operating income increased 4.1% for the year ended December 31, 2019, as compared to the same period in 2018.
•Executed 210 new leases and renewals, totaling approximately 1.2 million square feet in the aggregate portfolio.

•As of December 31, 2019, the Company's aggregate portfolio leased rate was 94.7%, as compared to 94.3% at December 31, 2018.

Acquisition Activity (See Note 4 of the notes to consolidated financial statements in this report):

•Acquired one operating property for a purchase price of $33.9 million.

Disposition Activity (See Note 4 of the notes to consolidated financial statements in this report):

•Disposed of two operating properties and one land outparcel for aggregate gross proceeds of $69.4 million. These transactions resulted in an aggregate gain on sale of real estate of $6.1 million.
•Contributed five properties valued at $244.0 million to a newly formed joint venture with GIC referred to herein as R2G Venture LLC (“R2G”), and received $118.3 million in gross proceeds for the 48.5% stake in R2G that was acquired by GIC. This transaction resulted in a gain on sale of real estate of $75.8 million.

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

Additionally, we monitor the collectability of our accounts receivable from specific tenants on an ongoing basis, analyze historical experience, customer creditworthiness, current economic trends and changes in tenant payment terms when evaluating the likelihood of tenant payment.  For operating leases in which collectibility of rental income is not considered probable, rental income is recognized on a cash basis and allowances are taken for those balances that we have reason to believe may be uncollectible in the period it is determined not to be probable of collection.

For more information refer to Note 1 of the notes to the consolidated financial statements in this report.

Acquisitions

Acquisitions of properties are accounted for utilizing the acquisition method (which requires all assets acquired and liabilities assumed be measured at acquisition date fair value) and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements policy, which are used to allocate the purchase price of acquired property among land, buildings on an “as if vacant” basis, tenant improvements, identifiable intangibles and any gain on purchase.  Identifiable intangible assets and liabilities include the effect of above-and below-market leases, the value of having leases in place (“as-is” versus “as if vacant” and absorption costs), other intangible assets such as assumed tax increment revenue bonds and out-of-market assumed mortgages.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 40 years for buildings, and over the remaining terms of any intangible asset contracts and the respective tenant leases, which may include bargain renewal options. The impact of these estimates, including estimates in connection with acquisition values and estimated useful lives, could result in significant differences related to the purchased assets, liabilities and subsequent depreciation or amortization expense. For more information, refer to Note 1 of the notes to the consolidated financial statements in this report.

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

We recognize an impairment of an investment in real estate when the estimated undiscounted cash flow are less than the net carrying value of the property.  If it is determined that an investment in real estate is impaired, then the carrying value is reduced to the estimated fair value as determined by cash flow models and discount rates or comparable sales in accordance with our fair value measurement policy. Refer to Note 1 of the notes to the consolidated financial statements in this report.

Results of Operations

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items that have significantly changed during the year ended December 31, 2019 as compared to 2018:

	Year Ended December 31,
	2019	2018	Dollar Change	Percent Change
	(In thousands)
Total revenue	$234,088	$260,622	$(26,534)	(10.2)%
Real estate taxes	35,961	42,306	(6,345)	(15.0)%
Recoverable operating expenses	25,256	26,177	(921)	(3.5)%
Non-recoverable operating expense	10,292	7,286	3,006	41.3%
Depreciation and amortization	78,647	87,327	(8,680)	(9.9)%
Acquisition costs	—	233	(233)	NM
General and administrative expense	27,634	31,383	(3,749)	(11.9)%
Provision for impairment	—	13,650	(13,650)	NM
Insured expenses, net	2,276	—	2,276	NM
Gain on sale of real estate	81,856	3,994	77,862	NM
Earnings from unconsolidated joint ventures	581	589	(8)	(1.4)%
Interest expense	40,057	43,439	(3,382)	(7.8)%
Other gain on unconsolidated joint ventures	237	5,208	(4,971)	(95.4)%
Loss on extinguishment of debt	(2,571)	(134)	(2,437)	NM

NM - Not meaningful

Total revenue in 2019 decreased $26.5 million, or (10.2)%, from 2018.  The decrease is primarily due to the following:
•$28.6 million decrease related to properties sold in 2019 and 2018;
•$5.2 million decrease from acceleration of a below market lease in the prior period attributable to a specific tenant who vacated prior to the original lease termination date; primarily offset by a
•$3.3 million increase from acceleration of below market leases in the current period attributable to tenants who vacated prior to the original estimated lease termination date; and a
•$3.8 million increase related to our existing centers largely attributable to higher minimum rent primarily from occupancy gains, contractual rent increases and lease renewals and higher recovery income mainly as a result of an increase in recoverable expenses at existing centers.
Real estate tax expense in 2019 decreased by $6.3 million, or (15.0)%, from 2018 primarily due to properties sold during 2019 and 2018.

Recoverable operating expense in 2019 decreased by $0.9 million, or (3.5)%, from 2018 primarily due to properties sold during 2019 and 2018, partially offset by higher common area maintenance expenses at existing properties.

Non-recoverable operating expense in 2019 increased by $3.0 million, or 41.3%, from 2018 primarily due to higher internal leasing costs as a result of the adoption of ASC 842 which eliminated the capitalization of these costs in the current year as well as higher legal fees associated with a tenant dispute, partially offset by properties sold during 2019 and 2018.

Depreciation and amortization expense in 2019 decreased by $8.7 million, or (9.9)%, from 2018.  The decrease is primarily a result of properties sold during 2019 and 2018.

During 2018 we recorded acquisition costs of $0.2 million related to legal and professional fees associated with a potential shopping center acquisition that was not ultimately pursued during the prior year.

General and administrative expense in 2019 decreased by $3.7 million, or (11.9)%, from 2018.  The net decrease is primarily a result of lower severance and management reorganization expense, which includes severance costs associated with former executives as well as sign-on bonuses and recruiting fees attributable to the new executive team, partially offset by an increase in bonus expense and higher share-based compensation expense.

During 2018 we recorded an impairment provision totaling $13.7 million, of which $13.5 million was on shopping centers classified as income producing and $0.2 million on land held for development. The adjustments related to shopping centers were triggered by changes in associated market prices and expected hold period assumptions, as well as a purchase price reduction at one property. The provision related to land held for development was triggered by changes in the expected use of the land and higher costs. Refer to Note 1 of the notes to the consolidated financial statements in this report for further information related to impairment provisions. We did not record any impairments in 2019.

During 2019 the Company wrote off real estate assets that were damaged by a hail storm at one property, which resulted in a charge of $2.3 million, net of $3.5 million of insurance proceeds received as of December 31, 2019. The damage incurred will be fully covered by insurance.

Gain on sale of real estate was $81.9 million in 2019. In the comparable period in 2018 we had a gain on sale of real estate of $4.0 million. The increase is primarily a result of properties sold during 2019. Refer to Note 4 of the notes to the consolidated financial statements in this report for further detail on dispositions.

Earnings from unconsolidated joint ventures in 2019 remained flat from 2018.

Interest expense in 2019 decreased by $3.4 million, or (7.8)%, from 2018. The decrease is primarily a result of a 9.2% decrease in our average outstanding debt, partially offset by lower capitalized interest. The decline in our average outstanding debt is the result of using proceeds from asset sales in the fourth quarter of 2018 and first quarter of 2019 to paydown our revolving credit line and redeem our junior subordinated notes.

Other gain on unconsolidated joint ventures in 2019 decreased by $5.0 million primarily due to the sale of the Martin Square property by our joint venture, Ramco/Lion Venture LP, in the prior period. The gain represents the difference between our share of the distributed proceeds and the carrying value of our equity investment in such joint venture.

During 2019 we recorded loss on extinguishment of debt of $2.6 million, which represented the write-off of unamortized deferred financing costs associated with the junior subordinated notes that were redeemed in full in April 2019 and term loans that were repaid in November 2019, as well as deferred financing costs and a prepayment penalty associated with our senior unsecured notes that were repaid in December 2019.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed during the year ended December 31, 2018 as compared to 2017:

	Year Ended December 31,
	2018	2017	Dollar Change	Percent Change
	(In thousands)
Total revenue	$260,622	$265,082	$(4,460)	(1.7)%
Real estate taxes	42,306	42,683	(377)	(0.9)%
Recoverable operating expenses	26,177	27,653	(1,476)	(5.3)%
Non-recoverable operating expenses	7,286	8,044	(758)	(9.4)%
Depreciation and amortization	87,327	91,335	(4,008)	(4.4)%
Acquisition costs	233	—	233	NM
General and administrative expense	31,383	22,564	8,819	39.1%
Provision for impairment	13,650	9,404	4,246	45.2%
Gain on sale of real estate	3,994	52,764	(48,770)	(92.4)%
Earnings from unconsolidated joint ventures	589	273	316	115.8%
Interest expense	43,439	44,866	(1,427)	(3.2)%
Other gain on unconsolidated joint ventures	5,208	—	5,208	NM

NM - Not meaningful
Total revenue in 2018 decreased by $4.5 million, or (1.7)%, from 2017.  The decrease is primarily due to the following:
•$20.1 million increase related to acquisitions completed in 2018 and 2017; offset by
•$7.7 million increase related to our existing centers largely attributable to changes in estimates associated with recoveries of common areas maintenance and real estate taxes, and higher minimum rent;
•$5.2 million increase from acceleration of a below market lease attributable to a specific tenant who vacated prior to the original estimated lease termination date; and
•$2.7 million increase related to properties acquired in 2017 and a leasehold interest acquired in 2018.

Real estate tax expense in 2018 decreased by $0.4 million, or (0.9)%, from 2017 primarily due to properties sold during 2018 and 2017, partially offset by properties acquired in 2017 and higher net expense; specifically at two properties as a result of a change in estimates.

Recoverable operating expense in 2018 decreased by $1.5 million, or (5.3)%, from 2017 primarily due to properties sold during 2018 and 2017, partially offset by additional expense from properties acquired in 2017.

Non-recoverable operating expense in 2018 decreased by $0.8 million, or (9.4)%, from 2017 primarily due to a decrease in certain property related compensation, benefits, and travel expenses.

Depreciation and amortization expense in 2018 decreased by $4.0 million, or (4.4)%, from 2017.  The decrease is primarily a result of properties sold during 2018 and 2017, partially offset by higher asset write offs in 2018 for tenant lease terminations prior to their original estimated term, and higher depreciation expense from acquisitions completed in 2017.

During 2018 we recorded acquisition costs of $0.2 million related to legal and professional fees associated with a potential shopping center acquisition that was not ultimately pursued during the year.

General and administrative expense in 2018 increased $8.8 million, or 39.1%, from 2017.  The increase was primarily due to the following:
•$9.7 million of executive management reorganization expenses, which included severance costs associated with former executives as well as executive recruiting fees, sign-on bonuses and relocation fees associated with our new executive team;
•$0.8 million of severance costs resulting from the reduction-in-force associated with the reorganization of the Company's operating structure; offset by
•$0.8 million decrease in service-based and performance-based stock compensation expense; and
•$0.5 million decrease in other severance costs.

During 2018 we recorded an impairment provision totaling $13.7 million, of which $13.5 million was on shopping centers classified as income producing and $0.2 million on land held for development. The adjustments related to shopping centers were triggered by changes in associated market prices and expected hold period assumptions, as well as a purchase price reduction at one property. The provision related to land held for development was triggered by changes in the expected use of the land and higher costs. During 2017 we recorded an impairment provision totaling $9.4 million, of which $8.4 million was on shopping centers classified as income producing and $1.0 million on land held for development. The adjustments were triggered by changes in associated sales price assumptions, a purchase price reduction at one property and changes in the expected use of land. Refer to Note 1 of the notes to the consolidated financial statements included in this report for further information related to impairment provisions.

Gain on sale of real estate was $4.0 million in 2018. In the comparable period in 2017 we had a gain of $52.8 million. The increase is primarily a result of properties sold during 2018. Refer to Note 4 of the notes to the consolidated financial statements in this report for further detail on dispositions.

Earnings from unconsolidated joint ventures in 2018 increased $0.3 million from 2017.  The increase was primarily due to our portion of the gain on sale of the Martin Square property which was disposed of by our joint venture, Ramco/Lion Venture LP, during the year compared to no dispositions by any of our unconsolidated joint ventures in the comparable period.

Interest expense in 2018 decreased by $1.4 million, or (3.2)%, from 2017. The decrease is primarily a result of an 8.0% decrease in our average outstanding debt, offset partially by a 45 basis point increase in our weighted average interest rate. The decline in our average outstanding debt is primarily a result of using proceeds from asset sales in the second half of 2017 to paydown our revolving credit line.

Other gain on unconsolidated joint ventures increased $5.2 million primarily due to the sale of the Martin Square property by our joint venture, Ramco/Lion Venture LP, during the year. The gain represents the difference between our share of the distributed proceeds and the carrying value of our equity investment in such joint venture.

Liquidity and Capital Resources

Our primary uses of capital include principal and interest payments on our outstanding indebtedness, ongoing capital expenditures such as leasing capital expenditures and building improvements, shareholder distributions, operating expenses of our business, debt maturities, acquisitions and discretionary capital expenditures such as targeted remerchandising, expansions, redevelopment and development. We generally strive to cover our principal and interest payments, operating expenses, shareholder distributions, and ongoing capital expenditures from cash flow from operations, although from time to time we have borrowed or sold assets to finance a portion of those uses. We believe the combination of cash flow from operations, cash balances, available borrowings under our unsecured revolving line of credit, issuance of long-term debt, property dispositions, and issuance of equity securities will provide adequate capital resources to fund all of our expected uses over at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given.

We believe our current capital structure provides us with the financial flexibility to fund our current capital needs. We intend to continue to enhance our financial and operational flexibility by extending the duration of our debt, laddering our debt maturities, expanding our unencumbered asset base and improving our leverage profile. In addition, we believe we have access to multiple forms of capital which includes unsecured corporate debt, secured mortgage debt, and preferred and common equity.

At December 31, 2019 and 2018, we had $114.6 million and $44.7 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash generally consists of funds held in escrow by lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of December 31, 2019, we had no debt maturing in 2020 and we had $349.8 million available to be drawn on our $350.0 million unsecured revolving credit facility, subject to our compliance with certain covenants.

Our long-term liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land and discretionary capital expenditures. We continually search for investment opportunities that may require additional capital and/or liquidity. We will continue to pursue the strategy of selling non-core properties or land that no longer meet our investment criteria or advance our business strategy. Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of any future sales. We anticipate using net proceeds from the sale of properties or land to reduce outstanding debt and support current and future growth oriented initiatives. To the extent that asset sales are not sufficient to meet our long-term liquidity needs, we expect to meet such needs by raising debt or issuing equity.

We have on file with the SEC an automatic shelf registration statement relating to the offer and sale of an indeterminable amount of debt securities, preferred shares, common shares, depository shares, warrant and rights. From time to time, we may issue securities under this registration statement for working capital and other general corporate purposes.

The following is a summary of our cash flow activities:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash provided by operating activities	$90,593	$106,322	$117,925
Cash provided by (used in) investing activities	95,095	42,262	(16,675)
Cash used in financing activities	(115,858)	(116,753)	(103,085)

Operating Activities

Net cash flow provided by operating activities decreased by $15.7 million in 2019 compared to 2018 primarily due to the following:
•Impact of shopping centers sold in 2018 and 2019; partially offset by
•Higher operating income at existing centers;
•Lower executive management and reorganization costs; and
•Reduction in interest expense.

Investing Activities

Net cash provided by investing activities was $95.1 million in 2019 compared to net cash provided by investing activities of $42.3 million in 2018. The $52.8 million change in net cash provided by investing activities was primarily due to:
•Net proceeds from the sale of real estate, including those completed by our joint ventures, increased $64.4 million; and
•Development and capital improvements decreased $21.3 million; partially offset by
•Acquisitions of real estate increased $27.6 million.

During 2019, we sold two shopping centers and one land parcel for aggregate net proceeds of $67.9 million. In addition, on December 10, 2019, we announced the formation of R2G. We contributed five properties valued at $244.0 million to R2G and received $118.3 million in gross proceeds ($117.3 million net) for the 48.5% stake in R2G that was acquired by GIC. In 2018 we sold six properties and three outparcels with aggregate net proceeds of $116.5 million. Refer to Note 4 of the notes to the consolidated financial statements in this report for additional information related to dispositions.

In 2019 we acquired one property, Lakehills Plaza in Austin, Texas for approximately $33.9 million. In 2018, we acquired the leasehold interest in a ground lease at our existing West Oaks shopping center for approximately $6.4 million.

Our development and capital improvements spend in 2019 decreased by $21.3 million compared to 2018. The decrease was primarily a result of lower discretionary capital expenditures such as targeted remerchandising, outlot and GLA expansion and redevelopments.

Financing Activities

Net cash used in financing activities decreased by $0.9 million compared to 2018 primarily because of:
•Redemption of all of our outstanding junior subordinated notes due 2038 for an aggregate purchase price of $28.6 million; and
•Payment in 2019 of deferred financing costs of $4.0 million related to the amendment and restatement of the credit agreement and a $50 million private placement of senior unsecured notes; partially offset by
•Net repayments in 2018 of $30.0 million on our unsecured revolving line of credit.

On November 6, 2019, the Operating Partnership entered into the credit agreement, which consists of an unsecured revolving credit facility of up to $350.0 million and term loan facilities of $310.0 million. A portion of the proceeds from the credit agreement were used to repay our $75.0 million term loan due 2020 and our $75.0 million term loan due 2021 for an aggregate amount of $150.0 million. Also on November 6, 2019, we repaid $100.0 million which constituted repayment in full of the Operating Partnership's $50.0 million 4.16% senior unsecured notes due 2024 and its $50.0 million 4.30% senior unsecured notes due 2026, each issued pursuant to the note purchase agreement dated September 8, 2014, as amended.

On December 27, 2019, we entered into a note purchase agreement with the institutional investors named therein and closed a private placement of the Operating Partnership’s $50.0 million aggregate principal amount of 4.15% Senior Guaranteed Notes due December 27, 2029 pursuant thereto. Such notes are unsecured and are guaranteed by the Company and certain subsidiaries of the Operating Partnership. A portion of the proceeds were used to repay $25.0 million aggregate principal amount of our 4.13% Series A Notes due 2022 for an aggregate amount of $26.4 million, which included a prepayment penalty of $1.4 million. A portion of the proceeds were also used to repay the 6.50% fixed rate mortgage loan encumbering West Oaks II and Spring Meadows Place, with an aggregate principal balance of $24.9 million.

As of December 31, 2019, $349.8 million was available to be drawn on our $350.0 million unsecured revolving credit facility, subject to our compliance with certain covenants. It is anticipated that additional funds borrowed under our unsecured revolving line of credit will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the unsecured revolving line of credit and other debt, refer to Note 8 of notes to the consolidated financial statements in this report.

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

We paid cash dividends of $0.88 per common share to shareholders in 2019 and 2018.  Additionally, we paid cash dividends of $3.625 per share of our 7.25% Series D Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest to preferred shareholders in 2019 and 2018. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.  Distributions paid by us are generally expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources are used.  Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings.  During 2019, the sum of our principal and interest payments, operating expenses, shareholder distributions and recurring capital expenditures exceeded our cash flow from operations by $16.7 million, and we used other sources of liquidity, including a portion of the proceeds from assets sales, to meet our cash requirements. The $16.7 million shortfall was primarily a result of selling non-core properties and using proceeds to strengthen the balance sheet and fund organic growth opportunities in the Company's core portfolio. At December 31, 2019, the Company's occupancy rate was 94.3%, up 260 basis points from 91.7% at December 31, 2018. We expect these investments to result in a continued increase in our cash flows from operating activities relative to our dividends, and by the end of 2021, we expect our cash flows from operating activities to exceed our dividends based on our current dividend rate.

We had an at-the-market equity program pursuant to which we could sell up to 8.0 million common shares from time to time, in our sole discretion. For the year ended December 31, 2019, we did not issue any common shares through the program. The sale of such common shares issuable pursuant to the program was registered with the SEC on our registration statement on Form S-3, which expired in June 2019.

Debt

At December 31, 2019, we had $932.6 million of debt outstanding consisting of $535.0 million in senior unsecured notes, $310.0 million of unsecured term loan facilities, and $87.6 million of fixed rate mortgage loans encumbering certain properties. We had no outstanding borrowings on our revolving credit facility as of December 31, 2019.

Our $845.0 million of senior unsecured notes and unsecured term loans have interest rates ranging from 2.66% to 4.74% and are due at various maturity dates from June 2021 through December 2029.

Our $87.6 million of fixed rate mortgages have interest rates ranging from 3.76% to 5.80% and are due at various maturity dates from February 2022 through June 2026. The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $151.4 million as of December 31, 2019.

In addition, we had interest rate swap derivative instruments in effect for an aggregate notional amount of $360.0 million converting a portion of our floating rate corporate debt to fixed rate debt, including forward starting swaps totaling $150.0 million. After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at December 31, 2019, we had $100.0 million of variable rate debt outstanding.

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

As of December 31, 2019, our investments in unconsolidated joint ventures were approximately $130.3 million representing our ownership interest in four joint ventures. We accounted for these entities under the equity method. Refer to Note 6 of the notes to the consolidated financial statements in this report for further information regarding our equity investments in unconsolidated joint ventures.

We are engaged by certain of our joint ventures to provide asset management, property management, construction management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received.

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $9.1 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

Contractual Obligations

The following are our contractual cash obligations as of December 31, 2019:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$9,573	$2,326	$4,785	$1,811	$651
Payments due at maturity	923,008	—	216,508	306,500	400,000
Total mortgages and notes payable (1)	932,581	2,326	221,293	308,311	400,651
Interest expense (2)	209,405	36,839	97,671	44,831	30,064
Finance lease (3)	1,300	100	300	200	700
Operating leases	100,592	1,456	4,447	1,974	92,715
Construction commitments	6,494	6,494	—	—	—
Development obligations (4)	2,842	431	611	382	1,418
Total contractual obligations	$1,253,214	$47,646	$324,322	$355,698	$525,548

(1)Excludes $2.0 million of unamortized mortgage debt premium and $3.8 million in deferred financing costs.
(2)Variable rate debt interest is calculated using rates at December 31, 2019.
(3)Includes interest payments associated with the finance lease obligation of $0.4 million.
(4)Includes interest payments associated with the development obligations of $0.6 million.

At December 31, 2019, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

Mortgages and Notes Payable

See the analysis of our debt included in “Liquidity and Capital Resources” above.

Operating and Finance Leases

We have an operating ground lease at Centennial Shops located in Edina, Minnesota. The lease includes rent escalations throughout the lease period and expires in April 2105.

We have an operating lease for our 5,629 square foot corporate office in New York, New York, and an operating lease for our 12,572 square foot office in Southfield, Michigan. These leases are set to expire in January 2024 and December 2024, respectively. Our New York, New York corporate office lease includes an additional five year renewal to extend the lease through January 2029 and our Southfield, Michigan office lease includes two additional five year renewal options to extend the lease through December 2034.

We also have a ground finance lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the land for one dollar.

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2019, we have entered into agreements for construction activities with an aggregate cost of approximately $6.5 million.

Planned Capital Spending

We are focused on enhancing the value of our existing portfolio of shopping centers through successful leasing efforts, including the reconfiguration of anchor-space and small shop lease-up, and the completion of our redevelopment projects currently in process.

For 2020, we anticipate spending between $40.0 million and $50.0 million for capital expenditures, of which $6.5 million is reflected in the construction commitments in the above contractual obligations table. The total anticipated spending relates to leasing costs, building improvements, targeted remerchandising, outlots/expansion, and development/redevelopment. Estimates for future spending will change as new projects are approved.

Capitalization

At December 31, 2019 and 2018, our total market capitalization was $2.2 billion and $2.0 billion, respectively, and is detailed below:

	December 31,
	2019	2018
	(In thousands)
Notes payable, net	$930,808	$963,149
Unamortized premiums and deferred financing costs	1,773	110
Finance lease obligation	926	975
Cash, cash equivalents and restricted cash	(114,552)	(44,722)
Pro-rata share of unconsolidated entities cash, cash equivalents and restricted cash	(1,120)	—
Net debt	$817,835	$919,512

Common shares outstanding	79,850	79,734
OP Units outstanding	1,909	1,909
Restricted share awards (treasury method)	995	763
Total common shares and equivalents	82,754	82,406
Market price per common share	$15.04	$11.95
Equity market capitalization	$1,244,620	$984,752

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849	1,849
Market price per convertible preferred share	$59.86	$49.45
Convertible perpetual preferred shares (at market)	$110,681	$91,433

Total market capitalization	$2,173,136	$1,995,697

Net debt to total market capitalization	37.6%	46.1%

At December 31, 2019, noncontrolling interests represented a 2.3% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash. Assuming the exchange of all OP Units, there would have been approximately 81.8 million of our common shares outstanding at December 31, 2019, with a market value of approximately $1.2 billion.

Non-GAAP Financial Measures

Certain of our key performance indicators are considered non-GAAP financial measures. Management uses these measures along with our GAAP financial statements in order to evaluate our operations results. We believe these additional measures provide additional and useful means to assess our performance. However, these measures do not represent alternatives to GAAP measures as indicators of performance and a comparison of the Company's presentations to similarly titled measures of other REITs may not necessarily be meaningful due to possible differences in definitions and application by such REITs.

Funds From Operations

We consider funds from operations, also known as “FFO,” to be an appropriate supplemental measure of the financial performance of an equity REIT.  The National Association of Real Estate Investment Trusts (“NAREIT”) is an industry body public REITs participate in and provides guidance to its members. Under the NAREIT definition, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable property and impairment provisions on depreciable real estate or on investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, plus depreciation and amortization, (excluding amortization of financing costs). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. We have adopted the NAREIT definition in our computation of FFO.

In addition to FFO, we include Operating FFO as an additional measure of our financial and operating performance. Operating FFO excludes acquisition costs and periodic items such as gains (or losses) from sales of land and impairment provisions on land, bargain purchase gains, severance expense, executive management reorganization costs, net, accelerated amortization of debt premiums, gains or losses on extinguishment of debt, and insured expenses, net and R2G Venture LLC related costs that are not adjusted under the current NAREIT definition of FFO. We provide a reconciliation of FFO to Operating FFO. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

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

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Net income	$93,686	$18,036	$70,719
Net (income) attributable to noncontrolling partner interest	(2,175)	(417)	(1,659)
Preferred share dividends	(6,701)	(6,701)	(6,701)
Net income available to common shareholders	84,810	10,918	62,359
Adjustments:
Rental property depreciation and amortization expense	78,095	86,970	91,097
Pro-rata share of real estate depreciation from unconsolidated joint ventures	459	191	302
Gain on sale of depreciable real estate	(81,485)	(3,699)	(51,977)
Gain on sale of joint venture depreciable real estate	(385)	(307)	—
Provision for impairment on income-producing properties	—	13,434	8,422
Other gain on unconsolidated joint ventures	(237)	(5,208)	—
FFO available to common shareholders	81,257	102,299	110,203
Noncontrolling interest in Operating Partnership (1)	—	417	1,659
Preferred share dividends (assuming conversion) (2)	6,701	6,701	6,701
FFO available to common shareholders and dilutive securities	$87,958	$109,417	$118,563

Gain on sale of land	(371)	(295)	(787)
Provision for impairment on land	—	216	982
Loss on extinguishment of debt	2,571	134	—
Insured expenses, net	2,276	—	—
Accelerated amortization of debt premium	—	—	110
Severance expense (3)	130	1,117	715
Executive management reorganization, net (3)(4)	1,402	9,673	—
R2G Venture LLC related costs (3)(5)	499	—	—
Acquisition costs	—	233	—
Other gain	—	(398)	—
Operating FFO available to common shareholders and dilutive securities	$94,465	$120,097	$119,583

Weighted average common shares	79,802	79,592	79,344
Shares issuable upon conversion of OP Units (1)	—	1,912	1,917
Dilutive effect of restricted stock	939	496	186
Shares issuable upon conversion of preferred shares (2)	6,981	6,858	6,740
Weighted average equivalent shares outstanding, diluted	87,722	88,858	88,187

Diluted earnings per share	$1.04	$0.13	$0.78
Per share adjustments for FFO available to common shareholders and dilutive securities	(0.04)	1.10	0.56
FFO available to common shareholders and dilutive securities per share, diluted	$1.00	$1.23	$1.34

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	0.08	0.12	0.02
Operating FFO available to common shareholders and dilutive securities per share, diluted	$1.08	$1.35	$1.36

(1)The total noncontrolling interest reflects OP Units convertible on a one-for-one basis into common shares. The Company's net income for the year ended December 31, 2019 (largely driven by gain on sale of real estate), resulted in an income allocation to OP Units which drove an OP Unit ratio of $1.14 (based on 1,909 weighted average OP Units outstanding) as of December 31, 2019. In instances when the OP Unit ratio exceeds basic FFO, the OP Units are considered anti-dilutive, and as a result are not included in the calculation of fully diluted FFO and Operating FFO for the year ended December 31, 2019.
(2)7.25% Series D Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest, $0.01 par value per share paid annual dividends of $6.7 million and are currently convertible into approximately 7.0 million common shares. They are dilutive only when earnings or FFO exceed approximately $0.96 per diluted share per year. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on FFO and earnings per share in future periods.
(3)Amounts noted are included in General and administrative expense.
(4)For 2019, largely comprised of severance to a former executive officer and performance award expense related to the Company's former Chief Executive Officer. For 2018, includes severance, accelerated vesting of restricted stock and performance award charges and the benefit from the forfeiture of unvested restricted stock and performance awards associated with our former executives, in addition to recruiting fees, relocation expenses and cash inducement bonuses related to the Company's current executive team.
(5)For 2019, comprised of special incentive expense related to the execution of the R2G Venture LLC joint venture agreement.

NOI, Same Property NOI and NOI from Other Investments

NOI consists of (i) rental income and other property income, before straight-line rental income, amortization of lease inducements, amortization of acquired above and below market lease intangibles and lease termination fees less (ii) real estate taxes and all recoverable and non-recoverable operating expenses other than straight-line ground rent expense, in each case, including our share of these items from our R2G Venture LLC unconsolidated joint venture.

NOI, Same Property NOI and NOI from Other Investments are supplemental non-GAAP financial measures of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable operating properties for the reporting period. Same Property NOI for the three and twelve months ended December 31, 2019 and 2018 represents NOI from the Company's same property portfolio consisting of 41 consolidated operating properties acquired or placed in service and stabilized prior to January 1, 2018 and five previously consolidated properties contributed to the newly formed joint venture, R2G Venture LLC, in December 2019. Same property NOI from these five properties includes 51.5% of their NOI as a consolidated property for the period January 1, 2018 through December 9, 2019 and 51.5% of their NOI as an unconsolidated property accounted for under the equity method for the period December 10, 2019 through December 31, 2019. Same Property NOI excludes properties under redevelopment or where activities have started in preparation for redevelopment. A property is designated as a redevelopment when planned improvements significantly impact the property. NOI from Other Investments for the three and twelve months ended December 31, 2019 and 2018 represents NOI primarily from (i) properties disposed of and acquired during 2018 and 2019, (ii) 48.5% of the NOI prior to December 10, 2019 from the five previously consolidated properties contributed to the R2G Venture LLC unconsolidated joint venture, (iii) Webster Place and Rivertowne Square where the Company has begun activities in anticipation of future redevelopment, (iv) certain property related employee compensation, benefits, and travel expense and (v) non-comparable operating income and expense adjustments.

Same Property NOI and NOI from Other Investments should not be considered alternatives to net income in accordance with GAAP or as measures of liquidity. Our method of calculating these measures may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The following is a summary of our owned properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended December 31,		Twelve Months Ended December 31,
Property Designation	2019	2018	2019	2018
Same-property	46	46	46	46
Acquisitions (1)	1	—	1	—
Redevelopment (2)	2	2	2	2
Total properties	49	48	49	48

(1)Includes the following property for the three and twelve months ended December 31, 2019: Lakehills Plaza.
(2)Includes the following properties for the three months and twelve months ended December 31, 2019 and 2018: Rivertowne Square and Webster Place. The entire property indicated for each period is completely excluded from the Same Property NOI.

The following is a reconciliation of our Operating Income to Same Property NOI at Pro-Rata:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Net income (loss) available to common shareholders	$71,055	$(5,769)	$84,810	$10,918
Preferred share dividends	1,675	1,675	6,701	6,701
Net income (loss) attributable to noncontrolling partner interest	1,727	(97)	2,175	417
Income tax provision	97	51	179	198
Interest expense	9,707	11,085	40,057	43,439
Costs associated with early extinguishment of debt	1,949	134	2,571	134
Earnings from unconsolidated joint ventures	(128)	(19)	(581)	(589)
Gain on sale of real estate	(75,783)	(3,813)	(81,856)	(3,994)
Gain on remeasurement of unconsolidated joint venture	—	—	(237)	(5,208)
Insured expenses, net	2,276	—	2,276	—
Other (income) expense, net	(24)	189	203	244
Management and other fee income	(52)	(32)	(230)	(254)
Depreciation and amortization	18,782	21,608	78,647	87,327
Acquisition costs	—	—	—	233
General and administrative expenses	8,789	5,851	27,634	31,383
Provision for impairment	—	13,434	—	13,650
Pro-rata share of NOI from unconsolidated joint venture (1)	521	—	521	—
Lease termination fees	(409)	(53)	(743)	(161)
Amortization of lease inducements	160	43	519	173
Amortization of acquired above and below market lease intangibles, net	(1,218)	(1,147)	(6,762)	(9,880)
Straight-line ground rent expense	76	76	306	306
Straight-line rental income	(459)	(602)	(2,408)	(2,892)
NOI at Pro-Rata (2)	38,741	42,614	153,782	172,145
NOI from Other Investments	(1,049)	(6,338)	(5,284)	(29,505)
Same Property NOI at Pro-Rata (3)	$37,692	$36,276	$148,498	$142,640

(1) Represents 51.5% of the NOI from the five properties contributed to R2G Venture LLC after December 9, 2019.
(2) Includes 100.0% of the NOI from the five properties contributed to R2G Venture LLC prior to December 10, 2019 and 51.5% of the NOI from the same five properties after December 9, 2019.
(3) Includes 51.5% of the NOI from the five properties contributed to R2G Venture LLC for all periods presented.

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

Recent Accounting Pronouncements

Refer to Note 2 of the notes to the consolidated financial statements in this report for a discussion of Recent Accounting Pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at December 31, 2019, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $1.0 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $31.6 million at December 31, 2019.

We had interest rate swap agreements with an aggregate notional amount of $360.0 million as of December 31, 2019. The agreements provided for fixed rates ranging from 1.31% to 2.15% and had expirations ranging from 2020 to 2027.  The following table sets forth information as of December 31, 2019 concerning our long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates of maturing amounts and fair market value. Net debt premium and unamortized deferred financing costs of approximately $1.8 million are excluded:

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Market Value
(dollars in thousands)
Fixed-rate debt	$2,326	$39,508	$52,397	$129,388	$75,879	$533,083	$832,581	$848,170
Weighted average interest rate	5.3%	3.8%	5.7%	3.5%	4.5%	3.9%	4.0%	3.6%
Variable-rate debt	$—	$—	$—	$—	$50,000	$50,000	$100,000	$100,000
Weighted average interest rate	—%	—%	—%	—%	2.9%	3.3%	3.1%	3.1%

We estimated the fair market value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at December 31, 2019 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act, such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the design control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an assessment as of December 31, 2019 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Statement of Our Management

Our management has issued a report on its assessment of the Company’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.

Statement of Our Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm that audited the financial statements in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which appears on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.9 Amendment No. 1 to the Amended and Restated Bylaws of the Company, effective February 13, 2020, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 20, 2020.
4.1* Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act, as amended.
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
10.4* Summary of Trustee Compensation Program.**
10.5 Ramco-Gershenson Properties Trust 2012 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 12, 2012.**

10.6 Change in Control Policy, dated May 14, 2013, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 16, 2013.
10.7 2019 Executive Incentive Plan, dated April 29, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 30, 2019.**
10.8 $110 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 2, 2013.
10.9 $100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated May 28, 2014, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014.
10.10 $100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated September 30, 2015, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015.
10.11 $75 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated August 19, 2016, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 7, 2016.
10.12 $75 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated December 21, 2017 incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 27, 2017.
10.13 Employment Agreement, dated April 4, 2018 between the Company and Brian Harper, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 12, 2018.**
10.14 Ramco-Gershenson Properties Trust Inducement Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 12, 2018.**
10.15 Employment Agreement, dated June 2, 2018 between the Company and Michael Fitzmaurice, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 15, 2018.**
10.16 Agreement Regarding Severance, dated April 27, 2018 between the Company and Catherine Clark, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018.**
10.17 RPT Realty 2019 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 30, 2019.**
10.18 Employment Offer, dated June 25, 2018, between the Company and Timothy Collier, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019.**
10.19 Transition Agreement, dated June 26, 2019 between the Company and Catherine Clark, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019.**
10.20 Employment Offer with Raymond Merk, dated July 9, 2019, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019.**
10.21 Fifth Amended and Restated Credit Agreement dated November 6, 2019 among RPT Realty, L.P., as Borrower, KeyBank National Association, as Administrative Agent, KeyBanc Capital Markets Inc., BMO Capital Markets, and Capital One, National Association, as Joint-Lead Arrangers, BMO Capital Markets, N.A., and Capital One, National Association, as Syndication Agents, certain lenders from time to time parties thereto, as Lenders, and RPT Realty and certain subsidiaries of RPT Realty, L.P., as a Guarantors, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 8, 2019.
21.1* Subsidiaries.
23.1* Consent of Grant Thornton LLP.
31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(furnished herewith)
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101.SCH* Inline XBRL Taxonomy Extension Schema Document.
101.CAL* Inline XBRL Extension Calculation Linkbase Document
101.DEF* Inline XBRL Extension Definition Linkbase Document.
101.LAB* Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE * Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*  Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
* Filed herewith
** Management contract or compensatory plan or arrangement
15(b)  The exhibits listed at Item 15(a)(3) that are noted ‘filed herewith’ are hereby filed with this report.
15(c) The financial statement schedules listed at Item 15(a)(2) are hereby filed with this report.

Item 16. Form 10-K Summary.

Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPT Realty

Dated:	February 20, 2020	By: /s/ BRIAN L. HARPER
Brian L. Harper
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated:	February 20, 2020	By: /s/ RICHARD L. FEDERICO
Richard L. Federico
Trustee

Dated:	February 20, 2020	By: /s/ ARTHUR H. GOLDBERG
Arthur H. Goldberg
Trustee

Dated:	February 20, 2020	By: /s/ BRIAN L. HARPER
Brian L. Harper
Trustee, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 20, 2020	By: /s/ JOANNA T. LAU
Joanna T. Lau
Trustee

Dated:	February 20, 2020	By: /s/ DAVID J. NETTINA
David J. Nettina
Trustee

Dated:	February 20, 2020	By: /s/ LAURIE M. SHAHON
Laurie M. Shahon
Trustee

Dated:	February 20, 2020	By: /s/ ANDREA M. WEISS
Andrea M. Weiss
Trustee

Dated:	February 20, 2020	By: /s/ MICHAEL P. FITZMAURICE
Michael P. Fitzmaurice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	February 20, 2020	By: /s/ RAYMOND J. MERK
Raymond J. Merk
Senior Vice President and Chief Accounting Officer
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

Our management conducted an assessment of our internal controls over financial reporting as of December 31, 2019 using the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our internal control over financial reporting.  Their report appears on page F-3 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
RPT Realty

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of RPT Realty (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 20, 2020, expressed an unqualified opinion on those financial statements.

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

Chicago, Illinois
February 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
RPT Realty

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of RPT Realty (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 20, 2020 expressed an unqualified opinion.

Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of income producing properties
As described in Note 1 to the consolidated financial statements, the Company reviews its income producing properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable. These changes in circumstances include, but are not limited to, changes in occupancy, rental rates, tenant sales, net operating income, real estate values, and expected holding periods.

The principal consideration for our determination that the evaluation of impairment of income producing properties is a critical audit matter is that it involves a high degree of subjectivity in evaluating management's judgments regarding impairment indicators. Based on the subjectivity in identifying events and changes in circumstances indicating that the carrying amounts of properties may not be recoverable, the related audit procedures involve a high degree of auditor judgment.

Our audit procedures related to the evaluation of impairment of income producing properties included the following, among others. We tested the design and operating effectiveness of management’s internal controls over the identification of potential impairments of income producing properties, such as controls over the Company’s quarterly analysis of occupancy and financial and operating performance trends, as well management review controls to identify potential events which could indicate impairment. We examined the Company’s evaluation of impairment indicators and evaluated whether all properties were included in the analysis and whether the information regarding financial and operating performance included in the analyses was complete and accurate. Additionally, we evaluated management’s process for identifying impairment indicators to determine if the events and changes in circumstances that management deems representative of impairment indicators were reasonable and appropriate in the context of the applicable authoritative guidance for long-lived asset impairment, industry practice for similar entities, and relevant metrics of financial and operating performance of an income producing shopping center. Finally, we evaluated the more subjective components of the impairment indicator analyses, such as holding periods and re-leasing absorption periods, in comparison with historical transactions and performance. Our evaluation also considered whether such components were consistent with evidence obtained in other areas of the audit.

Joint venture equity method investment
As described in Note 6 to the consolidated financial statements, in December 2019, the Company entered into a joint venture agreement, R2G Venture LLC (“R2G”), which owns and operates five shopping centers, with an unrelated third party whereby the Company owns 51.5% of the equity in the joint venture. The Company is responsible for the day-to-day management of the properties as well as sourcing future acquisitions for the joint venture, and the Company receives property management, construction management and leasing fees from R2G as consideration for these management services. The Company and the joint venture partner have joint approval rights for major decisions, including those regarding property operations, and the Company cannot make significant decisions without the joint venture partner’s approval. Accordingly, the Company accounts for its interest in R2G using the equity method. We identified the investment in R2G as a critical audit matter.

The principal consideration for our determination that the investment in R2G is a critical audit matter is that it involves a high degree of subjectivity in evaluating management's conclusions that the Company does not have a controlling financial interest, as defined in ASC Topic 810 Consolidation, in R2G, and thus does not consolidate R2G in its consolidated financial statements.

Our audit procedures related to the evaluation of the R2G joint venture equity method investment included the following, among others. We tested the design and operating effectiveness of management’s internal controls over the accounting for investments in affiliates, including controls over the evaluation and application of the appropriate accounting principles. We examined the joint venture operating agreements and evaluated the relevant provisions to assess the appropriateness of the Company’s conclusion that the Company and the unrelated third party exercise joint control of R2G through their equity investments, and that both parties have substantive participating rights in significant financial and operating decisions of R2G that are made in the ordinary course of business. We assessed management’s conclusions regarding which significant financial and operating decisions made in the ordinary course of business are important in determining that R2G is jointly controlled by the Company and the unrelated third party.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2005.

Chicago, Illinois
February 20, 2020

RPT REALTY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2019	2018
ASSETS
Income producing properties, at cost:
Land	$331,265	$373,490
Buildings and improvements	1,486,838	1,652,283
Less accumulated depreciation and amortization	(352,006)	(358,195)
Income producing properties, net	1,466,097	1,667,578
Construction in progress and land available for development	42,279	53,222
Net real estate	1,508,376	1,720,800
Equity investments in unconsolidated joint ventures	130,321	1,572
Cash and cash equivalents	110,259	41,064
Restricted cash	4,293	3,658
Accounts receivable, net	24,974	23,802
Acquired lease intangibles, net	34,278	44,432
Operating lease right-of-use assets	19,222	—
Other assets, net	86,836	93,112
TOTAL ASSETS	$1,918,559	$1,928,440

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$930,808	$963,149
Finance lease obligation	926	975
Accounts payable and accrued expenses	55,360	56,355
Distributions payable	19,792	19,728
Acquired lease intangibles, net	38,898	48,647
Operating lease liabilities	18,181	—
Other liabilities	6,339	8,043
TOTAL LIABILITIES	1,070,304	1,096,897

Commitments and Contingencies

RPT Realty ("RPT") Shareholders' Equity:
Preferred shares, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of December 31, 2019 and 2018, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 120,000 shares authorized, 79,850 and 79,734 shares issued and outstanding as of December 31, 2019 and 2018, respectively	798	797
Additional paid-in capital	1,169,557	1,164,848
Accumulated distributions in excess of net income	(436,361)	(450,130)
Accumulated other comprehensive income	1,819	4,020
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	828,240	811,962
Noncontrolling interest	20,015	19,581
TOTAL SHAREHOLDERS' EQUITY	848,255	831,543
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,918,559	$1,928,440
The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
REVENUE
Rental income	$229,588	$256,531	$260,324
Other property income	4,270	3,837	4,303
Management and other fee income	230	254	455
TOTAL REVENUE	234,088	260,622	265,082

EXPENSES
Real estate taxes	35,961	42,306	42,683
Recoverable operating expense	25,256	26,177	27,653
Other non-recoverable operating expense	10,292	7,286	8,044
Depreciation and amortization	78,647	87,327	91,335
Acquisitions costs	—	233	—
General and administrative expense	27,634	31,383	22,564
Provision for impairment	—	13,650	9,404
Insured expenses, net	2,276	—	—
TOTAL EXPENSES	180,066	208,362	201,683

OPERATING INCOME	54,022	52,260	63,399

OTHER INCOME AND EXPENSES
Other expense, net	(203)	(244)	(708)
Gain on sale of real estate	81,856	3,994	52,764
Earnings from unconsolidated joint ventures	581	589	273
Interest expense	(40,057)	(43,439)	(44,866)
Other gain on unconsolidated joint ventures	237	5,208	—
Loss on extinguishment of debt	(2,571)	(134)	—
NET INCOME BEFORE TAX	93,865	18,234	70,862
Income tax provision	(179)	(198)	(143)
NET INCOME	93,686	18,036	70,719
Net (income) attributable to noncontrolling interest	(2,175)	(417)	(1,659)
NET INCOME ATTRIBUTABLE TO RPT	91,511	17,619	69,060
Preferred share dividends	(6,701)	(6,701)	(6,701)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$84,810	$10,918	$62,359

EARNINGS PER COMMON SHARE
Basic	$1.06	$0.13	$0.78
Diluted	$1.04	$0.13	$0.78

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,802	79,592	79,344
Diluted	87,722	80,088	79,530

OTHER COMPREHENSIVE INCOME
Net income	$93,686	$18,036	$70,719
Other comprehensive income:
Change in fair value of interest rate swaps	(2,253)	1,190	2,082
Comprehensive income	91,433	19,226	72,801
Comprehensive income attributable to noncontrolling interest	(2,123)	(445)	(1,708)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$89,310	$18,781	$71,093

The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2016	$92,427	$793	$1,158,430	$(384,934)	$985	$20,897	$888,598
Adoption of ASU 2017-12	—	—	—	221	(160)	(61)	—
Issuance of common shares, net of costs	—	—	(24)	—	—	—	(24)
Redemption of OP Unit holders	—	—	—	(1)	—	(10)	(11)
Share-based compensation, net of shares withheld for employee taxes	—	1	2,456	—	—	—	2,457
Dividends declared to common shareholders	—	—	—	(69,845)	—	—	(69,845)
Dividends declared to preferred shareholders	—	—	—	(6,701)	—	—	(6,701)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,687)	(1,687)
Dividends declared to deferred shares	—	—	—	(419)	—	—	(419)
Other comprehensive income adjustment	—	—	—	—	2,033	49	2,082
Net income	—	—	—	69,060	—	1,659	70,719
Balance, December 31, 2017	92,427	794	1,160,862	(392,619)	2,858	20,847	885,169
Adoption of ASU 2017-05	—	—	—	2,109	—	51	2,160
Issuance of common shares, net of costs	—	—	(39)	—	—	—	(39)
Redemption of OP Unit holders	—	—	—	(18)	—	(79)	(97)
Share-based compensation, net of shares withheld for employee taxes	—	3	4,025	—	—	—	4,028
Dividends declared to common shareholders	—	—	—	(70,060)	—	—	(70,060)
Dividends declared to preferred shareholders	—	—	—	(6,701)	—	—	(6,701)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,683)	(1,683)
Dividends declared to deferred shares	—	—	—	(460)	—	—	(460)
Other comprehensive income adjustment	—	—	—	—	1,162	28	1,190
Net income	—	—	—	17,619	—	417	18,036
Balance, December 31, 2018	92,427	797	1,164,848	(450,130)	4,020	19,581	831,543
Adoption of ASU 2016-02	—	—	—	(325)	—	(8)	(333)
Issuance of common shares, net of costs	—	—	(96)	—	—	—	(96)
Share-based compensation, net of shares withheld for employee taxes	—	1	4,805	—	—	—	4,806
Dividends declared to common shareholders	—	—	—	(70,237)	—	—	(70,237)
Dividends declared to preferred shareholders	—	—	—	(6,701)	—	—	(6,701)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,681)	(1,681)
Dividends declared to deferred shares	—	—	—	(479)	—	—	(479)
Other comprehensive income adjustment	—	—	—	—	(2,201)	(52)	(2,253)
Net income	—	—	—	91,511	—	2,175	93,686
Balance, December 31, 2019	$92,427	$798	$1,169,557	$(436,361)	$1,819	$20,015	$848,255

The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$93,686	$18,036	$70,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,647	87,327	91,335
Amortization of deferred financing fees	1,419	1,503	1,418
Income tax provision	179	198	143
Earnings from unconsolidated joint ventures	(581)	(589)	(273)
Distributions received from operations of unconsolidated joint ventures	231	546	738
Provision for impairment	—	13,650	9,404
Loss on extinguishment of debt	2,571	134	—
Other gain on unconsolidated joint ventures	(237)	(5,208)	—
Gain on sale of real estate	(81,856)	(3,994)	(52,764)
Insured expenses, net	2,276	—	—
Amortization of acquired above and below market lease intangibles, net	(6,762)	(9,880)	(4,397)
Amortization of premium on mortgages and notes payable, net	(953)	(1,019)	(1,153)
Service-based restricted share expense	3,493	4,673	2,710
Long-term incentive cash and equity compensation expense	3,045	2,003	1,695
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(637)	2,390	(1,974)
Other assets, net	(1,756)	(2,979)	(2,183)
Accounts payable and other liabilities	(2,172)	(469)	2,507
Net cash provided by operating activities	90,593	106,322	117,925

INVESTING ACTIVITIES
Acquisitions of real estate	(33,922)	(6,365)	(169,882)
Development and capital improvements	(55,842)	(77,173)	(63,256)
Capital improvements covered by insurance	(759)	—	—
Net proceeds from sales of real estate	185,221	116,492	216,463
Insurance proceeds from insured expenses	3,150	—	—
Distributions from sale of joint venture property	1,985	6,308	—
(Investment in) proceeds from equity interests in unconsolidated joint ventures	(4,738)	3,000	—
Net cash provided by (used in) investing activities	95,095	42,262	(16,675)

FINANCING ACTIVITIES
Proceeds on notes payable	300,000	—	75,000
Repayment of mortgages and notes payable	(330,678)	(5,810)	(39,775)
Proceeds on revolving credit facility	19,400	90,000	258,000
Repayments on revolving credit facility	(19,400)	(120,000)	(314,000)
Payment of debt extinguishment costs	(1,401)	(134)	—
Payment of deferred financing costs	(3,992)	—	(3,120)
Proceeds from issuance of common shares, net of costs	(96)	(39)	(24)
Repayment of finance lease obligation	(49)	(47)	(44)
Redemption of operating partnership units for cash	—	(97)	(11)
Shares used for employee taxes upon vesting of awards	(608)	(1,784)	(498)
Dividends paid to preferred shareholders	(6,701)	(6,701)	(6,701)
Dividends paid to common shareholders	(70,652)	(70,458)	(70,225)
Distributions paid to operating partnership unit holders	(1,681)	(1,683)	(1,687)
Net cash used in financing activities	(115,858)	(116,753)	(103,085)

Net change in cash, cash equivalents and restricted cash	69,830	31,831	(1,835)
Cash, cash equivalents and restricted cash at beginning of period	44,722	12,891	14,726
Cash, cash equivalents and restricted cash at end of period	$114,552	$44,722	$12,891
The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Equity investment in unconsolidated joint venture	$—	$—	$3,000
Deferred gain on real estate sold to unconsolidated joint venture	—	2,160	(2,167)
Contribution of real estate exchanged for an equity investment in unconsolidated joint venture	125,660	—	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $134, $782 and $345, respectively)	$40,800	$43,943	$43,744
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	2,191	—	—

	As of December 31,
	2019	2018	2017
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$110,259	$41,064	$8,081
Restricted cash and escrows	4,293	3,658	4,810
	$114,552	$44,722	$12,891

The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

1. Organization and Summary of Significant Accounting Policies

RPT Realty, together with our subsidiaries (the “Company” or “RPT”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of open-air shopping destinations principally located in the top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. As of December 31, 2019, the Company's portfolio consisted of 49 shopping centers (including five shopping center owned through a joint venture) representing 11.9 million square feet of gross leaseable area (“GLA”). We also have ownership interests of 7%, 20%, 30%, and 51.5%, respectively, in four joint ventures, one of which owns five shopping centers and three of which have no significant activity. Our joint ventures are reported using equity method accounting.  We earn fees from certain joint ventures for managing, construction management, leasing and redeveloping the shopping centers they own.  We also own interests in several land parcels that are available for development. Most of our properties are anchored by supermarkets and/or national chain stores. The Company's credit risk, therefore, is concentrated in the retail industry. As of December 31, 2019, our wholly-owned properties located in Florida and Michigan each accounted for approximately 19.5% and 20.2%, respectively, of our annualized base rent.

We made an election to qualify as a REIT for federal income tax purposes.  Accordingly, we generally will not be subject to federal income tax, provided that we annually distribute at least 90% of our taxable income to our shareholders and meet other conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of us and our majority owned subsidiary, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership” which was 97.7% owned by us at December 31, 2019, 2018 and 2017), and all wholly-owned subsidiaries, including entities in which we have a controlling interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”).  The presentation of consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.  Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss).  All intercompany transactions and balances are eliminated in consolidation.

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

Reclassifications

Certain amounts in the prior period have been reclassified in order to conform with the current period’s presentation. The Company reclassified $2.5 million and $3.4 million of expense associated with property-related employee compensation and benefits from general and administrative expense to non-recoverable operating expense for the years ended December 31, 2018 and 2017, respectively.

Revenue Recognition and Accounts Receivable

Our shopping center space is generally leased to retail tenants under leases that are classified as operating leases. We recognize minimum rents using the straight-line method over the terms of the leases commencing when the tenant takes possession of the space or when construction of landlord funded improvements is substantially complete. Certain of the leases also provide for contingent percentage rental income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses (“recovery income”). The majority of our Recovery Income is estimated and recognized as revenue in the period the recoverable costs are incurred or accrued.  Revenues from management, leasing, and other fees are recognized in the period in which the services have been provided and the earnings process is complete. Lease termination income is recognized when a lease termination agreement is executed by the parties and the tenant vacates the space.  When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

Current accounts receivable from tenants primarily relate to contractual minimum rent, percentage rent and recovery income.

In accordance with ASC 842, income for operating leases is recognized on a straight-line basis over the expected term of the lease for all leases for which collectibility is considered probable at the commencement date. We monitor the collectability of our accounts receivable from specific tenants on an ongoing basis, analyze historical experience, customer creditworthiness, current economic trends and changes in tenant payment terms when evaluating the likelihood of tenant payment.  For operating leases in which collectibility of rental income is not considered probable, rental income is recognized on a cash basis and allowances are taken for those balances that we have reason to believe may be uncollectible in the period it is determined not to be probable of collection.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated rental income not probable of collection.  However, if we experience estimates in excess of the allowance we have established, our operating income would be reduced.  At December 31, 2019 and 2018, our accounts receivable were $25.0 million and $23.8 million, respectively, net of allowances for doubtful accounts of $1.0 million and $0.9 million, respectively.

In addition, many of our leases contain non-contingent rent escalations for which we recognize income on a straight-line basis over the non-cancelable lease term.  This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the “Other assets, net” line item in our consolidated balance sheets.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.  The balance of straight-line rent receivable at December 31, 2019 and 2018, net of allowances of $1.8 million and $2.3 million, respectively, was $19.6 million and $21.2 million, respectively.  To the extent any of the tenants under these leases become unable to pay its contractual cash rents, we may be required to write down the straight-line rent receivable from that tenant, which would reduce our operating income.

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

In 2019, we recorded no impairment provision related to developable land or shopping centers classified as income producing.
Investments in Real Estate Joint Ventures

We have four equity investments in unconsolidated joint venture entities in which we own 51.5% or less of the total ownership interest, one of which owns five shopping centers and three of which have no significant activity.  Under all of our joint ventures, because we can influence but not make significant decisions without our partners' approval, these investments are accounted for under the equity method of accounting. We provide leasing, construction, development, asset and property management services to these joint ventures for which we are paid fees.

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

There were no impairment provisions on our equity investments in joint ventures recorded in 2019, 2018 or 2017.

Deferred Financing Costs

Debt issuance costs related to a recognized debt liability is presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Unamortized debt issuance costs of $3.8 million and $3.1 million are included in Notes payable, net as of December 31, 2019 and 2018, respectively.

Debt issuance costs associated with a line of credit arrangement is classified as an asset and subsequently amortized ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Unamortized debt issuance costs related to our unsecured revolving credit facility of $2.7 million and $2.0 million are included in Other assets, net as of December 31, 2019 and 2018, respectively.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”).  As of December 31, 2019, we had $111.4 million in excess of the FDIC insured limit.

Recognition of Share-based Compensation Expense

We grant share-based compensation awards to employees and trustees in the form of restricted common shares and cash and equity settled awards, and in the past we have granted stock options to employees and trustees.  Our share-based award costs are equal to each grant date fair value and are recognized over the service periods of the awards using the graded vesting method.  We recognize forfeitures related to stock awards and stock options as they occur. See Note 15 of these notes to the consolidated financial statements for further information regarding our share based compensation.

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

Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries, (“TRSs”) which are subject to federal and state income taxes.  During the years ended December 31, 2019, 2018, and 2017, we sold various properties and land parcels at a gain, resulting in both a federal and state tax liability.  See Note 16 of the notes to the consolidated financial statements in this report for further information regarding income taxes.

Variable Interest Entities (“VIE”)

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

In February 2016, the FASB issued ASC Topic 842 “Leases” (“ASU 2016-02”). ASU 2016-02 requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not incremental direct leasing costs. In addition, the following ASUs were subsequently issued related to ASC Topic 842, all of which were effective with ASU 2016-02:

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

For leases where the Company is a lessee, primarily the Company’s ground lease and administrative office leases, the Company recorded an operating lease liability of $16.6 million and a operating lease right-of-use asset of $18.0 million upon adoption, which were initially measured at the present value of future lease payments with consideration given to the probability of lease option exercise to determine the initial term. The right-of-use asset was recorded net of our existing straight-line rent liability and ground lease intangible asset. The present value of future lease payments was discounted using our incremental borrowing rate on a collateralized basis over a similar term in a similar environment. For leases with a term of 12 months or less, the Company has made a policy election to not recognize lease liabilities and lease assets. For our existing ground and office operating leases, we have continued to recognize straight-line rent expense within non-recoverable operating expenses and general and administrative expenses, respectively, within our condensed consolidated statement of operations and comprehensive income.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which amends ASC 820, Fair Value Measurement. ASU 2018-13 modified the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. This standard is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company has adopted this new guidance effective on January 1, 2020, which did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. The Company has adopted this new guidance effective on January 1, 2020, which did not have a material impact on our consolidated financial statements.

In June 2016, the FASB updated Accounting Standards Codification (“ASC”) Topic 326 “Financial Instruments - Credit Losses” with ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within that fiscal year. In addition, in November 2018 the FASB issued ASU 2018-19, which clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The Company has adopted this new guidance effective on January 1, 2020, which did not have a material impact on our consolidated financial statements.

3. Real Estate

Included in our net real estate are income producing shopping center properties that are recorded at cost less accumulated depreciation and amortization, construction in process and land available for development.

Following is the detail of the construction in progress and land available for development as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(In thousands)
Construction in progress	$13,777	$23,747
Land available for development	28,502	29,475
Total	$42,279	$53,222

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

4. Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisitions during 2019 and 2018:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Assumed Debt
		(In thousands)			(In thousands)
2019
Lakehills Plaza	Austin, TX	76	N/A	12/06/19	$33,922	$—
Total acquisitions		76	—		$33,922	$—

2018
Leasehold Interest (West Oaks)	Novi, MI	60	N/A	01/15/18	$6,365	$—
Total acquisitions		60	—		$6,365	$—

The total aggregate fair value of the acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for business combinations.  At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

	December 31,
	2019	2018
	(In thousands)
Land	$17,987	$—
Buildings and improvements	12,828	6,427
Above market leases	223	237
Lease origination costs	3,235	633
Other liabilities	—	(353)
Below market leases	(351)	(579)
Net assets acquired	$33,922	$6,365

Total revenue and net income for the 2019 acquisition included in our consolidated statement of operations for the year ended December 31, 2019 were $0.2 million and $0.0 million, respectively.

Unaudited Proforma Information

If the 2019 and 2018 acquisitions had occurred on January 1, 2018, our consolidated revenues and net income for the years ended December 31, 2019 and 2018 would have been as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Consolidated revenue	$236,533	$263,254
Consolidated net income available to common shareholders	$85,377	$11,529

Dispositions

The following table provides a summary of our disposition activity during 2019 and 2018:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain (loss) on Sale
		(In thousands)			(In thousands)
2019
East Town Plaza	Madison, WI	217	N/A	02/20/19	$13,500	$1,169
The Shoppes at Fox River	Waukesha, WI	332	N/A	03/06/19	55,000	4,533
R2G Venture LLC - 5 Income Producing Properties (1)	FL, MI & MO	777	N/A	12/10/19	244,000	75,783
Total income producing dispositions		1,326	—		$312,500	$81,485

Hartland - Outparcel	Hartland, MI	N/A	1.1	06/28/19	$875	$371
Total outparcel dispositions		—	1.1		$875	$371

Total dispositions		1,326	1.1		$313,375	$81,856

2018
Harvest Junction North	Longmont, CO	191	N/A	12/28/18	$33,629	$—
Harvest Junction South	Longmont, CO	177	N/A	12/28/18	26,097	58
Jackson West	Jackson, MI	210	N/A	12/20/18	12,750	3,641
Crossroads Centre	Rossford, OH	344	N/A	12/14/18	19,931	—
Rossford Pointe	Rossford, OH	47	N/A	12/14/18	4,169	—
Jackson Crossing	Jackson, MI	420	N/A	11/14/18	25,000	—
Total income producing dispositions		1,389	—		$121,576	$3,699

Harvest Junction North - Outparcel	Longmont, CO	N/A	3.2	12/28/18	$1,424	$114
Peachtree Hills - Outparcel	Duluth, GA	N/A	1.7	05/25/18	650	—
Theatre Parcel - Hartland Town Square	Hartland, MI	N/A	7.5	04/02/18	1,450	181
Total outparcel dispositions		—	12.4		$3,524	$295

Total dispositions		1,389	12.4		$125,100	$3,994

(1) We contributed five previously wholly-owned properties to the newly formed joint venture, R2G Venture LLC. Refer to Note 6 of these notes to the consolidated financial statements for additional information.
5. Impairment Provisions

We established provisions for impairment for the following consolidated assets:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Land available for development	$—	$216	$982
Income producing properties marketed for sale	—	13,434	8,422
Total	$—	$13,650	$9,404

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

During 2017, the Company's decision to market for potential sale certain wholly-owned income producing properties resulted in an impairment provision of $8.4 million. The adjustment was triggered by changes in the associated market prices and expected hold period assumptions related to these shopping centers. During 2017, changes in the expected use and changes in associated sales price assumptions related to land held for development resulted in an impairment provision of $1.0 million.

6. Equity Investments in Unconsolidated Joint Ventures

As of December 31, 2019, we had three joint venture agreements: 1) Ramco/Lion Venture LP; 2) Ramco 450 Venture LLC; and 3) Ramco HHF NP LLC, whereby we own 30%, 20%, and 7%, respectively, of the equity in each joint venture.  As of December 31, 2019, these joint ventures do not own any income producing properties. We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method.

On December 10, 2019, we entered into a fourth joint venture agreement, R2G Venture LLC (“R2G”), with an affiliate of GIC Private Limited (“GIC”) whereby we own 51.5% of the equity in the joint venture. The Company contributed five properties valued at $244.0 million to R2G, and received $118.3 million in gross proceeds for the 48.5% stake in R2G that was acquired by GIC. Additionally, GIC has committed up to $200.0 million of additional capital to R2G over the next three years to fund its 48.5% share of up to an aggregate of $412.4 million of potential future acquisitions by R2G of grocery-anchored shopping centers in target markets in the U.S. The Company receives property management, construction management and leasing fees from R2G. The Company is also responsible for the day-to-day management of the properties as well as sourcing future acquisitions for R2G. Both GIC and RPT will have consent rights for all future acquisitions, and GIC has approval rights in connection with annual budgets and other specified major decisions. During the investment period for R2G, RPT has agreed to present all opportunities above a specified size threshold to acquire grocery-anchored shopping centers in attractive-high growth markets in the United States to R2G and not to acquire, invest in or source any such opportunities that have not previously been presented to R2G and declined by GIC. Unless specified events occur, neither the Company nor GIC will have the right to force a sale of R2G or its assets within the first five years following its formation. Thereafter, both the Company and GIC will have forced sale rights, subject to a right to participate in the purchase for the other member

Combined financial information of our unconsolidated joint ventures is summarized as follows:

	December 31,
Balance Sheets	2019	2018
	(In thousands)
ASSETS
Investment in real estate, net	$233,531	$22,591
Other assets	27,463	2,099
Total Assets	$260,994	$24,690
LIABILITIES AND OWNERS' EQUITY
Other liabilities	$15,943	$525
Owners' equity	245,051	24,165
Total Liabilities and Owners' Equity	$260,994	$24,690

RPT's equity investments in unconsolidated joint ventures	$130,321	$1,572

	Year Ended December 31,
Statements of Operations	2019	2018	2017
	(In thousands)
Total revenue	$3,146	$3,868	$4,620
Total expenses	(2,238)	(2,671)	(3,067)
Income before other income and expense	908	1,197	1,553
Gain on sale of real estate	5,494	1,024	—
Net income	$6,402	$2,221	$1,553

RPT's share of earnings from unconsolidated joint ventures	$581	$589	$273

Acquisitions

The following table provides a summary of our unconsolidated joint venture property acquisitions during 2019 and 2018:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Assumed Debt
		(In thousands)			(In thousands)
2019
RPT Realty - 5 Income Producing Properties (1)	FL, MI & MO	777	N/A	12/10/19	$244,000	$—
Total acquisitions		777	—		$244,000	$—

2018
None

(1) The income producing properties acquired were: (1) Coral Creek Shops located in Coconut Creek, FL, (2) Mission Bay Plaza located in Boca Raton, FL, (3) The Crossroads located in Royal Palm Beach, FL, (3) The Shops at Old Orchard located in West Bloomfield, MI, and (5) Town & Country Crossing located in Town & Country, MO.

The total aggregate fair value of the acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for business combinations.  At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

Acquisition Date
(In thousands)
Land	$78,019
Buildings and improvements	155,924
Above market leases	2,326
Lease origination costs	22,776
Below market leases	(15,045)
Net assets acquired	$244,000

Dispositions

The following table provides a summary of our unconsolidated joint venture property disposition activity during 2019 and 2018:

					Gross
Property Name	Location	GLA	Ownership %	Date Sold	Gross Sales Price	Gain on Sale (at 100%)
		(In thousands)			(In thousands)
2019
Nora Plaza	Indianapolis, IN	140	7%	8/16/19	$29,000	$5,494
		140			$29,000	$5,494

RPT's proportionate share of gross sales price and gain on sale of joint venture property					$2,030	$385

2018
Martin Square	Stuart, FL	330	30%	7/18/18	$22,000	$1,024
		330			$22,000	$1,024

RPT's proportionate share of gross sales price and gain on sale of joint venture property					$6,600	$307

The Company recorded an other gain on unconsolidated joint ventures for the year ended December 31, 2019 of $0.2 million which represents the excess of the net cash distributed to it from the Nora Plaza disposition and its proportionate share of the remaining equity in the unconsolidated joint venture.

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

The following table provides information for our fees earned which are reported in our consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Management fees	$137	$159	$276
Leasing fees	2	40	146
Acquisition/disposition fees	67	55	33
Construction fees	24	—	—
Total	$230	$254	$455

7. Other Assets, Net and Acquired Lease Intangible Assets, Net

Other assets, net consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Deferred leasing costs, net	$30,442	$36,385
Deferred financing costs on unsecured revolving credit facility, net	2,659	1,966
Acquired development agreements (1)	18,017	19,061
Ground leasehold intangible	—	2,148
Other, net	9,031	3,249
Total amortizable other assets	60,149	62,809
Straight-line rent receivable, net	19,605	21,225
Goodwill	2,089	2,089
Cash flow hedge mark-to-market asset	2,331	4,115
Prepaid and other deferred expenses, net	2,662	2,874
Other assets, net	$86,836	$93,112

(1)Represents in-place public improvement agreement of approximately $13.7 million and real estate tax exemption agreement of approximately $4.3 million associated with two properties acquired in 2014.

Straight-line rent receivables are recorded net of allowances of $1.8 million and $2.3 million at December 31, 2019 and 2018, respectively.
Acquired lease intangible assets, net consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Lease originations costs	$66,557	$79,890
Above market leases	4,840	6,982
	71,397	86,872
Accumulated amortization	(37,119)	(42,440)
Acquired lease intangibles, net	$34,278	$44,432

Acquired lease intangible assets have a remaining weighted-average amortization period of 10.6 years as of December 31, 2019.  These intangible assets are being amortized over the terms of the applicable lease.  Amortization of lease origination costs is an increase to amortization expense and amortization of above-market leases is a reduction to rental income over the applicable terms of the respective leases. Amortization of the above market lease asset resulted in a reduction of revenue of approximately $0.8 million, $1.6 million, and $2.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Combined, amortizable other assets, net and acquired lease intangibles, net totaled $94.4 million. The following table represents estimated aggregate amortization expense related to those assets as of December 31, 2019:

Year Ending December 31,
(In thousands)
2020	$14,983
2021	12,975
2022	10,562
2023	9,722
2024	6,822
Thereafter	39,363
Total	$94,427

8. Debt

The following table summarizes our mortgages, notes payable and finance lease obligation as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(In thousands)
Senior unsecured notes	$535,000	$610,000
Unsecured term loan facilities	310,000	210,000
Fixed rate mortgages	87,581	115,134
Unsecured revolving credit facility	—	—
Junior subordinated notes	—	28,125
	932,581	963,259
Unamortized premium	1,995	2,948
Unamortized deferred financing costs	(3,768)	(3,058)
	$930,808	$963,149

Finance lease obligation	$926	$975

Senior Unsecured Notes

On November 6, 2019, we repaid $100.0 million which constituted repayment in full of the Operating Partnership's $50.0 million 4.16% senior unsecured notes due 2024 and its $50.0 million 4.30% senior unsecured notes due 2026, each issued pursuant to the note purchase agreement dated September 8, 2014, as amended. Accordingly, on November 6, 2019, all outstanding notes and other obligations of the Operating Partnership and guarantors under such note purchase agreement were paid and satisfied. In conjunction with this early repayment, we wrote off unamortized deferred financings costs of $0.1 million, which is included as loss on extinguishment of debt in the consolidated statement of operations and comprehensive income.

On December 27, 2019, we entered into a note purchase agreement with the institutional investors named therein and closed a private placement of the Operating Partnership’s $50.0 million aggregate principal amount of 4.15% Senior Guaranteed Notes due December 27, 2029 pursuant thereto. Such notes are unsecured and are guaranteed by the Company and certain subsidiaries of the Operating Partnership. The notes have an annual fixed interest rate of 4.15% and mature on December 27, 2029. A portion of the proceeds were used to repay the Operating Partnership's $25.0 million aggregate principal amount of 4.13% Series A Notes due 2022 for an aggregate amount of $26.4 million, which included a prepayment penalty of $1.4 million. In conjunction with this early repayment, we wrote off unamortized deferred financings costs of $0.1 million, which is included as loss on extinguishment of debt in the consolidated statement of operations. A portion of the proceeds were also used to repay the 6.50% fixed rate mortgage loan encumbering West Oaks II and Spring Meadows Place, with an aggregate principal balance of $24.9 million.

The following table summarizes the Company's senior unsecured notes:

		December 31, 2019		December 31, 2018
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Senior unsecured notes - 3.75% due 2021	6/27/2021	$37,000	3.75%	$37,000	3.75%
Senior unsecured notes - 4.13% due 2022	12/21/2022	—	—%	25,000	4.13%
Senior unsecured notes - 4.12% due 2023	6/27/2023	41,500	4.12%	41,500	4.12%
Senior unsecured notes - 4.65% due 2024	5/28/2024	50,000	4.65%	50,000	4.65%
Senior unsecrued notes - 4.16% due 2024	11/4/2024	—	—%	50,000	4.16%
Senior unsecured notes - 4.05% due 2024	11/18/2024	25,000	4.05%	25,000	4.05%
Senior unsecured notes - 4.27% due 2025	6/27/2025	31,500	4.27%	31,500	4.27%
Senior unsecured notes - 4.20% due 2025	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes - 4.09% due 2025	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes - 4.74% due 2026	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes - 4.30% due 2026	11/4/2026	—	—%	50,000	4.30%
Senior unsecured notes - 4.28% due 2026	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes - 4.57% due 2027	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes - 3.64% due 2028	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes - 4.72% due 2029	12/21/2029	20,000	4.72%	20,000	4.72%
Senior unsecured notes - 4.15% due 2029	12/27/2029	50,000	4.15%	—	—%
		$535,000	4.20%	$610,000	4.21%
Unamortized deferred financing costs		(1,460)		(1,546)
	Total	$533,540		$608,454

Unsecured Term Loan Facilities and Revolving Credit Facility

On November 6, 2019, the Operating Partnership entered into a Fifth Amended and Restated Credit Agreement (the “credit agreement”) which consists of an unsecured revolving credit facility (the “revolving credit facility”) of up to $350.0 million and term loan facilities of $310.0 million (the “term loan facilities” and, together with the revolving credit facility, the “unsecured revolving line of credit”). The revolving credit facility matures on November 6, 2023 and can be extended for up to one year to 2024 through two six-month options, subject to continued compliance with the terms of the credit agreement and the payment of an extension fee of 0.075%. Borrowings on the revolving credit facility are priced on a leverage grid ranging from LIBOR plus 105 basis points to LIBOR plus 150 basis points.

The term loan facilities mature in five separate tranches ranging from March 3, 2023 to February 5, 2027 and are priced on a leverage grid ranging from LIBOR plus 120 basis points to LIBOR plus 220 basis points. The credit agreement allows for the right to request increases in the revolving and term loan commitments or the making of additional term loans by up to an additional $340.0 million to a maximum aggregate amount not to exceed $1.0 billion. A portion of the proceeds from the restated credit agreement were used to repay our $75.0 million term loan due 2020 and our $75.0 million term loan due 2021 for an aggregate amount of $150.0 million. In conjunction with this early repayment, we wrote off deferred financing costs of $0.3 million, which is included as loss on extinguishment of debt in the consolidated statement of operations and comprehensive income.

The following table summarizes the Company's unsecured term loan facilities and revolving credit facility:

		December 31, 2019		December 31, 2018
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Unsecured term loan due 2020	5/16/2020	$—	—%	$75,000	2.99%
Unsecured term loan due 2021	5/29/2021	—	—%	75,000	2.84%
Unsecured term loan due 2023 - fixed rate (1)	3/3/2023	60,000	2.97%	60,000	3.42%
Unsecured term loan due 2024	11/6/2024	50,000	2.91%	—	—%
Unsecured term loan due 2025 - fixed rate (2)	2/6/2025	50,000	2.66%	—	—%
Unsecured term loan due 2026	11/6/2026	50,000	3.31%	—	—%
Unsecured term loan due 2027 - fixed rate (3)	2/5/2027	100,000	3.25%	—	—%
		$310,000	3.06%	$210,000	3.06%
Unamortized deferred financing costs		(2,308)		(808)
Term loans, net		$307,692		$209,192

Revolving credit facility - variable rate	11/6/2023	$—	2.80%	$—	3.81%

(1)Swapped to a weighted average fixed rate of 1.77%, plus a credit spread of 1.20%, based on a leverage grid at December 31, 2019.
(2)Swapped to a weighted average fixed rate of 1.46%, plus a credit spread of 1.20%, based on a leverage grid at December 31, 2019.
(3)Swapped to a weighted average fixed rate of 1.65%, plus a credit spread of 1.60%, based on a leverage grid at December 31, 2019.

As of December 31, 2019, we had no balance outstanding under our revolving credit facility.  Borrowings on the revolving credit facility are priced on a leverage grid ranging from LIBOR plus 105 basis points to LIBOR plus 150 basis points. At December 31, 2019 borrowings were priced at LIBOR plus 110 basis points. After adjusting for outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying consolidated balance sheets, totaling $0.2 million, we had $349.8 million of availability under our revolving credit facility as of December 31, 2019, subject to compliance with applicable covenants. The interest rate as of December 31, 2019 was 2.80%.

Mortgages

On December 31, 2019, the Company repaid a mortgage note secured by West Oaks II and Spring Meadows Place totaling $24.2 million with an interest rate of 6.50%.

The following table summarizes the Company's fixed rate mortgages:

		December 31, 2019		December 31, 2018
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
West Oaks II and Spring Meadows Place	4/1/2020	$—	—%	$25,804	6.50%
Bridgewater Falls Shopping Center	2/6/2022	53,423	5.70%	54,514	5.70%
The Shops on Lane Avenue	1/10/2023	28,650	3.76%	28,650	3.76%
Nagawaukee II	6/1/2026	5,508	5.80%	6,166	5.80%
		$87,581	5.07%	$115,134	5.40%
Unamortized premium		1,995		2,948
Unamortized deferred financing costs		—		(73)
Total		$89,576		$118,009

The fixed rate mortgages are secured by properties that have an approximate net book value of $151.4 million as of December 31, 2019.

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

Junior Subordinated Notes

On April 30, 2019, we redeemed all of our outstanding junior subordinated notes due 2038, which accrued interest at a variable rate of LIBOR plus 3.30% for an aggregate purchase price of $28.6 million, consisting of the outstanding principal amount and accrued and unpaid interest as of the redemption date. In conjunction with this redemption, we wrote off unamortized deferred financing costs of $0.6 million, which is included as loss on extinguishment of debt in the consolidated statement of operations and comprehensive income.

Finance lease

At December 31, 2019 we had a finance ground lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky with a gross carrying value of $13.2 million classified as land. Total amounts expensed as interest relating to this lease were $0.1 million for each of the years ended December 31, 2019, 2018, and 2017.

Covenants

Our revolving credit facility, senior unsecured notes and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, interest coverage, tangible net worth, levels of secured debt to total asset value and various other calculations.  As of December 31, 2019, management believes we were in compliance with these covenants.

The following table presents scheduled principal payments on mortgages and notes payable and capital lease payments as of December 31, 2019:

Year Ending December 31,	Principal Payments	Finance Lease Payments
	(In thousands)
2020	$2,326	$100
2021	39,508	100
2021	52,397	100
2023	129,388	100
2024	125,879	100
Thereafter	583,083	800
Subtotal debt	932,581	1,300
Unamortized mortgage premium	1,995	—
Unamortized deferred financing costs	(3,768)	—
Amounts representing interest	—	(374)
Total	$930,808	$926

9. Acquired Lease Intangible Liabilities, Net

Acquired lease intangible liabilities, net were $38.9 million and $48.6 million as of December 31, 2019 and 2018, respectively. The lease intangible liabilities relate to below-market leases and are being accreted over the applicable terms of the acquired leases, which resulted in an increase in revenue of $7.6 million, $11.4 million, and $6.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

We completed one acquisition in 2019 and the purchase price allocation included $0.4 million of acquired lease intangible liabilities.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	Balance Sheet Location	Total Fair Value	Level 1	Level 2	Level 3
2019		(In thousands)
Derivative assets - interest rate swaps	Other assets	$2,331	$—	$2,331	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(469)	$—	$(469)	$—
2018
Derivative assets - interest rate swaps	Other assets	$4,115	$—	$4,115	$—
Derivative liabilities - interest rate swaps	Other liabilities	$—	$—	$—	$—

Other Assets and Liabilities
The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

Debt

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $832.6 million and $935.1 million as of December 31, 2019 and 2018, respectively, have fair values of approximately $848.2 million and $928.2 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $100.0 million and $28.1 million as of December 31, 2019 and 2018, respectively. We classify our debt as Level 2.

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
The table below presents the recorded amount of assets at the time they were marked to fair value during the years ended December 31, 2019 and 2018 on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the years ended December 31, 2019 and 2018:

Assets	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment
	(In thousands)
2019
None

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

11.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt. We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing.  On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in our consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. At December 31, 2019, all of our hedges were effective.

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

As of December 31, 2019, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million converting our floating rate corporate debt to fixed rate debt. Additionally, in August 2019, we entered into five forward starting interest rate swap agreements for an aggregate notional amount of $150.0 million.

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2019:

Underlying Debt	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	$50,000	1.460%	$42	05/2020
Unsecured term loan	Cash Flow	20,000	1.498%	21	05/2021
Unsecured term loan	Cash Flow	15,000	1.490%	18	05/2021
Unsecured term loan	Cash Flow	40,000	1.480%	52	05/2021
		$125,000		$133
Derivative Assets - Forward Swaps
Unsecured term loan	Cash Flow	$25,000	1.310%	$311	01/2025
Unsecured term loan	Cash Flow	25,000	1.324%	297	01/2025
Unsecured term loan	Cash Flow	50,000	1.382%	797	01/2027
Unsecured term loan	Cash Flow	25,000	1.398%	381	01/2027
Unsecured term loan	Cash Flow	25,000	1.402%	412	01/2027
Total Derivative Assets		$275,000		$2,331

Derivative Liabilities
Unsecured term loan	Cash Flow	$15,000	2.150%	$(26)	05/2020
Unsecured term loan	Cash Flow	10,000	2.150%	(17)	05/2020
Unsecured term loan	Cash Flow	60,000	1.770%	(426)	03/2023
Total Derivative Liabilities		$85,000		$(469)

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2018:

Underlying Debt	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	$15,000	2.150%	$77	05/2020
Unsecured term loan	Cash Flow	10,000	2.150%	51	05/2020
Unsecured term loan	Cash Flow	50,000	1.460%	726	05/2020
Unsecured term loan	Cash Flow	20,000	1.498%	449	05/2021
Unsecured term loan	Cash Flow	15,000	1.490%	340	05/2021
Unsecured term loan	Cash Flow	40,000	1.480%	914	05/2021
Unsecured term loan	Cash Flow	60,000	1.770%	1,558	03/2023
Total Derivative Assets		$210,000		$4,115

The effect of derivative financial instruments on our consolidated statements of operations and comprehensive income for the years ended December 31, 2019 and 2018 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Year Ended December 31,			Year Ended December 31,
	2019	2018		2019	2018
	(In thousands)			(In thousands)
Interest rate contracts - assets	$(2,950)	$360	Interest Expense	$1,166	$623
Interest rate contracts - liabilities	(620)	246	Interest Expense	151	(39)
Total	$(3,570)	$606	Total	$1,317	$584

12. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at December 31, 2019, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2020	$156,247
2021	140,599
2022	118,922
2023	98,236
2024	79,631
Thereafter	261,228
Total	$854,863

We recognized rental income related to variable lease payments of $51.3 million for the year ended December 31, 2019.

Substantially all of the assets included as income producing properties, net on the consolidated balance sheets, relate to our portfolio of wholly owned shopping centers, in which we are the lessor under operating leases with our tenants. As of December 31, 2019, the Company’s aggregate portfolio was 94.7% leased.

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at December 31, 2018, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2019	$165,132
2020	152,065
2021	132,928
2022	110,472
2023	89,124
Thereafter	286,226
Total	$935,947

Expenses

We have operating leases for our corporate office in New York, New York and our Southfield, Michigan office, that expire in January 2024 and December 2024, respectively. Our operating lease in New York includes an additional five year renewal and our operating lease in Southfield includes two additional five year renewals which are all exercisable at our option. We also have an operating ground lease at Centennial Shops located in Edina, Minnesota which includes rent escalations throughout the lease period and expires in April 2105. In addition, we have a finance ground lease at our Buttermilk Towne Center with the City of Crescent Springs that expires in December 2032. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expenses for these leases on a straight-line basis over the lease term.

The components of lease expense were as follows:

		Year Ended December 31,
Statements of Operations	Classification	2019	2018	2017
		(In thousands)
Operating ground lease cost	Non-recoverable operating expense	$1,162	$1,162	$1,162
Operating administrative lease cost	General and administrative expense	859	733	616
Finance lease cost	Interest Expense	51	53	55

Supplemental balance sheet information related to leases is as follows:

Balance Sheet	Classification	December 31, 2019
		(In thousands)
ASSETS
Operating lease assets	Operating lease right-of-use assets	$19,222
Finance lease asset	Land	13,249
Total leased assets		$32,471

LIABILITIES
Operating lease liabilities	Operating lease liabilities	$18,181
Finance lease liability	Finance lease liability	926
Total lease liabilities		$19,107

Weighted Average Remaining Lease Terms
Operating leases		70 years
Finance lease		13 years
Weighted Average Incremental Borrowing Rate
Operating leases		6.06%
Finance lease		5.23%

Supplemental cash flow information related to leases is as follows:

Year Ended December 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,677
Operating cash flows from finance lease	51
Financing cash flows from finance lease	49

Maturities of lease liabilities as of December 31, 2019 were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Lease
	(In thousands)
2020	$1,456	$100
2021	1,469	100
2022	1,482	100
2023	1,495	100
2024	1,118	100
Thereafter	95,478	800
Total lease payments	$102,498	$1,300
Less imputed interest	(84,317)	(374)
Total	$18,181	$926

Approximate future rental payments at December 31, 2018, under our non-cancelable operating leases, assuming no option extensions are as follows:

Year Ending December 31,
(In thousands)
2019	$1,631
2020	1,243
2021	1,252
2022	1,262
2023	1,272
Thereafter	94,463
Total	$101,123

13. Earnings per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Net income	$93,686	$18,036	$70,719
Net (income) attributable to noncontrolling interest	(2,175)	(417)	(1,659)
Preferred share dividends and conversion costs	(6,701)	(6,701)	(6,701)
Allocation of income to restricted share awards	(533)	(460)	(429)
Net income available to common shareholders	$84,277	$10,458	$61,930

Weighted average shares outstanding, Basic	79,802	79,592	79,344

Earnings per common share, Basic	$1.06	$0.13	$0.78

The following table sets forth the computation of diluted EPS:

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Net income	$93,686	$18,036	$70,719
Net (income) attributable to noncontrolling interest	(2,175)	(417)	(1,659)
Preferred share dividends and conversion costs (1)	—	(6,701)	(6,701)
Allocation of income to restricted share awards	(533)	(460)	(429)
Net income available to common shareholders	$90,978	$10,458	$61,930

Weighted average shares outstanding, Basic	79,802	79,592	79,344
Restricted share awards using the treasury method	939	496	186
Dilutive effect of securities (1)	6,981	—	—
Weighted average shares outstanding, Diluted	87,722	80,088	79,530

Earnings per common share, Diluted	$1.04	$0.13	$0.78

(1) The assumed conversion of preferred shares is dilutive for the year ended December 31, 2019 and anti-dilutive for all other periods presented.

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Year Ended December 31,
	2019		2018		2017
	Issued	Converted	Issued	Converted	Issued	Converted
Operating Partnership Units	1,909	1,909	1,909	1,909	1,916	1,916
Series D Preferred Shares	—	—	1,849	6,858	1,849	6,740
Performance Share Units	—	—	—	—	98	—
	1,909	1,909	3,758	8,767	3,863	8,656

14. Shareholders’ Equity

Underwritten public offerings

We did not complete any underwritten public offerings in 2019, 2018 or 2017.

Controlled equity offerings

In June 2016, we commenced an at-the-market equity program pursuant to which we could sell up to 8.0 million common shares from time to time, in our sole discretion. The sale of such shares issuable pursuant to the distribution agreement was registered with the SEC on our registration statement on Form S-3, which expired in June 2019. We issued no shares under the program in either 2019 or 2018.

Non-Controlling Interests

As of December 31, 2019, 2018 and 2017 we had 1,909,018, 1,909,018 and 1,916,403 OP Units outstanding, respectively. OP Unit holders are entitled to exchange their units for our common shares on a 1:1 basis or for cash.  The form of payment is at our election. During 2018 and 2017, there were 7,385 and 926 OP Units converted for cash in the amount of $0.1 million and $0.0 million, respectively. During 2019 there were no units converted for cash.

Preferred Shares

As of December 31, 2019, 2018 and 2017 we had 1,848,539 shares of 7.25% Series D Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest (“Preferred Shares”), outstanding that have a liquidation preference of $50 per share and a par value of $0.01 per share. The Preferred Shares were convertible at any time by the holders to our common shares at a conversion rate of $13.24, $13.48 and $13.71 per share as of December 31, 2019, 2018 and 2017, respectively. The conversion rate is adjusted quarterly. The Preferred Shares are also convertible under certain circumstances at our election. The holders of the Preferred Shares have no voting rights. At December 31, 2019, 2018, and 2017, the Preferred Shares were convertible into approximately 7.0 million, 6.9 million and 6.7 million shares of common stock, respectively.

The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2019		2018		2017
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$0.880	$0.880	$0.880	$0.880	$0.880	$0.880
Preferred shares	$3.625	$3.625	$3.625	$3.625	$3.625	$3.625

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2019	2018	2017
Common shares
Ordinary dividend (1)	$0.250	$0.214	$0.686
Capital gain distribution	0.376	—	0.034
Non-dividend distribution	0.254	0.666	—
	$0.880	$0.880	$0.720
Perpetual Preferred Shares
Ordinary dividend (1)	$1.448	$3.482	$2.725
Capital gain distribution	2.177	—	0.137
	$3.625	$3.482	$2.862

(1) Represents qualified REIT dividends that may be eligible for the 20% qualified business income deduction under Section 199A of the Internal Revenue Code if 1986, as amended, that is available for non-corporate taxpayers and is included in "Ordinary Dividends".

The fourth quarter common shares distribution for 2019, which was paid on January 2, 2020, has been treated as paid on January 2, 2020 for income tax purposes. The fourth quarter distribution for 2018 which was paid on January 2, 2019, has been treated as paid on January 2, 2019 for income tax purposes.

The fourth quarter Preferred Shares distribution for 2019, which was paid on January 2, 2020, has been treated as paid on January 2, 2020 for income tax purposes. The fourth quarter preferred shares distribution for 2018, which was paid on January 2, 2019 has been treated as paid on January 2, 2019 for income tax purposes.

Dividend reinvestment plan

We have a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional common shares based on the average price of the shares acquired for the distribution.

15.  Share-Based Compensation and Other Benefit Plans

Incentive, Inducement and Stock Option Plans

As of December 31, 2019, we have two share-based compensation plans in effect: 1) the 2019 Omnibus Long-Term Incentive Plan (“2019 LTIP”) and 2) the Inducement Incentive Plan (“Inducement Plan”). On April 29, 2019, our shareholders approved the 2019 LTIP, which replaced the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”). The 2019 LTIP is administered by the compensation committee of the Board (the “Compensation Committee”). The 2019 LTIP provides for the award to our trustees, officers, employees and other service providers of restricted shares, restricted share units, options to purchase shares, share appreciation rights, unrestricted shares, and other awards to acquire up to an aggregate of 3.5 million common shares of beneficial interest plus any shares that become available under the 2012 LTIP as a result of the forfeiture, expiration or cancellation of outstanding awards or any award settled in cash in lieu of shares under such plan. As of December 31, 2019, there were 3.4 million shares of beneficial interest available for issuance under the 2019 LTIP. The Inducement Plan was approved by the Board in April 2018 and under such plan the Compensation Committee may grant, subject to any Company performance conditions as specified by the Compensation Committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement to the individual's entry into employment with the Company. The Inducement Plan allows us to issue up to 6.0 million common shares, of which 5.4 million common shares remained available for issuance as of December 31, 2019; however, we do not intend to make further awards under the Inducement Plan following adoption of the 2019 LTIP.

The following share-based compensation plans have been terminated, except with respect to awards currently outstanding under each plan:

•2012 LTIP which allowed for the grant of restricted shares, restricted share units, options and other awards to trustees, officers and other key employees;
•The 2009 Omnibus Long-Term Incentive Plan (“2009 LTIP”) which allowed for the grant of restricted shares, restricted share units, options and other awards to trustees, officers and other key employees; and
•The 2008 Restricted Share Plan for Non-Employee Trustees (the "Trustees' Plan") which allowed for the grant of restricted shares to non-employee trustees of the Company.
We recognized total share-based compensation expense of $6.5 million, $6.7 million, and $4.4 million for 2019, 2018, and 2017, respectively.

Restricted Stock Share-Based Compensation

Under the 2012 LTIP, Inducement Plan and 2019 LTIP, the Company has made grants of service-based restricted shares, performance-based cash awards and performance-based equity awards.

The service-based restricted share awards to employees vest over three years or five years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year.  We recognized expense related to service-based restricted share grants of $3.5 million for the year ended December 31, 2019, $4.7 million for year ended December 31, 2018 and $2.7 million for the year ended December 31, 2017.

A summary of the activity of service-based restricted shares under the 2012 LTIP, the Inducement Plan and the 2019 LTIP for the years ended December 31, 2019, 2018 and 2017 is presented below:

	2019		2018		2017
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, beginning of the year	354,029	$13.05	412,195	$15.58	327,543	$17.02
Granted	272,711	12.10	492,871	12.99	210,895	14.22
Vested	(174,343)	13.04	(478,863)	13.57	(119,134)	16.66
Forfeited or expired	(2,754)	13.16	(72,174)	13.96	(7,109)	14.75
Outstanding, end of the year	449,643	$12.40	354,029	$13.05	412,195	$15.58

As of December 31, 2019, we had 65,481 unvested service-based share awards outstanding under the 2019 LTIP, 145,952 unvested service-based share awards outstanding under the Inducement Plan, and 238,210 unvested service-based share awards outstanding under the 2012 LTIP. These awards have various expiration dates through March 2023.

The performance-based awards are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (the “TSR Grants”). Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. We recognized compensation expense of $1.1 million, $0.9 million and $1.5 million related to these performance awards recorded during the years ended December 31, 2019, 2018 and 2017, respectively. The weighted average assumptions used in the Monte Carlo simulation models are summarized in the following table:

	December 31, 2019	December 31, 2018
Closing share price	$15.04	$11.95
Expected dividend rate	5.9%	7.4%
Expected stock price volatility	22.6%	24.9%
Risk-free interest rate	1.6%	2.6%
Expected life (years)	2.00	1.00

The Company also determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. We recognized compensation expense of $1.9 million, $1.1 million, and $0.2 million related to these performance awards recorded during the years ended December 31, 2019 2018 and 2017, respectively. The fair value of each grant for the reported periods is estimated on the date of grant using the Monte Carlo simulation model using the weighted average assumptions noted in the following table:

	Year Ended December 31,
	2019	2018	2017
Closing share price	$12.05	$11.89 - $13.09	$14.72
Expected dividend rate	7.3%	6.7% - 7.4%	6.0%
Expected stock price volatility	22.9%	21.5% - 21.8%	18.2%
Risk-free interest rate	2.5%	2.3% - 2.7%	1.6%
Expected life (years)	2.85	2.40 - 2.85	2.82

As of December 31, 2019, we had $6.1 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards. This expense is expected to be recognized over a weighted-average period of 1.7 years.

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

No options were granted under any of our plans in the years ended December 31, 2019, 2018 and 2017.

The following table reflects the stock option activity for all plans described above:

	2019		2018		2017
	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price
Outstanding, beginning of the year	—	$—	—	$—	57,140	$34.69
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited or expired	—	—	—	—	(57,140)	34.69
Outstanding, end of the year	—	$—	—	$—	—	$—
Exercisable, end of the year	—	$—	—	$—	—	$—

Other Benefit Plan

The Company has a defined contribution profit sharing plan and trust (the "Plan") with a qualified cash or deferred 401(k) arrangement covering all employees. Participation in the Plan is discretionary for all full-time employees who have attained the age of 21. The entry date eligibility is the first pay date of a quarter following the date of hire. Our expense for the years ended December 31, 2019, 2018 and 2017 was approximately $0.2 million, $0.2 million and $0.2 million, respectively.

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

As of December 31, 2019, we had a federal and state deferred tax asset of $7.5 million and a valuation allowance of $7.5 million, which represents an increase of $0.1 million from December 31, 2018.  Our deferred tax assets, such as net operating losses and land basis differences, are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets. These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

During the years ended December 31, 2019, 2018 and 2017, we recorded an income tax provision of approximately $0.2 million, $0.2 million, and $0.1 million, respectively.

We had no unrecognized tax benefits as of or during the three year period ended December 31, 2019.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2019.  No material interest or penalties relating to income taxes were recognized in the statement of operations for the years ended December 31, 2019, 2018, and 2017 or in the consolidated balance sheets as of December 31, 2019, 2018, and 2017.  It is our accounting policy to classify interest and penalties relating to unrecognized tax benefits as tax expense.  As of December 31, 2019, returns for the calendar years 2016 through 2019 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions.  As of December 31, 2019, certain returns for calendar year 2015 also remain subject to examination by various state and local tax jurisdictions.

Sales Tax

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

17.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2019, we had entered into agreements for construction costs of approximately $6.5 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. We are not aware of any matters that would have a material effect on our consolidated financial statements.

Development Obligations

As of December 31, 2019, the Company has $2.2 million of development related obligations that require annual payments through December 2043.

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $9.1 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

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

18. Reorganization

In connection with the reorganization of the executive management team, we recorded one-time employee termination benefits of $0.6 million and $7.5 million for the years ended December 31, 2019 and December 31, 2018, respectively. In connection with the reduction-in-force resulting from the reorganization of the Company's operating structure, we recorded one-time employee termination benefits of $0.8 million for the year ended December 31, 2018. Such charges are reflected in the consolidated statements of operations in general and administrative expense.

19.  Subsequent Events

On February 3, 2020 we entered into four interest swap agreements for an aggregate notional amount of $100.0 million.

20.  Selected Quarterly Financial Data (Unaudited)

The following table sets forth summarized quarterly financial data for the year ended December 31, 2019:

	Quarters Ended 2019
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
	(In thousands, except per share amounts)
Total revenue	$59,708	$57,361	$58,921	$58,098
Operating income	$15,430	$13,429	$14,888	$10,275
Net income attributable to RPT	$10,443	$2,893	$5,445	$72,730
Net income available to common shareholders	$8,768	$1,218	$3,769	$71,055
Earnings per common share, basic: (1)	$0.11	$0.01	$0.05	$0.89
Earnings per common share, diluted:(1)	$0.11	$0.01	$0.05	$0.83

(1)EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2019.

The following table sets forth summarized quarterly financial data for the year ended December 31, 2018:

	Quarters Ended 2018
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
	(In thousands, except per share amounts)
Total revenue	$62,718	$69,967	$64,217	$63,720
Operating income	$17,755	$14,829	$16,240	$3,436
Net income attributable to RPT	$7,286	$4,302	$10,125	$(4,094)
Net income available to common shareholders	$5,611	$2,627	$8,449	$(5,769)
Earnings per common share, basic: (1)	$0.07	$0.03	$0.10	$(0.07)
Earnings per common share, diluted:(1)	$0.07	$0.03	$0.10	$(0.07)

(1)EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2018.

RPT REALTY
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2019
(in thousands of dollars)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

For the Year Ended December 31, 2019
Allowance for Doubtful Accounts	$858	625	(446)	—	$1,037
Straight Line Rent Reserve	$2,323	(492)	(6)	—	$1,825

For the Year Ended December 31, 2018
Allowance for Doubtful Accounts	$1,374	57	(573)	—	$858
Straight Line Rent Reserve	$2,667	(337)	(7)	—	$2,323

For the Year Ended December 31, 2017
Allowance for Doubtful Accounts	$1,861	298	(929)	144	$1,374
Straight Line Rent Reserve	$3,245	(500)	(67)	(11)	$2,667

RPT REALTY
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands of dollars)

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired

Bridgewater Falls	OH	$53,423	$9,831	$76,446	$681	$9,831	$77,127	$86,958	$12,900	2005/2007	2014
Buttermilk Towne Center	KY	—	13,249	21,103	2,603	13,249	23,706	36,955	4,381	2005	2014
Centennial Shops	MN	—	—	29,639	624	—	30,263	30,263	3,472	2008	2016
Central Plaza	MO	—	10,250	10,909	2,519	10,250	13,428	23,678	2,891	1970	2012
Clinton Pointe	MI	—	1,175	10,499	2,581	1,176	13,079	14,255	4,782	1992	2003
Crofton Centre	MD	—	8,012	22,774	1,002	8,012	23,776	31,788	3,271	1974	2015
Cypress Point	FL	—	2,968	17,637	2,282	2,968	19,919	22,887	3,724	1983	2013
Deer Creek Shopping Center	MO	—	6,070	18,105	1,825	6,070	19,930	26,000	3,833	1970's/2013	2013
Deer Grove Centre	IL	—	8,408	8,197	6,572	8,408	14,769	23,177	4,145	1997	2013
Deerfield Towne Center	OH	—	6,868	78,551	11,739	6,868	90,290	97,158	18,696	2004/2007	2013
Front Range Village	CO	—	19,413	80,600	10,799	19,414	91,398	110,812	13,130	2008	2014
Heritage Place	MO	—	13,899	22,506	3,774	13,899	26,280	40,179	7,466	1989	2011
Holcomb Center	GA	—	658	5,953	11,143	658	17,096	17,754	8,925	1986	1996
Hunters Square	MI	—	7,673	52,774	6,511	7,652	59,306	66,958	11,957	1988	2013
Lakehills Plaza	TX	—	17,987	12,828		17,987	12,828	30,815	37	1980/2019	2019
Lakeland Park Center	FL	—	15,365	—	41,102	16,864	39,603	56,467	7,048	2014	2008
Marketplace of Delray	FL	—	7,922	18,910	3,840	7,922	22,750	30,672	2,955	1981/2010	2013
Market Plaza	IL	—	9,391	22,682	(975)	9,391	21,707	31,098	4,529	1965/2009	2015
Merchants' Square	IN	—	4,997	18,346	5,033	4,997	23,379	28,376	6,938	1970	2010
Mount Prospect Plaza	IL	—	11,633	21,767	2,259	9,601	26,058	35,659	4,782	1958/1987/2012	2013
Nagawaukee Shopping Center	WI	5,508	7,549	30,898	4,454	7,517	35,384	42,901	7,037	1994/2004/2008	2012/2013
Olentangy Plaza	OH	—	4,283	20,774	2,488	4,283	23,262	27,545	3,414	1981	2015
Parkway Shops	FL	—	3,145	—	21,521	5,902	18,764	24,666	3,629	2013	2008
Peachtree Hill	GA	—	7,517	17,062	(866)	6,926	16,787	23,713	2,232	1986	2015
Promenade at Pleasant Hill	GA	—	3,891	22,520	6,682	3,440	29,653	33,093	11,209	1993	2004
Providence Marketplace	TN	—	22,171	85,657	1,060	22,171	86,717	108,888	8,736	2006	2017
River City Marketplace	FL	—	19,768	73,859	12,025	11,194	94,458	105,652	31,661	2005	2005
Rivertowne Square	FL	—	954	8,587	2,575	954	11,162	12,116	4,885	1980	1998
Shoppes of Lakeland	FL	—	5,503	20,236	1,029	5,503	21,265	26,768	4,384	1985	1996
Southfield Plaza	MI	—	1,121	10,777	1,384	1,121	12,161	13,282	7,644	1969	1996
Spring Meadows Place	OH	—	2,646	16,758	17,734	5,041	32,097	37,138	13,271	1987	1996
Tel-Twelve	MI	—	3,819	43,181	31,372	3,819	74,553	78,372	37,732	1968	1996
The Shops on Lane Avenue	OH	28,650	4,848	51,273	6,343	4,848	57,616	62,464	7,704	1952/2004	2015
Treasure Coast Commons	FL	—	2,924	10,644	716	2,924	11,360	14,284	2,323	1996	2013
Troy Marketplace	MI	—	4,581	19,041	11,556	6,176	29,002	35,178	4,274	2000/2010	2013

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired

Troy Marketplace II	MI	—	3,790	10,292	590	3,790	10,882	14,672	3,382	2000/2010	2013
Village Lakes Shopping Center	FL	—	862	7,768	7,526	862	15,294	16,156	7,223	1987	1997
Vista Plaza	FL	—	3,667	16,769	469	3,667	17,238	20,905	3,505	1998	2013
Webster Place	IL	—	28,410	21,752	193	28,410	21,945	50,355	2,061	1987	2017
West Broward	FL	—	5,339	11,521	1,263	5,339	12,784	18,123	2,335	1965	2013
West Allis Towne Centre	WI	—	1,866	16,789	17,309	1,866	34,098	35,964	14,696	1987	1996
West Oaks I	MI	—	1,058	17,173	20,891	2,826	36,296	39,122	10,461	1979	1996/2018
West Oaks II	MI	—	1,391	12,519	8,313	1,391	20,832	22,223	10,882	1986	1996
Winchester Center	MI	—	5,667	18,559	8,927	5,667	27,486	33,153	5,394	1980	2013
Woodbury Lakes	MN	—	10,411	55,635	26,874	10,411	82,509	92,920	12,058	2005	2014
Land Held for Future Development (1)	Various	—	28,266	14,026	(13,472)	21,962	6,858	28,820	12	N/A	N/A
TOTALS		$87,581	$361,216	$1,184,296	$314,870	$353,227	$1,507,155	$1,860,382	$352,006

(1) Primarily in Hartland, MI, Lakeland, FL and Jacksonville, FL.

SCHEDULE III
REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
December 31, 2019

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Reconciliation of total real estate carrying value:
Balance at beginning of year	$2,078,995	$2,189,022	$2,202,670
Additions during period:
Acquisition	30,814	6,427	159,332
Improvements	42,824	68,914	56,384
Deductions during period:
Cost of real estate sold/written off	(292,251)	(171,718)	(219,960)
Impairment	—	(13,650)	(9,404)
Reclassification to held for sale	—	—	—
Balance at end of year	$1,860,382	$2,078,995	$2,189,022
Reconciliation of accumulated depreciation:
Balance at beginning of year	$358,195	$351,632	$345,204
Depreciation Expense	58,662	63,524	65,720
Cost of real estate sold/written off	(64,851)	(56,961)	(59,292)
Reclassification to held for sale	—	-	—
Balance at end of year	$352,006	$358,195	$351,632

Aggregate cost for federal income tax purposes	$1,905,041	$2,128,169	$2,243,928