Form 10-Q
period 2020-03-31
RPT Realty
filed 2020-05-11
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2020

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
Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of May 4, 2020: 80,586,058

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RPT REALTY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Income producing properties, at cost:
Land	$331,265	$331,265
Buildings and improvements	1,486,031	1,486,838
Less accumulated depreciation and amortization	(360,220)	(352,006)
Income producing properties, net	1,457,076	1,466,097
Construction in progress and land available for development	40,099	42,279
Net real estate	1,497,175	1,508,376
Equity investments in unconsolidated joint ventures	130,602	130,321
Cash and cash equivalents	320,596	110,259
Restricted cash and escrows	2,248	4,293
Accounts receivable (net of allowance for doubtful accounts of $1,490 and $1,037 as of March 31, 2020 and December 31, 2019, respectively)	23,202	24,974
Acquired lease intangibles, net	31,653	34,278
Operating lease right-of-use assets	19,064	19,222
Other assets, net	82,130	86,836
TOTAL ASSETS	$2,106,670	$1,918,559

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$1,155,176	$930,808
Finance lease obligation	926	926
Accounts payable and accrued expenses	41,826	55,360
Distributions payable	19,853	19,792
Acquired lease intangibles, net	37,650	38,898
Operating lease liabilities	18,092	18,181
Other liabilities	21,311	6,339
TOTAL LIABILITIES	1,294,834	1,070,304

Commitments and Contingencies

RPT Realty ("RPT") Shareholders' Equity:
Preferred shares of beneficial interest, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 240,000 and 120,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively, and 79,969 and 79,850 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	800	798
Additional paid-in capital	1,169,929	1,169,557
Accumulated distributions in excess of net income	(455,431)	(436,361)
Accumulated other comprehensive (loss) income	(15,091)	1,819
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	792,634	828,240
Noncontrolling interest	19,202	20,015
TOTAL SHAREHOLDERS' EQUITY	811,836	848,255

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,106,670	$1,918,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUE
Rental income	$51,722	$58,358
Other property income	803	1,299
Management and other fee income	351	51
TOTAL REVENUE	52,876	59,708

EXPENSES
Real estate taxes	8,151	9,822
Recoverable operating expense	5,979	6,681
Non-recoverable operating expense	2,277	2,490
Depreciation and amortization	20,848	19,219
Transaction costs	174	—
General and administrative expense	6,222	6,066
Insured expenses, net	60	—
TOTAL EXPENSES	43,711	44,278

OPERATING INCOME	9,165	15,430

OTHER INCOME AND EXPENSES
Other income (expense), net	353	(108)
Gain on sale of real estate	—	5,702
Earnings from unconsolidated joint ventures	256	54
Interest expense	(9,401)	(10,349)
INCOME BEFORE TAX	373	10,729
Income tax provision	(31)	(36)
NET INCOME	342	10,693
Net income attributable to noncontrolling partner interest	(8)	(250)
NET INCOME ATTRIBUTABLE TO RPT	334	10,443
Preferred share dividends	(1,675)	(1,675)
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(1,341)	$8,768

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.02)	$0.11
Diluted	$(0.02)	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,909	79,744
Diluted	79,909	79,931

Cash Dividend Declared per Common Share	$0.22	$0.22

OTHER COMPREHENSIVE INCOME
Net income	$342	$10,693
Other comprehensive gain (loss):
Loss on interest rate swaps	(17,311)	(1,539)
Comprehensive (loss) income	(16,969)	9,154
Comprehensive loss (income) attributable to noncontrolling interest	393	(214)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RPT	$(16,576)	$8,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2020 and March 31, 2019
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2019	$92,427	$798	$1,169,557	$(436,361)	$1,819	$20,015	$848,255
Issuance of common shares, net of issuance costs	—	—	(354)	—	—	—	(354)
Share-based compensation, net of shares withheld for employee taxes	—	2	726	—	—	—	728
Dividends declared to common shareholders	—	—	—	(17,593)	—	—	(17,593)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(420)	(420)
Dividends declared to deferred shares	—	—	—	(136)	—	—	(136)
Other comprehensive income adjustment	—	—	—	—	(16,910)	(401)	(17,311)
Net income	—	—	—	334	—	8	342
Balance, March 31, 2020	$92,427	$800	$1,169,929	$(455,431)	$(15,091)	$19,202	$811,836

Balance, December 31, 2018	$92,427	$797	$1,164,848	$(450,130)	$4,020	$19,581	$831,543
Adoption of ASU 2016-02	—	—	—	(325)	—	(8)	(333)
Share-based compensation, net of shares withheld for employee taxes	—	1	1,200	—	—	—	1,201
Dividends declared to common shareholders	—	—	—	(17,546)	—	—	(17,546)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(421)	(421)
Dividends declared to deferred shares	—	—	—	(132)	—	—	(132)
Other comprehensive income adjustment	—	—	—	—	(1,503)	(36)	(1,539)
Net income	—	—	—	10,443	—	250	10,693
Balance, March 31, 2019	$92,427	$798	$1,166,048	$(459,365)	$2,517	$19,366	$821,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$342	$10,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,848	19,219
Amortization of deferred financing fees	343	362
Income tax provision	31	36
Earnings from unconsolidated joint ventures	(256)	(54)
Distributions received from operations of unconsolidated joint ventures	—	17
Gain on sale of real estate	—	(5,702)
Amortization of acquired above and below market lease intangibles, net	(1,096)	(909)
Amortization of premium on mortgages, net	(228)	(242)
Service-based restricted share expense	820	812
Long-term incentive cash and equity compensation expense	279	206
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	1,758	(2,687)
Other assets, net	698	(454)
Accounts payable and other liabilities	(13,218)	(7,421)
Net cash provided by operating activities	10,321	13,876

INVESTING ACTIVITIES
Development and capital improvements	(4,470)	(16,760)
Capital improvements covered by insurance	(1,190)	—
Net proceeds from sales of real estate	—	66,960
Investment in equity interests in unconsolidated joint ventures	(11)	—
Net cash (used in) provided by investing activities	(5,671)	50,200

FINANCING ACTIVITIES
Repayment of mortgages and notes payable	(542)	(654)
Proceeds on revolving credit facility	225,000	—
Payment of deferred financing costs	(32)	—
Proceeds from issuance of common shares, net of costs	(354)	—
Shares used for employee taxes upon vesting of awards	(667)	(101)
Dividends paid to preferred shareholders	(1,675)	(1,675)
Dividends paid to common shareholders	(17,668)	(17,634)
Distributions paid to operating partnership unit holders	(420)	(421)
Net cash provided by (used in) financing activities	203,642	(20,485)

Net change in cash, cash equivalents and restricted cash	208,292	43,591
Cash, cash equivalents and restricted cash at beginning of period	114,552	44,722
Cash, cash equivalents and restricted cash at end of period	$322,844	$88,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $1 and $24 in 2020 and 2019, respectively)	$6,359	$7,296

	As of March 31,
Reconciliation of cash, cash equivalents and restricted cash	2020	2019
Cash and cash equivalents	$320,596	$85,016
Restricted cash and escrows	2,248	3,297
	$322,844	$88,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

RPT Realty, together with our subsidiaries (the “Company” or “RPT”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of open-air shopping destinations principally located in the top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange ("NYSE"). The common shares of beneficial interest of the Company, par value $0.01 per share (the "common share"), are listed and traded on the NYSE under the ticker symbol "RPT". As of March 31, 2020, the Company's portfolio consisted of 49 shopping centers (including five shopping centers owned through a joint venture) (the "aggregate portfolio") representing 11.9 million square feet of gross leaseable area (“GLA”).  As of March 31, 2020, the Company’s pro-rata share of the aggregate portfolio was 94.1% leased.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership” or “OP” which was 97.7% owned by the Company at March 31, 2020 and December 31, 2019), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”). The presentation of consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity. Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss). All intercompany transactions and balances are eliminated in consolidation.

We have elected to be a REIT for federal income tax purposes.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Equity Distribution Agreement

In February 2020, the Company entered into an Equity Distribution Agreement ("Equity Distribution Agreement") pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the three months ended March 31, 2020, we did not issue any common shares through the arrangement. As of March 31, 2020, we have full capacity remaining under the agreement.

Significant Risks and Uncertainties

One of the most significant risks and uncertainties is the potential adverse effect of the current pandemic of the novel coronavirus disease (“COVID-19”). On February 28, 2020, the World Health Organization ("WHO") raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. On March 13, 2020, the United States declared a national emergency with respect to COVID-19. While the Company did not incur significant disruptions to its operations during the first quarter of 2020 from COVID-19, it is unable at this time to reasonably estimate the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business. A number of our tenants have announced temporary closures of their stores and have requested rent relief, most often in the form of rent deferral, which the Company is evaluating on a case-by-case basis. The COVID-19 pandemic has had and will likely to continue to have, repercussions across local, national and global economies and financial markets, including a potential global recession.

COVID-19 may have material and adverse effects on our financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:
•reduced economic activity severely impacting our tenants' businesses, financial condition and liquidity and may cause tenants to be unable to fully meet their obligations to us or to otherwise seek modifications of such obligations, resulting in increases in uncollectible receivables and reductions in rental income;
•the negative financial impact of COVID-19 could impact our future compliance with financial covenants of our credit agreement and other debt agreements, and as a result, our lenders may require us to accelerate the timing of payments which would have a material adverse effect on our business, operations, financial condition and liquidity, unless we obtain waivers or modifications from our lenders; and
•weaker economic conditions could cause us to recognize impairment in the value of our tangible or intangible assets based on the then Company's reasonable assessment.
The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU 2018-13”) which amends Accounting Standards Codification (ASC) 820, Fair Value Measurement. ASU 2018-13 modified the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. This standard became effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The standard became effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB updated ASC Topic 326 “Financial Instruments - Credit Losses” with ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. In addition, in November 2018 the FASB issued ASU 2018-19, which clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The standard became effective for annual periods beginning after December 15, 2019, including interim periods within that fiscal year. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. We are currently evaluating the guidance and have not determined the impact this standard may have on our condensed consolidated financial statements.

In April 2020, the FASB issued a staff question-and-answer ("Q&A") document focused on the application of the lease guidance in ASC 842, Leases, for lease concessions related to the effects of the COVID-19 pandemic. Included in this Q&A, the FASB staff determined that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 and Topic 840 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 and Topic 840 to those contracts.

The FASB also acknowledged that some concessions will provide a deferral of payments with no substantive changes to the consideration in the original contract. The FASB indicated that a deferral affects the timing, but the amount of the consideration is substantially the same as that required by the original contract. The staff expects that there will be multiple ways to account for those deferrals, none of which the staff believes is more preferable than the others. Two of those methods are:
•Account for the concessions as if no changes to the lease contract were made. Under that accounting, a lessor would increase its lease receivable, and a lessee would increase its accounts payable as receivables/payments accrue. In its income statement, a lessor would continue to recognize income, and a lessee would continue to recognize expense during the deferral period.
•Account for the deferred payments as variable lease payments.
In cases where we grant a deferral for future periods as a result of COVID-19, we will account for the concessions as if no changes to the lease contract were made. Under that accounting, we would increase our lease receivable as receivables accrue. In our statement of operations, we would continue to recognize income during the deferral period.

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

For the three months ended March 31, 2020 and 2019, we recorded no impairment provision.

Land available for development includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center or outparcel pad. The viability of all projects under construction or development is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development was $28.7 million and $28.5 million at March 31, 2020 and December 31, 2019, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $11.4 million and $13.8 million at March 31, 2020 and December 31, 2019, respectively. The decrease in construction in progress from December 31, 2019 to March 31, 2020 was due primarily to the completion of ongoing expansion projects.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and probable of closing within one year of the reporting date. As of March 31, 2020, and December 31, 2019, we had no properties and no land parcels classified as held for sale.

3.  Property Acquisitions and Dispositions

Acquisitions

There were no acquisitions in the three months ended March 31, 2020.

Dispositions

There were no dispositions in the three months ended March 31, 2020

4.  Equity Investments in Unconsolidated Joint Ventures

We are an investor in four joint venture agreements: 1) R2G Venture LLC, 2) Ramco/Lion Venture LP, 3) Ramco 450 Venture LLC, and 4) Ramco HHF NP LLC, whereby we own 51.5%, 30%, 20%, and 7%, respectively, of the equity in each joint venture. As of March 31, 2020, our R2G Venture LLC joint venture owned five income-producing shopping centers, and our other three joint ventures did not own any income producing properties. We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	March 31, 2020	December 31, 2019
	(In thousands)
ASSETS
Investment in real estate, net	$231,934	$233,531
Other assets	32,201	27,463
Total Assets	$264,135	$260,994
LIABILITIES AND OWNERS' EQUITY
Total liabilities	$18,032	$15,943
Owners' equity	246,103	245,051
Total Liabilities and Owners' Equity	$264,135	$260,994

RPT's equity investments in unconsolidated joint ventures	$130,602	$130,321

	Three Months Ended March 31,
Statements of Operations	2020	2019
	(In thousands)
Total revenue	$6,032	$794
Total expenses	5,538	396
Net income	$494	$398

RPT's share of earnings from unconsolidated joint ventures	$256	$54

Acquisitions

There was no acquisition activity in the three months ended March 31, 2020 by any of our unconsolidated joint ventures.

Dispositions

There was no disposition activity in the three months ended March 31, 2020 by any of our unconsolidated joint ventures.

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

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Management fees	$233	$27
Leasing fees	118	—
Construction fees	—	24
Total	$351	$51

5.  Debt

The following table summarizes our mortgages, notes payable, revolving credit facility and finance lease obligation as of March 31, 2020 and December 31, 2019:

Notes Payable and Finance Lease Obligation	March 31, 2020	December 31, 2019
	(In thousands)
Senior unsecured notes	$535,000	$535,000
Unsecured term loan facilities	310,000	310,000
Fixed rate mortgages	87,039	87,581
Unsecured revolving credit facility	225,000	—
	1,157,039	932,581
Unamortized premium	1,767	1,995
Unamortized deferred financing costs	(3,630)	(3,768)
Total notes payable	$1,155,176	$930,808

Finance lease obligation	$926	$926

Senior Unsecured Notes

The following table summarizes the Company's senior unsecured notes:

		March 31, 2020		December 31, 2019
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Senior unsecured notes	6/27/2021	$37,000	3.75%	$37,000	3.75%
Senior unsecured notes	6/27/2023	41,500	4.12%	41,500	4.12%
Senior unsecured notes	5/28/2024	50,000	4.65%	50,000	4.65%
Senior unsecured notes	11/18/2024	25,000	4.05%	25,000	4.05%
Senior unsecured notes	6/27/2025	31,500	4.27%	31,500	4.27%
Senior unsecured notes	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes	12/21/2029	20,000	4.72%	20,000	4.72%
Senior unsecured notes	12/27/2029	50,000	4.15%	50,000	4.15%
		$535,000	4.20%	$535,000	4.20%
Unamortized deferred financing costs		(1,423)		(1,460)
	Total	$533,577		$533,540

Unsecured Term Loan Facilities and Revolving Credit Facility

The following table summarizes the Company's unsecured term loan facilities and revolving credit facility:

		March 31, 2020		December 31, 2019
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Unsecured term loan - fixed rate (1)	3/3/2023	$60,000	2.97%	$60,000	2.97%
Unsecured term loan - fixed rate (2)	11/6/2024	50,000	2.46%	50,000	2.91%
Unsecured term loan - fixed rate (3)	2/6/2025	50,000	2.66%	50,000	2.66%
Unsecured term loan - fixed rate (4)	11/6/2026	50,000	2.90%	50,000	3.31%
Unsecured term loan - fixed rate (5)	2/5/2027	100,000	3.25%	100,000	3.25%
		$310,000	2.92%	$310,000	3.06%
Unamortized deferred financing costs		(2,207)		(2,308)
Term loans, net		$307,793		$307,692

Revolving credit facility - variable rate	11/6/2023	$225,000	2.09%	—	2.80%

(1)Swapped to a weighted average fixed rate of 1.77%, plus a credit spread of 1.20%, based on a leverage grid at March 31, 2020.
(2)Swapped to a weighted average fixed rate of 1.26%, plus a credit spread of 1.20%, based on a leverage grid at March 31, 2020.
(3)Swapped to a weighted average fixed rate of 1.46%, plus a credit spread of 1.20%, based on a leverage grid at March 31, 2020.
(4)Swapped to a weighted average fixed rate of 1.30%, plus a credit spread of 1.60%, based on a leverage grid at March 31, 2020.
(5)Swapped to a weighted average fixed rate of 1.65%, plus a credit spread of 1.60%, based on a leverage grid at March 31, 2020.

As of March 31, 2020 we had $225.0 million outstanding under our unsecured revolving credit facility, an increase of $225.0 million from December 31, 2019, as a result of borrowings in March 2020 to strengthen the Company's liquidity position due to the COVID-19 pandemic. After adjusting for outstanding letters of credit issued under our revolving credit facility, not reflected in the accompanying condensed consolidated balance sheets, totaling $0.2 million, we had $124.8 million of unused capacity under our $350.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. Based on our recent borrowings under our revolving credit facility to enhance our liquidity position, our current amount of outstanding indebtedness is close to the maximum permitted amount under the covenants contained in our revolving credit facility, and as a result our ability to retain our outstanding borrowings and utilize the limited remaining amount available under our revolving credit facility would depend on our continued compliance with financial covenants and other terms of our revolving credit agreement, which may be impacted by certain factors including tenant store closures and the nonpayment of rent, unless we obtain waivers or modifications to our loan document covenants. These covenants are generally based on our financial results from the most recently completed four fiscal quarters and, as a result, the impact on these financial covenants from adverse short-term impacts on operating results is partially mitigated by previous and/or subsequent operating results.The interest rate as of March 31, 2020 was 2.09%.

Mortgages

The following table summarizes the Company's fixed rate mortgages:

		March 31, 2020		December 31, 2019
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Bridgewater Falls Shopping Center	2/6/2022	53,137	5.70%	53,423	5.70%
The Shops on Lane Avenue	1/10/2023	28,564	3.76%	28,650	3.76%
Nagawaukee II	6/1/2026	5,338	5.80%	5,508	5.80%
		$87,039	5.07%	$87,581	5.07%
Unamortized premium		1,767		1,995
	Total	$88,806		$89,576

The fixed rate mortgages are secured by properties that have an approximate net book value of $150.1 million as of March 31, 2020.

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

Covenants

Our revolving credit facility, senior unsecured notes and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of March 31, 2020, we were in compliance with these covenants.

Debt Maturities

The following table presents scheduled principal payments on mortgages, notes payable and revolving credit facility as of March 31, 2020:

Year Ending December 31,
(In thousands)
2020 (remaining)	$1,785
2021	39,508
2022	52,397
2023 (1)	354,388
2024	125,879
Thereafter	583,082
Subtotal debt	1,157,039
Unamortized premium	1,767
Unamortized deferred financing costs	(3,630)
Total debt	$1,155,176

(1)Scheduled maturities in 2023 include the $225.0 million balance on the unsecured revolving credit facility drawn as of March 31, 2020. The unsecured revolving credit facility has two six-month extensions available at the Company's option provided compliance with financial covenants is maintained.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

		Total Fair Value	Level 2
	Balance Sheet Location
March 31, 2020		(In thousands)
Derivative assets - interest rate swaps	Other assets	$—	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(15,449)	$(15,449)
December 31, 2019
Derivative assets - interest rate swaps	Other assets	$2,331	$2,331
Derivative liabilities - interest rate swaps	Other liabilities	$(469)	$(469)

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $932.0 million and $832.6 million as of March 31, 2020 and December 31, 2019, respectively, had fair values of approximately $990.6 million and $848.2 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying value of $225.0 million and $100.0 million as of March 31, 2020 and December 31, 2019, respectively.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:

Net Real Estate

Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the three months ended March 31, 2020, we did not incur any impairment for income producing shopping centers that are required to be measured at fair value on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the period.

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations and comprehensive income.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.   Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR rate. At March 31, 2020, all of our hedges were effective.

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

At December 31, 2019, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million and five forward starting interest rate swap agreements for an aggregate notional amount of $150.0 million, converting our floating rate corporate debt to fixed rate debt. Additionally, in February 2020, we entered into four additional interest rate swap agreements for an aggregate notional amount of $100.0 million.

The following table summarizes the notional values and fair values of our derivative financial instruments as of March 31, 2020:

	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
		(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan	Cash Flow	$15,000	2.150%	$(24)	5/2020
Unsecured term loan	Cash Flow	10,000	2.150%	(16)	5/2020
Unsecured term loan	Cash Flow	50,000	1.460%	(35)	5/2020
Unsecured term loan	Cash Flow	20,000	1.498%	(275)	5/2021
Unsecured term loan	Cash Flow	15,000	1.490%	(205)	5/2021
Unsecured term loan	Cash Flow	40,000	1.480%	(541)	5/2021
Unsecured term loan	Cash Flow	60,000	1.770%	(2,580)	3/2023
Unsecured term loan	Cash Flow	30,000	1.260%	(1,208)	11/2024
Unsecured term loan	Cash Flow	10,000	1.259%	(401)	11/2024
Unsecured term loan	Cash Flow	10,000	1.269%	(406)	11/2024
Unsecured term loan	Cash Flow	50,000	1.297%	(2,611)	11/2026
		$310,000		$(8,302)

Derivative Liabilities - Forward Swaps
Unsecured term loan	Cash Flow	25,000	1.310%	(1,075)	1/2025
Unsecured term loan	Cash Flow	25,000	1.324%	(1,092)	1/2025
Unsecured term loan	Cash Flow	50,000	1.382%	(2,322)	1/2027
Unsecured term loan	Cash Flow	25,000	1.398%	(1,177)	1/2027
Unsecured term loan	Cash Flow	25,000	1.402%	(1,481)	1/2027
Total Derivative Liabilities		$460,000		$(15,449)

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2019:

	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	$50,000	1.460%	$42	5/2020
Unsecured term loan	Cash Flow	20,000	1.498%	21	5/2021
Unsecured term loan	Cash Flow	15,000	1.490%	18	5/2021
Unsecured term loan	Cash Flow	40,000	1.480%	52	5/2021
		$125,000		$133
Derivative Assets - Forward Swaps
Unsecured term loan	Cash Flow	25,000	1.310%	311	1/2025
Unsecured term loan	Cash Flow	25,000	1.324%	297	1/2025
Unsecured term loan	Cash Flow	50,000	1.382%	797	1/2027
Unsecured term loan	Cash Flow	25,000	1.398%	381	1/2027
Unsecured term loan	Cash Flow	25,000	1.402%	412	1/2027
Total Derivative Assets		$275,000		$2,331

Derivative Liabilities
Unsecured term loan	Cash Flow	$15,000	2.150%	$(26)	5/2020
Unsecured term loan	Cash Flow	10,000	2.150%	(17)	5/2020
Unsecured term loan	Cash Flow	60,000	1.770%	(426)	3/2023
Total Derivative Liabilities		$85,000		$(469)

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2020 and 2019 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019		2020	2019
	(In thousands)			(In thousands)
Interest rate contracts - assets	$(2,345)	$(1,988)	Interest Expense	$14	$449
Interest rate contracts - liabilities	(15,039)	—	Interest Expense	59	—
Total	$(17,384)	$(1,988)	Total	$73	$449

8. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at March 31, 2020, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2020 (remaining)	$117,448
2021	143,081
2022	121,427
2023	100,704
2024	82,238
Thereafter	269,735
Total	$834,633

We recognized rental income related to variable lease payments of $11.3 million and $13.7 million for the three months ended March 31, 2020 and 2019, respectively.

Substantially all of the assets included as Income producing properties, net on the condensed consolidated balance sheets, relate to our portfolio of wholly owned shopping centers, in which we are the lessor under operating leases with our tenants. As of March 31, 2020, the Company’s aggregate portfolio was 94.1% leased.

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

The components of lease expense were as follows:

		Three Months Ended March 31,
Statements of Operations	Classification	2020	2019
		(In thousands)
Operating ground lease cost	Non-recoverable operating expense	$291	$291
Operating administrative lease cost	General and administrative expense	148	233
Finance lease cost	Interest Expense	12	13

Supplemental balance sheet information related to leases is as follows:

Balance Sheet	Classification	March 31, 2020	December 31, 2019
		(In thousands)
ASSETS
Operating lease assets	Operating lease right-of-use assets	$19,064	$19,222
Finance lease asset	Land	13,249	13,249
Total leased assets		$32,313	$32,471

LIABILITIES
Operating lease liabilities	Operating lease liabilities	$18,092	$18,181
Finance lease liability	Finance lease liability	926	926
Total lease liabilities		$19,018	$19,107

Weighted Average Remaining Lease Terms
Operating leases		70 years	70 years
Finance lease		13 years	13 years
Weighted Average Incremental Borrowing Rate
Operating leases		6.07%	6.06%
Finance lease		5.23%	5.23%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$370	$434
Operating cash flows from finance lease	—	—
Financing cash flows from finance lease	—	—

Maturities of lease liabilities as of March 31, 2020 were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Lease
	(In thousands)
2020 (remaining)	$1,092	$100
2021	1,469	100
2022	1,482	100
2023	1,495	100
2024	1,118	100
Thereafter	95,478	800
Total lease payments	$102,134	$1,300
Less imputed interest	(84,042)	(374)
Total	$18,092	$926

9.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except per share data)
Net income	$342	$10,693
Net income attributable to noncontrolling interest	(8)	(250)
Allocation of income to restricted share awards	(136)	(132)
Income attributable to RPT	198	10,311
Preferred share dividends	(1,675)	(1,675)
Net income available to common shareholders - Basic and Diluted	$(1,477)	$8,636

Weighted average shares outstanding, Basic	79,909	79,744
Restricted stock awards using the treasury method (1)	—	187
Weighted average shares outstanding, Diluted	79,909	79,931

Income per common share, Basic	$(0.02)	$0.11
Income per common share, Diluted	$(0.02)	$0.11

(1)Restricted stock awards are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Three Months Ended March 31,
	2020		2019
	Outstanding	Convertible	Outstanding	Convertible
Operating Partnership Units	1,909	1,909	1,909	1,909
Series D Preferred Shares	1,849	7,014	1,849	6,891
Restricted Stock Awards	1,061	445	—	—
	4,819	9,368	3,758	8,800

10.  Share-based Compensation Plans

As of March 31, 2020, we have two share-based compensation plans in effect: 1) the 2019 Omnibus Long-Term Incentive Plan (“2019 LTIP”) and 2) the Inducement Incentive Plan (“Inducement Plan”). On April 29, 2019, our shareholders approved the 2019 LTIP, which replaced the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”). The 2019 LTIP is administered by the compensation committee of the Board (the “Compensation Committee”). The 2019 LTIP provides for the award to our trustees, officers, employees and other service providers of restricted shares, restricted share units, options to purchase shares, share appreciation rights, unrestricted shares, and other awards to acquire up to an aggregate of 3.5 million common shares of beneficial interest plus any shares that become available under the 2012 LTIP as a result of the forfeiture, expiration or cancellation of outstanding awards or any award settled in cash in lieu of shares under such plan. As of March 31, 2020, there were 2.8 million shares of beneficial interest available for issuance under the 2019 LTIP. The Inducement Plan was approved by the Board in April 2018 and under such plan the Compensation Committee may grant, subject to any Company performance conditions as specified by the Compensation Committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement to the individual's entry into employment with the Company. The Inducement Plan allows us to issue up to 6.0 million common shares of beneficial interest, of which 5.0 million remained available for issuance as of March 31, 2020; however, we do not intend to make further awards under the Inducement Plan following adoption of the 2019 LTIP.

As of March 31, 2020, we had 276,753 unvested service-based share awards outstanding under the 2019 LTIP, 145,952 unvested service-based share awards outstanding under the Inducement Plan, and 157,811 unvested service-based share awards outstanding under the 2012 LTIP.  These awards have various expiration dates through March 2023.

During the three months ended March 31, 2020, we granted the following awards:

•211,769 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and
•performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards to employees vest over three years or five years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year. We recognized expense related to service-based restricted share grants of $0.8 million for both the three months ended March 31, 2020 and March 31, 2019.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. Compensation benefit related to the cash awards was $0.3 million for both the three months ended March 31, 2020 and March 31, 2019. The weighted average assumptions used in the Monte Carlo simulation models are summarized in the following table:

	March 31, 2020	December 31, 2019
Closing share price	$6.03	$15.04
Expected dividend rate	14.6%	5.9%
Expected stock price volatility	47.7%	22.6%
Risk-free interest rate	0.2%	1.6%
Expected life (years)	1.75	2.00

The Company also determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was $0.6 million and $0.5 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The fair value of each grant for the reported periods is estimated on the date of grant using the Monte Carlo simulation model using the weighted average assumptions noted in the following table:

	Three Months Ended March 31,
	2020	2019
Closing share price	$13.09	$12.05
Expected dividend rate	6.7%	7.3%
Expected stock price volatility	23.3%	22.9%
Risk-free interest rate	0.9%	2.5%
Expected life (years)	2.85	2.85

We recognized total share-based compensation expense of $1.1 million and $1.0 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

As of March 31, 2020, we had $9.2 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 2.3 years.

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

As of March 31, 2020, we had a federal and state deferred tax asset of $7.6 million and a valuation allowance of $7.6 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

Income tax provisions recorded for the three months ended March 31, 2020 and 2019 were negligible.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

12.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of March 31, 2020, we had entered into agreements for construction costs of approximately $5.7 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. We are not aware of any matters that would have a material effect on our condensed consolidated financial statements.

Development Obligations

As of March 31, 2020, the Company has $2.2 million of development related obligations that require annual payments through December 2043.

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

Since the onset of COVID-19, the Company has received rent relief requests, most often in the form of rent deferral requests. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Though the outcome of tenant negotiations will vary tenant to tenant, the Company has entered and continues to expect that it will enter into rent relief agreements, such as agreements granting deferral of lease payments, with those tenants whose operations have been significantly impacted by COVID-19.

In May, in order to maintain the Company’s liquidity position and maximize flexibility, the Company’s Board of Trustees has temporarily suspended the quarterly common dividend to retain cash. The Board of Trustees will continue to evaluate the Company’s dividend policy based upon the Company’s financial performance and economic outlook and, at a later date, intends to reinstate the quarterly common dividend of at least the amount required to continue qualifying as a REIT for U.S. federal income tax requirements.

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

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to predict or control. Currently, one of the most significant factors is the potential adverse effect of the current COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and our tenants (including their ability to timely make rent payments), the real estate market (including the local markets where our properties are located), the financial markets and general global economy as well as the potential adverse impact on our ability to enter into new leases or renew leases with existing tenants on favorable terms or at all. The impact COVID-19 has, and will continue to have, on the Company and its tenants is highly uncertain, cannot be predicted and will vary based upon the duration, magnitude and scope of the COVID-19 pandemic as well as the actions taken by federal, state and local governments to mitigate the impact of COVID-19, including social distancing protocols, restrictions on business activities and “shelter-in-place” and “stay at home” mandates. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; the cost and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; risks associated with bankruptcies or insolvencies or general downturn in the businesses of tenants; the potential adverse impact from tenant defaults generally or from the unpredictability of the business plans and financial condition of the Company's tenants, which are heightened as a result of the COVID-19 pandemic; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q, which you should interpret as being heightened as a result of the numerous and ongoing adverse impacts of COVID-19. Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the NYSE. The common shares of beneficial interest of the Company, par value $0.01 per share, are listed and traded on the NYSE under the ticker symbol “RPT”. As of March 31, 2020, the Company's portfolio consisted of 49 shopping centers (including five shopping centers owned through our joint venture, R2G Venture LLC “R2G”) representing 11.9 million square feet square feet of GLA.  As of March 31, 2020, the Company’s pro-rata share of the aggregate portfolio was 94.1% leased.

Impact of COVID-19

The Company is closely monitoring the COVID-19 pandemic, including the impact on our business, our tenants, our vendors and our partners. The following summary is intended to provide shareholders with information pertaining to the impacts of the COVID-19 pandemic on the Company’s business and management’s strategy and actions to respond to these impacts. Unless otherwise specified, the statistical and other information regarding the Company’s portfolio and tenants included in this subsection are based on information available to the Company and includes its consolidated properties and its pro-rata share of unconsolidated joint ventures. Due to the uncertainty and rapidly changing nature of the COVID-19 situation, the Company anticipates that any such statistics and information will potentially change significantly. As a result, the information provided may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the second quarter of 2020 and future periods.

The spread of COVID-19 has caused significant market volatility and adverse impacts on the U.S. retail market, the U.S. economy, the global economy, and financial markets. In order to mitigate the spread of COVID-19, federal, state and local governments have issued recommendations and mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay at home” orders and social distancing protocols. These measures have impacted our tenants in various ways based upon their business classifications. For example, many jurisdictions have permitted only "essential" businesses to continue to fully operate, have required all "non-essential" businesses to cease operations and have limited restaurants to take-out and delivery services. While the Company is actively monitoring each jurisdiction's opening plans, it is impossible to predict when restrictions will be lifted or relaxed, when tenants will re-open or what restrictions will remain in place when re-opening occurs, how such re-opening restrictions will continue to impact the business of our tenants and whether consumer demand and spending will return to the same levels prior to the COVID-19 outbreak. COVID-19 has impacted the Company's properties and tenants by these and other factors as follows:
•100% of the Company’s 49 shopping centers remain open and operating.
•As of May 8, 2020, approximately 57.8% of contractual base rent and recoverable expense reimbursements were received for the month of April.
•As of May 7, 2020, approximately 53.1% of the Company’s tenants (based on ABR) are open and operating.
•As of March 31, 2020, approximately 46.5% of the Company’s ABR is from tenants which are comprised of essential businesses that we believe provide essential goods and services, operate as quick-service or fast casual restaurants or are of investment grade quality. Of these tenants, approximately 73.3% were open and operating as of May 7, 2020 and 82.7% paid April rent through May 8, 2020.
•As of May 7, 2020, approximately 48.5% of the Company's tenants (based on ABR) requested rent relief, which the Company is evaluating on a case-by-case basis.
•As of May 7, 2020, 121 of the Company's tenants have been granted relief in the form of rent deferrals totaling $3.8 million and six tenants have been granted rent abatements totaling less than $0.1 million.
•As of March 31, 2020, 66.9% of the Company's properties by ABR had a grocery or grocer component and over 86.6% of ABR stemmed from national or regional tenants.

The Company has taken a number of proactive measures to maintain the strength of its business and manage the impact of COVID-19 on the Company’s operations and liquidity, including the following:
•The health and safety of our employees and their families, our tenants and our shopping center customers is our priority. Employees were required to work from home pursuant to the Company's pre-existing work-from-home infrastructure already in-place, mitigating concerns regarding the loss of employee productivity, cybersecurity concerns, and greater difficulty in maintaining internal controls over financial reporting.
•The Company maintains continuous communication with its tenants and is providing resources and assisting tenants in identifying local, state and federal aid that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.
•The Company completed a workforce reduction and instituted temporary compensation reductions for the executive officers ranging from 10% to 20% of their annual base salaries. Certain executive officers also agreed to further reductions of 10% to 20% of their annual base salaries in exchange for restricted common shares with an equal value.
•To enhance its liquidity position and maintain financial flexibility, the Company borrowed $225.0 million on its unsecured revolving credit facility in March 2020.
•As of March 31, 2020, the Company had approximately $322.8 million in cash, cash equivalents and restricted cash.
•The Company has taken proactive measures to manage liquidity, by suspending the Company’s acquisition and disposition activity until further notice with no transactions made since December 31, 2019. We have suspended all new development and redevelopment project starts until further notice and currently have no committed development or redevelopment projects in progress. Further, the Company started deferring all but essential maintenance capital expenditures in early March. We now estimate our capital expenditures for 2020 will range between $20.0 million to $25.0 million. Our original range of capital expenditures was $40.0 million to $50.0 million for the full year.
•In light of the disruption caused by the COVID-19 pandemic, the Board of Trustees has temporarily suspended the quarterly common dividend to retain cash. The Board of Trustees will continue to evaluate the Company's dividend policy based upon the Company's financial performance and economic outlook and, at a later date, intends to reinstate the quarterly common dividend of at least the amount required to continue qualifying as a REIT for U.S. federal income tax requirements.
•We paid our first quarter dividend in the amount of $19.4 million on April 1, 2020, to shareholders of record as of March 20, 2020.

The Company’s predominant source of revenue is from rents and reimbursable expenses received from tenants pursuant to lease agreements. Therefore, the Company’s financial results may be adversely impacted in the event our tenants are unable to make rental payments due to the COVID-19 pandemic. The ability of tenants to pay rent is highly uncertain and cannot be predicted based upon the uncertainty surrounding the magnitude, duration and scope of the COVID-19 pandemic. The Company also experienced a slow-down in leasing activity during March 2020 caused by uncertainty and tenant concern related to the COVID-19 pandemic. While January 2020 and February 2020 leasing activity was relatively consistent with historical levels, the volume of new leasing activity has since slowed. As a result, the full impact of COVID-19 on our business is currently unknown. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to tenant bankruptcies, rejection of tenant leases in bankruptcy, difficulties in renewing or re-leasing retail space, difficulties in accessing capital, impairment of the Company’s assets and other effects that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to shareholders. See “Risk Factors” in this report.

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

Key methods to achieve our long-term strategy:
•Deliver above average relative shareholder return and generate outsized consistent and sustainable Consolidated Same Property Net Operating Income (“Same Property NOI”) and Operating Funds from Operations (“Operating FFO”) per share growth;
•Evaluate selective redevelopment projects with significant pre-leasing for which we expect to achieve attractive returns on investment;
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

The following table summarizes our consolidated operating portfolio by market as of March 31, 2020:

Market Summary
MSA	Number of Properties	GLA (in thousands)	Leased %	Occupied %	ABR/SF	% of ABR
Top 40 MSAs:
Atlanta	3	527	96.5%	95.8%	$12.16	3.7%
Austin	1	76	96.3%	96.3%	25.90	1.2%
Baltimore	1	252	96.3%	96.3%	9.79	1.4%
Chicago	4	767	85.8%	85.4%	14.81	5.9%
Cincinnati	3	1,263	94.5%	92.9%	15.93	11.4%
Columbus	2	435	92.7%	89.0%	18.07	4.3%
Denver	1	504	89.0%	88.6%	19.97	5.4%
Detroit	9	2,317	96.2%	96.0%	14.79	19.6%
Indianapolis	1	251	95.7%	87.9%	14.05	1.9%
Jacksonville	2	756	93.1%	93.1%	16.99	7.3%
Miami	6	1,035	92.7%	91.7%	16.72	7.4%
Milwaukee	2	546	91.7%	91.1%	12.59	3.8%
Minneapolis	2	445	89.8%	89.8%	25.48	6.2%
Nashville	1	633	97.9%	97.2%	13.41	5.0%
St. Louis	4	827	95.4%	95.4%	14.47	6.2%
Tampa	4	751	99.2%	98.2%	12.80	5.7%
Top 40 MSA subtotal	46	11,386	94.1%	93.3%	$15.44	96.4%
Non Top 40 MSA	3	516	92.7%	92.7%	12.40	3.6%
Total	49	11,902	94.1%	93.3%	$15.30	100.0%

We accomplished the following activity during the three months ended March 31, 2020:

Leasing Activity

Our properties reported the following leasing activity, which is shown at pro-rata except for number of leasing transactions and square feet:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	32	497,512	$12.31	$11.59	$0.04	$0.00
New Leases - Comparable	4	8,120	$32.12	$30.54	$50.55	$18.09
New Leases - Non-Comparable (4)	10	52,242	$21.90	N/A	$65.57	$11.01
Total	46	557,874	$13.50	N/A	$6.93	$1.30

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

The Company also experienced a slow-down in leasing activity during March 2020 caused by uncertainty and tenant concern related to the COVID-19 pandemic. While January 2020 and February 2020 leasing activity was relatively consistent with historical levels, the volume of new leasing activity with respect to newly-leased space has since slowed.

Investing Activity

At March 31, 2020, we have one property where there is a pad development or GLA expansion that has an aggregate estimated cost of $2.9 million, of which $0.2 million remains to be invested. This project is expected to stabilize over the next nine months.

Financing Activity

Debt
As of March 31, 2020, we had net debt of $831.6 million, reflecting net debt to total market capitalization of 60.1% as compared to 44.8% at March 31, 2019. Net debt decreased by $43.7 million compared to March 31, 2019, primarily as a result of debt repayments and an increase in cash and cash equivalents from proceeds received upon the contribution of properties to the newly formed R2G Venture LLC joint venture.
Equity

In February 2020, the Company entered into an Equity Distribution Agreement ("Equity Distribution Agreement") pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the three months ended March 31, 2020, we did not issue any common shares through the arrangement. As of March 31, 2020, we have full capacity remaining under the agreement. The sale of such shares issuable pursuant to the Equity Distribution Agreement was registered with the SEC pursuant to a prospectus supplement filed in February 2020 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3 (No. 333-232007) which was filed with the SEC in June 2019.

Land Available for Development

At March 31, 2020, our three largest development sites are Hartland Towne Square, Lakeland Park Center and Parkway Shops. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to risks such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

The Company started deferring all but essential maintenance capital expenditures in early March 2020 in response to the COVID-19 pandemic.

Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended December 31, 2019, contains a description of our critical accounting policies, including policies for the initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.

As discussed above, the COVID-19 pandemic has impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located, and accordingly, our tenants may be unable to operate their businesses, maintain profitability and make timely rental payments to the Company under their leases. Under such circumstances it is possible our estimates for rental income not probable of collection for future periods may be higher than our recent historical trends. Also, the worsening of estimated future cash flows could result in the recognition of an impairment charge on certain of the Company’s long-lived assets. Management does not believe that the value of any of the Company’s real estate investments was impaired as of March 31, 2020.

In April 2020, the Financial Accounting Standards Board (“FASB”) issued a staff question-and-answer document (“Q&A”) focused on the application of the lease guidance in ASC 842, Leases, for lease concessions related to the effects of the COVID-19 pandemic. Included in this Q&A, the FASB staff determined that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 and Topic 840 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 and Topic 840 to those contracts.

The FASB also acknowledged that some concessions would provide a deferral of payments with no substantive changes to the consideration in the original contract. The FASB indicated that a deferral affects the timing, but the amount of the consideration is substantially the same as that required by the original contract. In cases where we grant a deferral for future periods, as a result of COVID-19, we will account for the concessions as if no changes to the lease contract were made. Under that accounting, we would increase our lease receivable as receivables accrue. In our income statement, we would continue to recognize income during the deferral period.

Comparison of three months ended March 31, 2020 to March 31, 2019

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the three months ended March 31, 2020 as compared to the same period in 2019:

	Three Months Ended March 31,
	2020	2019	Dollar Change	Percent Change
	(In thousands)
Total revenue	$52,876	$59,708	$(6,832)	(11.4)%
Real estate taxes	8,151	9,822	(1,671)	(17.0)%
Recoverable operating expense	5,979	6,681	(702)	(10.5)%
Non-recoverable operating expense	2,277	2,490	(213)	(8.6)%
Depreciation and amortization	20,848	19,219	1,629	8.5%
Transaction costs	174	—	174	NM
General and administrative expense	6,222	6,066	156	2.6%
Gain on sale of real estate	—	5,702	(5,702)	NM
Earnings from unconsolidated joint ventures	256	54	202	NM
Interest expense	9,401	10,349	(948)	(9.2)%
Preferred share dividends	1,675	1,675	—	—%

NM - Not meaningful

Total revenue for the three months ended March 31, 2020 decreased $6.8 million, or (11.4)%, from the same period in 2019. The decrease is primarily due to the following:
•$5.9 million decrease related to properties that were contributed to the R2G Venture LLC joint venture (“R2G”) during the fourth quarter of 2019; and
•$0.8 million decrease related to the net impact of properties sold during the first quarter of 2019 and acquired during the fourth quarter of 2019.

Real estate tax expense for the three months ended March 31, 2020 decreased $1.7 million, or (17.0)% from the same period in 2019, primarily due to properties contributed to the R2G during the fourth quarter of 2019 and properties sold during the first quarter of 2019, as well as lower net expense at our existing properties.

Recoverable operating expense for the three months ended March 31, 2020 decreased $0.7 million, or (10.5)% from the same period in 2019, primarily due to properties contributed to the R2G during the fourth quarter of 2019 and properties sold during the first quarter of 2019.

Non-recoverable operating expense for the three months ended March 31, 2020 decreased $0.2 million, or (8.6)% from the same period in 2019, primarily due to lower net expense at our existing properties.

Depreciation and amortization expense for the three months ended March 31, 2020 increased $1.6 million, or 8.5%, from the same period in 2019.  The increase is primarily a result of higher asset write offs in the current period for tenant lease terminations prior to their original estimated term and higher expense at our existing centers.

During the three months ended March 31, 2020, the Company recorded transaction costs of $0.2 million related to legal and professional fees associated with a potential acquisition and the potential sale of a center that were abandoned during the current period.

General and administrative expense for the three months ended March 31, 2020 increased $0.2 million, or 2.6%, from the same period in 2019.  The net increase is primarily a result of higher wages and payroll related expenses.

The Company had gains on real estate disposals of $5.7 million during the three months ended March 31, 2019, generated from two shopping centers and one land parcel.

Earnings from unconsolidated joint ventures for the three months ended March 31, 2020 increased $0.2 million from the same period in 2019 primarily due to the R2G Venture LLC joint venture which was formed in the fourth quarter of 2019.

Interest expense for the three months ended March 31, 2020 decreased $0.9 million, or (9.2)% from the same period in 2019, primarily as a result of a 2.2% decrease in our average outstanding debt. The decline in our average outstanding debt is the result of using proceeds from asset sales in the first quarter of 2019 to redeem our junior subordinated notes in the second quarter of 2019. Going forward, we expect an increase in interest expense due to the borrowings made under our unsecured revolving credit facility in March 2020.

The comparability of the Company’s results of operations for the three months ended March 31, 2020 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

Liquidity and Capital Resources

Our primary uses of capital include principal and interest payments on our outstanding indebtedness, ongoing capital expenditures such as leasing capital expenditures and building improvements, shareholder distributions, operating expenses of our business, debt maturities, acquisitions and discretionary capital expenditures such as targeted remerchandising, expansions, redevelopment and development. We generally strive to cover our principal and interest payments, operating expenses, shareholder distributions, and ongoing capital expenditures from cash flow from operations, although from time to time we have borrowed or sold assets to finance a portion of those uses. We believe the combination of cash flow from operations, cash balances, favorable relationships with our lenders, issuance of long-term debt, property dispositions, reducing our planned capital expenditures, suspension of our quarterly dividend and issuance of equity securities will provide adequate capital resources to fund all of our expected uses over at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given. As discussed above, the COVID-19 pandemic outbreak has adversely impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located. The effects of COVID-19 and attempts to mitigate its outbreak have had an adverse impact on our short-term cash flow due to a significant number of tenants not paying rent for April and could continue to have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our tenants’ businesses, financial condition and liquidity and may cause certain tenants to be unable to meet their obligations to us in full. Nonpayment of rent or closures by our tenants of their stores could reduce our cash flows, which would adversely impact our liquidity and the achievement of our financial forecast.

We believe our current capital structure provides us with the financial flexibility to fund our current capital needs. We intend to continue to enhance our financial and operational flexibility by extending the duration of our debt, laddering our debt maturities, expanding our unencumbered asset base, and improving our leverage profile. In addition, we believe we have access to multiple forms of capital which includes unsecured corporate debt, secured mortgage debt, and preferred and common equity. However, there can be no assurances in this regard and additional financing and capital may not ultimately be available to us going forward, on favorable terms or at all.

At March 31, 2020 and 2019, we had $322.8 million and $88.3 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash generally consists of funds held in escrow by lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of March 31, 2020, we had no debt maturing for the remainder of 2020, and we had $124.8 million of unused capacity under our $350.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. Based on our recent borrowings under our revolving credit facility to enhance our liquidity position, our current amount of outstanding indebtedness is close to the maximum permitted amount under the covenants contained in our revolving credit facility, and as a result our ability to retain our outstanding borrowings and utilize the limited remaining amount available under our revolving credit facility would depend on our continued compliance with financial covenants and other terms of our revolving credit agreement, which may be impacted by certain factors including tenant store closures and the nonpayment of rent, unless we obtain waivers or modifications to our loan document covenants. These covenants are generally based on our financial results from the most recently completed four fiscal quarters and, as a result, the impact on these financial covenants from adverse short-term impacts on operating results is partially mitigated by previous and/or subsequent operating results.

Our long-term, post-COVID-19 pandemic, liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land and discretionary capital expenditures. We continually search for investment opportunities that may require additional capital and/or liquidity. We will continue to pursue the strategy of selling non-core properties or land that no longer meet our investment criteria. Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales. We anticipate using net proceeds from the sale of properties or land to reduce outstanding debt and support current and future growth oriented initiatives. To the extent that asset sales are not sufficient to meet our long-term liquidity needs, we expect to meet such needs by raising debt or issuing equity.

We have on file with the SEC an automatic shelf registration statement relating to the offer and sale of an indeterminable amount of debt securities, preferred shares, common shares, depository shares, warrant and rights. From time to time, we may issue securities under this registration statement for working capital and other general corporate purposes.

For the three months ended March 31, 2020, our cash flows were as follows compared to the same period in 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$10,321	$13,876
Net cash (used in) provided by investing activities	$(5,671)	$50,200
Net cash provided by (used in) financing activities	$203,642	$(20,485)

Operating Activities

Net cash provided by operating activities decreased $3.6 million in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the following:
•Impact of shopping centers sold and contributed to R2G in 2019; partially offset by
•Higher operating income at existing centers; and
•Reduction in interest expense.

Investing Activities

Net cash used by investing activities was $(5.7) million in the three months ended March 31, 2020, compared to net cash provided by investing activities of $50.2 million for the same period in 2019. The $55.9 million change in net cash provided by (used in) investing activities was primarily due to the following:
•Net proceeds from the sale of real estate decreased $67.0 million; partially offset by
•Development and capital improvements decreased $12.3 million.

At March 31, 2020, we had one property where there is a pad development or GLA expansion that has an aggregate estimated cost of $2.9 million, of which $0.2 million remains to be invested. This project is expected to stabilize over the next nine months.

Financing Activities

Net cash provided by financing activities was $203.6 million in the three months ended March 31, 2020, compared to net cash used by investing activities of $(20.5) million in 2019. The $224.1 million was primarily the result of net borrowings on our revolving credit facility in 2020.

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

On February 13, 2020, our Board of Trustees declared a quarterly cash dividend of $0.22 per common share to shareholders of record as of March 20, 2020.  Additionally, we declared a quarterly cash dividend of $0.90625 per Series D Cumulative Convertible Perpetual Preferred Share to preferred shareholders of record as of March 20, 2020. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT. On an annualized basis, our current dividend is above our estimated minimum required distribution.  Distributions paid by us are generally expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources are used.  Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings.  During the three months ended March 31, 2020, the sum of our principal and interest payments, operating expenses, shareholder distributions and ongoing capital expenditures exceeded our cash flow from operations by $11.2 million, and we used other sources of liquidity, including a portion of the proceeds from asset sales, to meet our cash requirements. The $11.2 million shortfall was primarily the result of our quarterly shareholder distribution exceeding our cash flow from operations for the three months ended March 31, 2020. In light of the disruption caused by the COVID-19 pandemic, the Board of Trustees temporarily suspended the quarterly common dividend to retain cash. The Board of Trustees will continue to evaluate the Company’s dividend policy based upon the Company's financial performance and economic outlook and, at a later date, intends to reinstate the quarterly common dividend of at least the amount required to continue qualifying as a REIT for U.S. federal income tax requirements.

In February 2020, the Company entered into an Equity Distribution Agreement ("Equity Distribution Agreement") pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time, in "at-the-market" offerings as defined in Rule 415 of the Securities Act. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the three months ended March 31, 2020, we did not issue any common shares through the arrangement. As of March 31, 2020, we have full capacity remaining under the agreement. The sale of such shares issuable pursuant to the Equity Distribution Agreement was registered with the SEC pursuant to a prospectus supplement filed in February 2020 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3 (No. 333-232007) which was filed with the SEC in June 2019.

Debt

At March 31, 2020, we had $1.2 billion of debt outstanding consisting of $535.0 million in senior unsecured notes, $310.0 million of unsecured term loan facilities, $87.0 million of fixed rate mortgage loans encumbering certain properties, and $225.0 million of borrowings on our revolving credit facility.

In addition, we have eleven interest rate swap agreements in effect for an aggregate notional amount of $310.0 million and five forward starting interest rate swap agreements for an aggregate notional amount of $150.0 million converting our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at March 31, 2020, we had $225.0 million of variable rate debt outstanding.

Our revolving credit facility, senior unsecured notes and term loan facilities contain representations, warranties and covenants, and events of default. These include financial covenants such as total leverage, fixed charge coverage ratio, unsecured leverage ratio, tangible net worth and various other calculations, which are detailed in the specific agreements governing our indebtedness, many of which are exhibits to our most recent Annual Report on Form 10-K. Additionally, our senior unsecured notes only permit us to include an unencumbered real estate asset in the measurement of our unsecured leverage ratio if such asset satisfies 80% and 85% occupancy tests for the prior quarter. Such occupancy tests are generally based on the percentage of tenants operating, paying rent and not otherwise in default based on leases requiring current rental payments. As a result of the various uncertainties and factors surrounding COVID-19 and temporary government mandated “shelter-in-place” or “stay at home” orders which have required our tenants to temporarily close for business or request temporary rent relief, we may be unable to comply with our loan covenants. If we are not able to maintain compliance with our covenants or obtain waivers or modifications, our lenders and note holders of our unsecured debt would have the right to accelerate payment, including make whole payments where applicable, which would have a material adverse impact on our financial condition. We are closely monitoring the impact of COVID-19 on our business and intend to operate in compliance with these covenants or seek to obtain waivers or modifications to these covenants to enable us to maintain compliance.

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

As of March 31, 2020, our investments in unconsolidated joint ventures were approximately $130.6 million representing our ownership interest in four joint ventures. We account for these entities under the equity method. Refer to Note 4 Equity Investments in Unconsolidated Joint Ventures of the notes to the condensed consolidated financial statements for more information.

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

Contractual Obligations

The following are our contractual cash obligations as of March 31, 2020:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$9,031	$1,785	$4,785	$1,810	$651
Payments due at maturity	1,148,008	—	441,508	306,500	400,000
Total mortgages and notes payable (2)	1,157,039	1,785	446,293	308,310	400,651
Interest expense (3)	214,928	30,896	109,922	44,222	29,888
Finance lease (4)	1,300	100	300	200	700
Operating leases	100,228	1,092	4,447	1,974	92,715
Construction commitments	5,712	5,712	—	—	—
Development obligations (5)	2,842	431	611	382	1,418
Total contractual obligations	$1,482,049	$40,016	$561,573	$355,088	$525,372

(1)Amounts represent balance of obligation for the remainder of 2020.
(2)Excludes $1.8 million of unamortized mortgage debt premium and $3.6 million in net deferred financing costs.
(3)Variable-rate debt interest is calculated using rates at March 31, 2020.
(4)Includes interest payments associated with the finance lease obligation of $0.4 million.
(5)Includes interest payments associated with the development obligations of $0.6 million.

At March 31, 2020, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

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

Construction Costs

In connection with the pad development and expansion of various shopping centers as of March 31, 2020, we have entered into agreements for construction activities with an aggregate remaining cost of approximately $5.7 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our pad development and expansion projects currently in process.

For the remainder of 2020, we anticipate spending between $15.0 million and $20.0 million for capital expenditures, of which $5.7 million is reflected in the construction commitments in the contractual obligations table. The total anticipated spending relates to leasing capital expenditures and essential building improvements. Estimates for future spending will change as new projects are approved and will depend on the continuing impact of the COVID-19 impact among other factors.

Capitalization

At March 31, 2020 our total market capitalization was $1.4 billion. The table below reconciles total debt to net debt and sets forth our calculation of our total market capitalization as of March 31, 2020 and 2019:

	March 31,
	2020	2019
	(In thousands)
Notes payable, net	$1,155,176	$962,433
Add: Unamortized premiums and deferred financing costs	1,863	172
Finance lease obligation	926	975
Cash, cash equivalents and restricted cash	(322,844)	(88,313)
Pro-rata share of unconsolidated entities cash, cash equivalents and restricted cash	(3,537)	—
Net debt(1)	$831,584	$875,267

Common shares outstanding	79,969	79,757
Operating Partnership Units outstanding	1,909	1,909
Restricted share awards (treasury method)	445	187
Total common shares and equivalents	82,323	81,853
Market price per common share (at March 31, 2020 and 2019)	$6.03	$12.01
Equity market capitalization	$496,408	$983,055

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849	1,849
Market price per convertible preferred share (at March 31, 2020 and 2019)	$30.60	$50.56
Convertible perpetual preferred shares (at market)	$56,579	$93,485

Total market capitalization	$1,384,571	$1,951,807

Net debt to total market capitalization	60.1%	44.8%

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

At March 31, 2020, the non-controlling interest in the Operating Partnership was approximately 2.3%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all non-controlling interest OP units, there would have been approximately 81.9 million common shares of beneficial interest outstanding at March 31, 2020, with a market value of approximately $493.7 million.

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

The following table illustrates the calculations of FFO and Operating FFO:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except per share data)
Net income	$342	$10,693
Net income attributable to noncontrolling partner interest	(8)	(250)
Preferred share dividends	(1,675)	(1,675)
Net (loss) income available to common shareholders	(1,341)	8,768
Adjustments:
Rental property depreciation and amortization expense	20,720	19,122
Pro-rata share of real estate depreciation from unconsolidated joint ventures (6)	1,412	14
Gain on sale of depreciable real estate	—	(5,702)
FFO available to common shareholders	20,791	22,202
Noncontrolling interest in Operating Partnership (1)	8	250
Preferred share dividends (assuming conversion) (2)	1,675	1,675
FFO available to common shareholders and dilutive securities	22,474	24,127

Severance expense (3)	62	98
Executive management reorganization, net (3) (4)	—	(252)
Transaction costs (5)	174	—
Insured expenses, net	60	—
Pro-rata share of acquisition costs from unconsolidated joint ventures (6)	617	—
Bond interest proceeds (7)	(213)	—
Operating FFO available to common shareholders and dilutive securities	$23,174	$23,973

Weighted average common shares	79,909	79,744
Shares issuable upon conversion of Operating Partnership Units (1)	1,909	1,909
Dilutive effect of restricted stock	445	187
Shares issuable upon conversion of preferred shares (2)	7,014	6,891
Weighted average equivalent shares outstanding, diluted	89,277	88,731

Diluted (loss) earnings per share	$(0.02)	$0.11
Per share adjustments for FFO available to common shareholders and dilutive securities	0.27	0.16
FFO available to common shareholders and dilutive securities per share, diluted	$0.25	$0.27

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	0.01	—
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.26	$0.27

(1)The total noncontrolling interest reflects OP units convertible on a one-of-one basis into common shares.
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
(4)1Q19 is largely comprised of a performance award benefit related to the Company's former chief executive officer.
(5)Costs associated with a terminated acquisition and a terminated disposition.
(6)Amounts noted are included in Earnings from unconsolidated joint ventures.
(7)Amounts noted are included in Other income (expense), net.

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

NOI, Same Property NOI and NOI from Other Investments are supplemental non-GAAP financial measures of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable operating properties for the reporting period. Same Property NOI for the three months ended March 31, 2020 and 2019 represents NOI from the Company's same property portfolio consisting of 41 consolidated operating properties acquired or placed in service and stabilized prior to January 1, 2019 and five previously consolidated properties contributed to the newly formed joint venture, R2G Venture LLC, in December 2019. Same property NOI from these five properties includes 51.5% of their NOI as a consolidated property for the period January 1, 2019 through December 9, 2019 and 51.5% of their NOI as an unconsolidated property accounted for under the equity method for the period December 10, 2019 through March 31, 2020. Same Property NOI excludes properties under redevelopment or where activities have started in preparation for redevelopment. A property is designated as a redevelopment when planned improvements significantly impact the property. NOI from Other Investments for the three months ended March 31, 2020 and 2019 represents NOI primarily from (i) properties disposed of and acquired during 2019 and 2020, (ii) 48.5% of the NOI prior to December 10, 2019 from the five previously consolidated properties contributed to the R2G Venture LLC unconsolidated joint venture, (iii) Webster Place and Rivertowne Square where the Company has begun activities in anticipation of future redevelopment, (iv) certain property related employee compensation, benefits, and travel expense and (v) non-comparable operating income and expense adjustments.

NOI, Same Property NOI and NOI from Other Investments should not be considered alternatives to net income in accordance with GAAP or as measures of liquidity. Our method of calculating these measures may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The following is a summary of our properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended March 31,
Property Designation	2020	2019
Same-property	46	46
Acquisitions (1)	1	—
Redevelopment (2)	2	2
Total properties	49	48

(1)Includes the following property for the three months ended March 31, 2020: Lakehills Plaza.
(2)Includes the following properties: Rivertowne Square and Webster Place. The entire property indicated for each period is completely excluded from Same Property NOI.

The following is a reconciliation of our net income available to common shareholders to Same Property NOI:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net (loss) income available to common shareholders	$(1,341)	$8,768
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,675	1,675
Net income attributable to noncontrolling interest	8	250
Income tax provision	31	36
Interest expense	9,401	10,349
Earnings from unconsolidated joint ventures	(256)	(54)
Gain on sale of real estate	—	(5,702)
Insured expenses, net	60	—
Other (income) expense, net	(353)	108
Management and other fee income	(351)	(51)
Depreciation and amortization	20,848	19,219
Transaction costs	174	—
General and administrative expenses	6,222	6,066
Pro-rata share of NOI from unconsolidated joint venture (1)	2,232	—
Lease termination fees	(141)	(149)
Amortization of lease inducements	137	96
Amortization of acquired above and below market lease intangibles	(1,095)	(909)
Straight-line ground rent expense	77	77
Straight-line rental income	(301)	(810)
NOI (2)	37,027	38,969
NOI from Other Investments	462	(2,306)
Same Property NOI (3)	$37,489	$36,663

Period-end Occupancy	93.5%	91.6%

(1)Represents 51.5% of the NOI from the five properties contributed to R2G Venture LLC after December 9, 2019.
(2)Includes 100.0% of the NOI from the five properties contributed to R2G Venture LLC prior to December 10, 2019 and 51.5% of the NOI from the same five properties after December 9, 2019
(3)Includes 51.5% of the NOI from the five properties contributed to R2G Venture LLC for all periods presented.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our variable rate debt, interest rates and interest rate swap agreements in effect at March 31, 2020, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $2.3 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $30.1 million at March 31, 2020.

We had derivative instruments outstanding with an aggregate notional amount of $460.0 million as of March 31, 2020.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.26% to 2.15% and had expirations ranging from 2020 to 2027.  The following table sets forth information as of March 31, 2020 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
	(In thousands)
Fixed-rate debt	$1,785	$39,508	$52,397	$129,388	$125,879	$583,082	$932,039	$990,613
Average interest rate	5.3%	3.8%	5.7%	3.5%	3.7%	3.8%	3.9%	2.2%
Variable-rate debt	$—	$—	$—	$225,000	$—	$—	$225,000	$225,000
Average interest rate	—%	—%	—%	2.1%	—%	—%	—%	2.1%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at March 31, 2020 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of March 31, 2020 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in certain litigation arising in the ordinary course of business. We do not believe that any of this litigation will have a material effect on our consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

For a discussion of our potential risks and uncertainties, see the information below and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The current pandemic of the novel coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the WHO declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had and could continue to have, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

Certain states and cities, including where we own properties and where our principal places of business are located, have also reacted by instituting quarantines, restrictions on travel, “shelter-in-place” rules or "stay at home" orders, social distancing protocols, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. The Company cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire or be relaxed. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our tenants operate. A number of our tenants have announced temporary closures of their stores or modifications of their operations and requested rent deferral or rent abatement during this pandemic.

The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:
•a complete or partial closure of, or other operational issues, including a decrease in customer traffic at, one or more of our properties resulting from government or tenant action, which have and could continue to adversely affect our operations and those of our tenants;
•the downturn in the economy may result in the inability of one or more of our tenants to be able to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations, (including early lease terminations) or may result in bankruptcy or insolvency of one or more tenants;
•the reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending and changes in consumer behavior, as well as a decrease in individuals' willingness to frequent our properties once tenants reopen as a result of the public health risks and social impacts of such pandemic, which could affect the ability of our properties to generate sufficient revenues to meet operating and other expenses in the short and long term;
•difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis or at all and our tenants' ability to fund their business operations and meet their obligations to us;

•our ability to remain in compliance with financial covenants of our credit facility and other debt agreements, which non-compliance could result in a default and potentially an acceleration of indebtedness, and could negatively impact our ability to make additional borrowings;
•any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions;
•a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties;
•a decrease in retail demand could make it difficult for us to renew or re-lease our properties at favorable rates, or at all, which could cause interruptions or delays in the receipt of rental payments, and we could incur significant increased re-leasing costs;
•a deterioration in our or our tenants' ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants' efficient operations could adversely affect our operations and those of our tenants;
•the potential negative impact on the health of our personnel or the personnel of our tenants, particularly if a significant number of our or their executive management team or key personnel are impacted, could result in a deterioration in our and our tenants' ability to ensure business continuity during this disruption;
•moratoriums imposed by certain jurisdictions on landlord commercial eviction proceedings and collection actions. We may experience delays in commencing actions and recovering costs, and we may be unable to recover all amounts due under the applicable lease agreements;
•the failure of our tenants to reopen may result in co-tenancy claims as a result of the failure to satisfy occupancy thresholds;
•the increase in unanticipated operating costs as a result of compliance with regulations, additional sanitation measures, remote working arrangements and changes to regulations requiring mandatory paid time off for employees;
•any inability to effectively manage our portfolio and operations while working remotely during the COVID-19 pandemic and for a time after such pandemic, which could adversely impact our business;
•the limited access to our facilities, management, tenants, support staff and professional advisors, which could decrease the effectiveness of our disclosure controls and procedures and internal control over financial reporting, increase our susceptibility to cybersecurity breaches or hamper our ability to comply with regulatory obligations leading to reputational harm and regulatory issues or fines; and
•our insurance may not cover loss of revenue or other expenses resulting from the pandemic and related shelter-in-place rules.

The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, magnitude and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, all of which could vary by geographic region, and the direct and indirect economic effects of the pandemic and containment measures, among others. Additional closures by our tenants of their stores and early terminations by our tenants of their leases could reduce our cash flows, which, among other effects, could impact our ability to restart paying dividends to our shareholders at expected levels or at all.

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in the 2019 Annual Report should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common share repurchases during the quarterly period ended March 31, 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	—	$—	—	—
February 1, 2020 to February 29, 2020	186	13.98	—	—
March 1, 2020 to March 31, 2020	51,410	12.93	—	—
Total	51,596	$12.93	—	—

During the quarterly period ended March 31, 2020, we withheld 51,596 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted share awards. The value of the common shares withheld was based on the closing price of our common shares on the applicable vesting date.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
___________________________
* Filed herewith
** Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPT REALTY

Date: May 11, 2020	By: /s/ BRIAN L. HARPER Brian L. Harper President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By: /s/ MICHAEL P. FITZMAURICE Michael P. Fitzmaurice Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2020	By: /s/ RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)