Form 10-Q
period 2020-06-30
RPT Realty
filed 2020-08-05
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2020

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
Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of July 31, 2020: 80,946,445

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RPT REALTY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Income producing properties, at cost:
Land	$331,265	$331,265
Buildings and improvements	1,492,586	1,486,838
Less accumulated depreciation and amortization	(372,103)	(352,006)
Income producing properties, net	1,451,748	1,466,097
Construction in progress and land available for development	35,104	42,279
Net real estate	1,486,852	1,508,376
Equity investments in unconsolidated joint ventures	128,804	130,321
Cash and cash equivalents	247,110	110,259
Restricted cash and escrows	2,549	4,293
Accounts receivable (net of allowance for doubtful accounts of $7,130 and $1,037 as of June 30, 2020 and December 31, 2019, respectively)	35,602	24,974
Acquired lease intangibles, net	29,910	34,278
Operating lease right-of-use assets	18,905	19,222
Other assets, net	82,575	86,836
TOTAL ASSETS	$2,032,307	$1,918,559

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$1,103,996	$930,808
Finance lease obligation	926	926
Accounts payable and accrued expenses	41,063	55,360
Distributions payable	1,765	19,792
Acquired lease intangibles, net	36,857	38,898
Operating lease liabilities	18,002	18,181
Other liabilities	23,260	6,339
TOTAL LIABILITIES	1,225,869	1,070,304

Commitments and Contingencies

RPT Realty ("RPT") Shareholders' Equity:
Preferred shares of beneficial interest, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 240,000 and 120,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively, and 80,008 and 79,850 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	800	798
Additional paid-in capital	1,171,287	1,169,557
Accumulated distributions in excess of net income	(459,994)	(436,361)
Accumulated other comprehensive (loss) income	(17,167)	1,819
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	787,353	828,240
Noncontrolling interest	19,085	20,015
TOTAL SHAREHOLDERS' EQUITY	806,438	848,255

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,032,307	$1,918,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE
Rental income	$43,686	$56,641	$95,408	$114,999
Other property income	713	681	1,516	1,980
Management and other fee income	228	39	579	90
TOTAL REVENUE	44,627	57,361	97,503	117,069

EXPENSES
Real estate taxes	8,453	8,722	16,604	18,544
Recoverable operating expense	4,797	5,343	10,776	12,024
Non-recoverable operating expense	2,146	2,709	4,423	5,199
Depreciation and amortization	17,860	20,628	38,708	39,847
Transaction costs	12	—	186	—
General and administrative expense	6,695	6,530	12,917	12,596
Insured expenses, net	(1,713)	—	(1,653)	—
TOTAL EXPENSES	38,250	43,932	81,961	88,210

OPERATING INCOME	6,377	13,429	15,542	28,859

OTHER INCOME AND EXPENSES
Other income (expense), net	61	(123)	414	(231)
Gain on sale of real estate	—	371	—	6,073
Earnings from unconsolidated joint ventures	802	26	1,058	80
Interest expense	(10,177)	(10,084)	(19,578)	(20,433)
Loss on extinguishment of debt	—	(622)	—	(622)
(LOSS) INCOME BEFORE TAX	(2,937)	2,997	(2,564)	13,726
Income tax provision	(19)	(35)	(50)	(71)
NET (LOSS) INCOME	(2,956)	2,962	(2,614)	13,655
Net loss (income) attributable to noncontrolling partner interest	68	(69)	60	(319)
NET (LOSS) INCOME ATTRIBUTABLE TO RPT	(2,888)	2,893	(2,554)	13,336
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(4,563)	$1,218	$(5,904)	$9,986

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.06)	$0.01	$(0.08)	$0.12
Diluted	$(0.06)	$0.01	$(0.08)	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,976	79,764	79,942	79,754
Diluted	79,976	80,156	79,942	80,148

Cash Dividend Declared per Common Share	$—	$0.22	$0.22	$0.44

OTHER COMPREHENSIVE INCOME
Net (loss) income	$(2,956)	$2,962	$(2,614)	$13,655
Other comprehensive gain (loss):
Loss on interest rate swaps	(2,125)	(2,534)	(19,436)	(4,073)
Comprehensive (loss) income	(5,081)	428	(22,050)	9,582
Comprehensive loss (income) attributable to noncontrolling interest	117	(10)	510	(224)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RPT	$(4,964)	$418	$(21,540)	$9,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months Ended June 30, 2020 and June 30, 2019
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, March 31, 2020	$92,427	$800	$1,169,929	$(455,431)	$(15,091)	$19,202	$811,836
Issuance of common shares, net of issuance costs	—	—	(30)	—	—	—	(30)
Share-based compensation, net of shares withheld for employee taxes	—	—	1,388	—	—	—	1,388
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Other comprehensive income - loss on interest rate swaps	—	—	—	—	(2,076)	(49)	(2,125)
Net loss	—	—	—	(2,888)	—	(68)	(2,956)
Balance, June 30, 2020	$92,427	$800	$1,171,287	$(459,994)	$(17,167)	$19,085	$806,438

Balance, March 31, 2019	$92,427	$798	$1,166,048	$(459,365)	$2,517	$19,366	$821,791
Issuance of common shares, net of issuance costs	—	—	(94)	—	—	—	(94)
Share-based compensation, net of shares withheld for employee taxes	—	—	1,106	—	—	—	1,106
Dividends declared to common shareholders	—	—	—	(17,556)	—	—	(17,556)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(420)	(420)
Dividends declared to deferred shares	—	—	—	(116)	—	—	(116)
Other comprehensive income - loss on interest rate swaps	—	—	—	—	(2,475)	(59)	(2,534)
Net income	—	—	—	2,893	—	69	2,962
Balance, June 30, 2019	$92,427	$798	$1,167,060	$(475,819)	$42	$18,956	$803,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2020 and June 30, 2019
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2019	$92,427	$798	$1,169,557	$(436,361)	$1,819	$20,015	$848,255
Issuance of common shares, net of issuance costs	—	—	(385)	—	—	—	(385)
Share-based compensation, net of shares withheld for employee taxes	—	2	2,115	—	—	—	2,117
Dividends declared to common shareholders	—	—	—	(17,593)	—	—	(17,593)
Dividends declared to preferred shareholders	—	—	—	(3,350)	—	—	(3,350)
Distributions declared to noncontrolling interests	—	—	—	—	—	(420)	(420)
Dividends declared to deferred shares	—	—	—	(136)	—	—	(136)
Other comprehensive income - loss on interest rate swaps	—	—	—	—	(18,986)	(450)	(19,436)
Net loss	—	—	—	(2,554)	—	(60)	(2,614)
Balance, June 30, 2020	$92,427	$800	$1,171,287	$(459,994)	$(17,167)	$19,085	$806,438

Balance, December 31, 2018	$92,427	$797	$1,164,848	$(450,130)	$4,020	$19,581	$831,543
Adoption of ASU 2016-02	—	—	—	(325)	—	(8)	(333)
Issuance of common shares, net of issuance costs	—	—	(94)	—	—	—	(94)
Share-based compensation, net of shares withheld for employee taxes	—	1	2,306	—	—	—	2,307
Dividends declared to common shareholders	—	—	—	(35,102)	—	—	(35,102)
Dividends declared to preferred shareholders	—	—	—	(3,350)	—	—	(3,350)
Distributions declared to noncontrolling interests	—	—	—	—	—	(841)	(841)
Dividends declared to deferred shares	—	—	—	(248)	—	—	(248)
Other comprehensive income - loss on interest rate swaps	—	—	—	—	(3,978)	(95)	(4,073)
Net income	—	—	—	13,336	—	319	13,655
Balance, June 30, 2019	$92,427	$798	$1,167,060	$(475,819)	$42	$18,956	$803,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(2,614)	$13,655
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38,708	39,847
Amortization of deferred financing fees	685	718
Income tax provision	50	71
Earnings from unconsolidated joint ventures	(1,058)	(80)
Distributions received from operations of unconsolidated joint ventures	2,600	154
Loss on extinguishment of debt	—	622
Gain on sale of real estate	—	(6,073)
Insured expenses, net	(1,653)	—
Amortization of acquired above and below market lease intangibles, net	(1,733)	(3,372)
Amortization of premium on mortgages, net	(454)	(484)
Service-based restricted share expense	1,816	1,979
Long-term incentive cash and equity compensation expense	1,026	807
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(10,642)	1,781
Other assets, net	(734)	(3,139)
Accounts payable and other liabilities	(12,626)	(9,175)
Net cash provided by operating activities	13,371	37,311

INVESTING ACTIVITIES
Development and capital improvements	(8,603)	(28,956)
Capital improvements covered by insurance	(3,868)	—
Net proceeds from sales of real estate	—	67,863
Insurance proceeds from insured expenses	1,750	—
Investment in equity interests in unconsolidated joint ventures	(11)	—
Net cash (used in) provided by investing activities	(10,732)	38,907

FINANCING ACTIVITIES
Repayment of mortgages and notes payable	(1,126)	(29,417)
Proceeds on revolving credit facility	225,000	—
Repayments on revolving credit facility	(50,000)	—
Payment of deferred financing costs	(567)	—
Proceeds from issuance of common shares, net of costs	(385)	(94)
Shares used for employee taxes upon vesting of awards	(928)	(580)
Dividends paid to preferred shareholders	(3,350)	(3,350)
Dividends paid to common shareholders	(35,336)	(35,312)
Distributions paid to operating partnership unit holders	(840)	(841)
Net cash provided by (used in) financing activities	132,468	(69,594)

Net change in cash, cash equivalents and restricted cash	135,107	6,624
Cash, cash equivalents and restricted cash at beginning of period	114,552	44,722
Cash, cash equivalents and restricted cash at end of period	$249,659	$51,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $2 and $60 in 2020 and 2019, respectively)	$19,151	$20,599

	As of June 30,
Reconciliation of cash, cash equivalents and restricted cash	2020	2019
Cash and cash equivalents	$247,110	$47,072
Restricted cash and escrows	2,549	4,274
	$249,659	$51,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

RPT Realty, together with our subsidiaries (the “Company” or “RPT”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of open-air shopping destinations principally located in the top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange (“NYSE”). The common shares of beneficial interest of the Company, par value $0.01 per share (the “common share”), are listed and traded on the NYSE under the ticker symbol “RPT”. As of June 30, 2020, the Company's portfolio consisted of 49 shopping centers (including five shopping centers owned through a joint venture) (the “aggregate portfolio”) representing 11.9 million square feet of gross leaseable area (“GLA”).  As of June 30, 2020, the Company’s pro-rata share of the aggregate portfolio was 93.6% leased.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership” or “OP” which was 97.7% owned by the Company at June 30, 2020 and December 31, 2019), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”). The presentation of consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity. Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss). All intercompany transactions and balances are eliminated in consolidation.

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

The preparation of our unaudited financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts that are not readily apparent from other sources.  The Company considered impacts to its estimates related to the current pandemic of the novel coronavirus disease (“COVID-19”) as appropriate, within its unaudited condensed consolidated financial statements and there may be changes to those estimates in future periods. The Company believes that its accounting estimates are appropriate after giving consideration to the increased uncertainties surrounding the severity and duration of the COVID-19 pandemic. Actual results could differ from those estimates.

Equity Distribution Agreement

In February 2020, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the six months ended June 30, 2020, we did not issue any common shares through the arrangement. As of June 30, 2020, we have full capacity remaining under the agreement.

Significant Risks and Uncertainties

One of the most significant risks and uncertainties is the potential adverse effect of COVID-19. On February 28, 2020, the World Health Organization (“WHO”) raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. On March 13, 2020, the United States declared a national emergency with respect to COVID-19. As a result of COVID-19, we have received numerous rent relief requests, most often in the form of rent deferrals. We have evaluated, and continue to evaluate, each tenant rent relief request on an individual basis, considering a number of factors. As of June 30, 2020, accrued but uncollected second quarter rental income was $19.7 million of which $5.5 million was reserved as rental income not probable of collection. In addition, a charge of $1.4 million for straight-line rent receivable was taken in the second quarter of 2020. While it is unable at this time to reasonably estimate the impact that COVID-19 will continue to have on the Company's business, financial position and operating results in future periods due to numerous uncertainties, the Company is closely monitoring the impact of the pandemic on all aspects of its business. A number of our tenants closed their stores for a portion of our second quarter and have requested rent relief, most often in the form of rent deferral, which the Company evaluates on a case-by-case basis. The COVID-19 pandemic has had and will likely to continue to have, repercussions across local, national and global economies and financial markets, including a potential global recession.

COVID-19 may continue to have material and adverse effects on our financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:
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
The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. As such, we are unable to predict the impact that it ultimately will have on its financial condition, results of operations and cash flows.

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

In April 2020, the FASB issued a staff question-and-answer (“Q&A”) document focused on the application of the lease guidance in ASC 842, Leases, for lease concessions related to the effects of the COVID-19 pandemic. Included in this Q&A, the FASB staff determined that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 and Topic 840 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 and Topic 840 to those contracts.

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
In cases where we have granted a deferral for future periods as a result of COVID-19, we have accounted for the concessions as if no changes to the lease contract were made. Under that accounting, we have increased our lease receivable as the receivables have accrued. In our statement of operations, we have continued to recognize income during the deferral period to the extent that we believe collection of that income is probable.

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

For the six months ended June 30, 2020 and 2019, we recorded no impairment provision.

Land available for development includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center or outparcel pad. The viability of all projects under construction or development is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development was $28.7 million and $28.5 million at June 30, 2020 and December 31, 2019, respectively.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $6.4 million and $13.8 million at June 30, 2020 and December 31, 2019, respectively. The decrease in construction in progress from December 31, 2019 to June 30, 2020 was due primarily to the completion of ongoing expansion projects and the completion of insurance reimbursable building improvements.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and probable of closing within one year of the reporting date. As of June 30, 2020, and December 31, 2019, we had no properties and no land parcels classified as held for sale.

3.  Property Acquisitions and Dispositions

Acquisitions

There were no acquisitions in the six months ended June 30, 2020.

Dispositions

There were no dispositions in the six months ended June 30, 2020

4.  Equity Investments in Unconsolidated Joint Ventures

We are an investor in four joint venture agreements: 1) R2G Venture LLC, 2) Ramco/Lion Venture LP, 3) Ramco 450 Venture LLC, and 4) Ramco HHF NP LLC, whereby we own 51.5%, 30%, 20%, and 7%, respectively, of the equity in each joint venture. As of June 30, 2020, our R2G Venture LLC joint venture owned five income-producing shopping centers, and our other three joint ventures did not own any income producing properties. We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	June 30, 2020	December 31, 2019
	(In thousands)
ASSETS
Investment in real estate, net	$230,332	$233,531
Other assets	30,549	27,463
Total Assets	$260,881	$260,994
LIABILITIES AND OWNERS' EQUITY
Total liabilities	$18,259	$15,943
Owners' equity	242,622	245,051
Total Liabilities and Owners' Equity	$260,881	$260,994

RPT's equity investments in unconsolidated joint ventures	$128,804	$130,321

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	2020	2019	2020	2019
	(In thousands)		(In thousands)
Total revenue	$5,552	$688	$11,584	$1,482
Total expenses	3,984	385	9,540	781
Net income	$1,568	$303	$2,044	$701

RPT's share of earnings from unconsolidated joint ventures	$802	$26	$1,058	$80

Acquisitions

There was no acquisition activity in the six months ended June 30, 2020 by any of our unconsolidated joint ventures.

Dispositions

There was no disposition activity in the six months ended June 30, 2020 by any of our unconsolidated joint ventures.

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

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Management fees	$206	$37	$439	$64
Leasing fees	22	2	140	2
Construction fees	—	—	—	24
Total	$228	$39	$579	$90

5.  Debt

The following table summarizes our mortgages, notes payable, revolving credit facility and finance lease obligation as of June 30, 2020 and December 31, 2019:

Notes Payable and Finance Lease Obligation	June 30, 2020	December 31, 2019
	(In thousands)
Senior unsecured notes	$535,000	$535,000
Unsecured term loan facilities	310,000	310,000
Fixed rate mortgages	86,455	87,581
Unsecured revolving credit facility	175,000	—
	1,106,455	932,581
Unamortized premium	1,541	1,995
Unamortized deferred financing costs	(4,000)	(3,768)
Total notes payable	$1,103,996	$930,808

Finance lease obligation	$926	$926

Senior Unsecured Notes

The following table summarizes the Company's senior unsecured notes:

		June 30, 2020		December 31, 2019
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Senior unsecured notes	6/27/2021	$37,000	3.75%	$37,000	3.75%
Senior unsecured notes	6/27/2023	41,500	4.12%	41,500	4.12%
Senior unsecured notes	5/28/2024	50,000	4.65%	50,000	4.65%
Senior unsecured notes	11/18/2024	25,000	4.05%	25,000	4.05%
Senior unsecured notes	6/27/2025	31,500	4.27%	31,500	4.27%
Senior unsecured notes	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes	12/21/2029	20,000	4.72%	20,000	4.72%
Senior unsecured notes	12/27/2029	50,000	4.15%	50,000	4.15%
		$535,000	4.20%	$535,000	4.20%
Unamortized deferred financing costs		(1,898)		(1,460)
	Total	$533,102		$533,540

Unsecured Term Loan Facilities and Revolving Credit Facility

The following table summarizes the Company's unsecured term loan facilities and revolving credit facility:

		June 30, 2020		December 31, 2019
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Unsecured term loan - fixed rate (1)	3/3/2023	$60,000	2.97%	$60,000	2.97%
Unsecured term loan - fixed rate (2)	11/6/2024	50,000	2.46%	50,000	2.91%
Unsecured term loan - fixed rate (3)	2/6/2025	50,000	2.52%	50,000	2.66%
Unsecured term loan - fixed rate (4)	11/6/2026	50,000	2.90%	50,000	3.31%
Unsecured term loan - fixed rate (5)	2/5/2027	100,000	3.07%	100,000	3.25%
		$310,000	2.84%	$310,000	3.06%
Unamortized deferred financing costs		(2,102)		(2,308)
Term loans, net		$307,898		$307,692

Revolving credit facility - variable rate	11/6/2023	$175,000	1.28%	—	2.80%

(1)Swapped to a weighted average fixed rate of 1.77%, plus a credit spread of 1.20%, based on a leverage grid at June 30, 2020.
(2)Swapped to a weighted average fixed rate of 1.26%, plus a credit spread of 1.20%, based on a leverage grid at June 30, 2020.
(3)Swapped to a weighted average fixed rate of 1.32%, plus a credit spread of 1.20%, based on a leverage grid at June 30, 2020.
(4)Swapped to a weighted average fixed rate of 1.30%, plus a credit spread of 1.60%, based on a leverage grid at June 30, 2020.
(5)Swapped to a weighted average fixed rate of 1.47%, plus a credit spread of 1.60%, based on a leverage grid at June 30, 2020.

As of June 30, 2020 we had $175.0 million outstanding under our unsecured revolving credit facility, an increase of $175.0 million from December 31, 2019, as a result of borrowings in March 2020 to strengthen the Company's liquidity position due to the COVID-19 pandemic. We had no outstanding letters of credit issued under our revolving credit facility as of June 30, 2020. We had $175.0 million of unused capacity under our $350.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. Based on our recent borrowings under our revolving credit facility to enhance our liquidity position, our current amount of outstanding indebtedness is close to the maximum permitted amount under the covenants contained in our revolving credit facility, and as a result our ability to retain our outstanding borrowings and utilize the limited remaining amount available under our revolving credit facility would depend on our continued compliance with financial covenants and other terms of our revolving credit agreement, which may be impacted by certain factors including tenant store closures and the nonpayment of rent, unless we obtain waivers or modifications to our loan document covenants. These covenants are generally based on our financial results from the most recently completed four fiscal quarters and, as a result, the impact on these financial covenants from adverse short-term impacts on operating results is partially mitigated by previous and/or subsequent operating results. The interest rate as of June 30, 2020 was 1.28%.

Mortgages

The following table summarizes the Company's fixed rate mortgages:

		June 30, 2020		December 31, 2019
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Bridgewater Falls Shopping Center	2/6/2022	$52,857	5.70%	$53,423	5.70%
The Shops on Lane Avenue	1/10/2023	28,433	3.76%	28,650	3.76%
Nagawaukee II	6/1/2026	5,165	5.80%	5,508	5.80%
		$86,455	5.07%	$87,581	5.07%
Unamortized premium		1,541		1,995
	Total	$87,996		$89,576

The fixed rate mortgages are secured by properties that have an approximate net book value of $149.2 million as of June 30, 2020.

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

Covenants

On June 30, 2020, the Company entered into amendments to the note purchase agreements governing all of the Company's outstanding senior unsecured notes. The following is a summary of the material amendments:

•The occupancy tests relating to the minimum ratio of consolidated total unencumbered asset value to unsecured indebtedness were eliminated during the period from June 30, 2020 through and including September 30, 2021 (the “Specified Period”) and were otherwise reduced during the fiscal quarters ended December 31, 2021 and March 31, 2022;
•The minimum ratio of consolidated total unencumbered asset value to unsecured indebtedness that the Operating Partnership is required to maintain was reduced during the Specified Period; and
•The Operating Partnership agreed to a minimum liquidity requirement during the Specified Period.

Our revolving credit facility, senior unsecured notes as amended and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of June 30, 2020, we were in compliance with these covenants.

Debt Maturities

The following table presents scheduled principal payments on mortgages, notes payable and revolving credit facility as of June 30, 2020:

Year Ending December 31,
(In thousands)
2020 (remaining)	$1,201
2021	39,508
2022	52,397
2023 (1)	304,388
2024	125,879
Thereafter	583,082
Subtotal debt	1,106,455
Unamortized premium	1,541
Unamortized deferred financing costs	(4,000)
Total debt	$1,103,996

(1)Scheduled maturities in 2023 include the $175.0 million balance on the unsecured revolving credit facility drawn as of June 30, 2020. The unsecured revolving credit facility has two six-month extensions available at the Company's option provided compliance with financial covenants is maintained.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

		Total Fair Value	Level 2
	Balance Sheet Location
June 30, 2020		(In thousands)
Derivative assets - interest rate swaps	Other assets	$—	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(17,575)	$(17,575)
December 31, 2019
Derivative assets - interest rate swaps	Other assets	$2,331	$2,331
Derivative liabilities - interest rate swaps	Other liabilities	$(469)	$(469)

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $931.5 million and $832.6 million as of June 30, 2020 and December 31, 2019, respectively, had fair values of approximately $984.2 million and $848.2 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying value of $175.0 million and $100.0 million as of June 30, 2020 and December 31, 2019, respectively.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:

Net Real Estate

Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the six months ended June 30, 2020, we did not incur any impairment for income producing shopping centers that are required to be measured at fair value on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the period.

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations and comprehensive income.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.   Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR rate. At June 30, 2020, all of our hedges were effective.

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

The following table summarizes the notional values and fair values of our derivative financial instruments as of June 30, 2020:

	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
		(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan	Cash Flow	20,000	1.498%	(247)	5/2021
Unsecured term loan	Cash Flow	15,000	1.490%	(184)	5/2021
Unsecured term loan	Cash Flow	40,000	1.480%	(486)	5/2021
Unsecured term loan	Cash Flow	60,000	1.770%	(2,654)	3/2023
Unsecured term loan	Cash Flow	30,000	1.260%	(1,410)	11/2024
Unsecured term loan	Cash Flow	10,000	1.259%	(469)	11/2024
Unsecured term loan	Cash Flow	10,000	1.269%	(474)	11/2024
Unsecured term loan	Cash Flow	25,000	1.310%	(1,262)	1/2025
Unsecured term loan	Cash Flow	25,000	1.324%	(1,278)	1/2025
Unsecured term loan	Cash Flow	50,000	1.297%	(3,087)	11/2026
Unsecured term loan	Cash Flow	25,000	1.402%	(1,733)	1/2027
		$310,000		$(13,284)

Derivative Liabilities - Forward Swaps
Unsecured term loan	Cash Flow	50,000	1.382%	(2,849)	1/2027
Unsecured term loan	Cash Flow	25,000	1.398%	(1,442)	1/2027
Total Derivative Liabilities		$385,000		$(17,575)

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2019:

	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	$50,000	1.460%	$42	5/2020
Unsecured term loan	Cash Flow	20,000	1.498%	21	5/2021
Unsecured term loan	Cash Flow	15,000	1.490%	18	5/2021
Unsecured term loan	Cash Flow	40,000	1.480%	52	5/2021
		$125,000		$133
Derivative Assets - Forward Swaps
Unsecured term loan	Cash Flow	25,000	1.310%	311	1/2025
Unsecured term loan	Cash Flow	25,000	1.324%	297	1/2025
Unsecured term loan	Cash Flow	50,000	1.382%	797	1/2027
Unsecured term loan	Cash Flow	25,000	1.398%	381	1/2027
Unsecured term loan	Cash Flow	25,000	1.402%	412	1/2027
Total Derivative Assets		$275,000		$2,331

Derivative Liabilities
Unsecured term loan	Cash Flow	$15,000	2.150%	$(26)	5/2020
Unsecured term loan	Cash Flow	10,000	2.150%	(17)	5/2020
Unsecured term loan	Cash Flow	60,000	1.770%	(426)	3/2023
Total Derivative Liabilities		$85,000		$(469)

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2020 and 2019 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019		2020	2019
	(In thousands)			(In thousands)
Interest rate contracts - assets	$—	$(2,532)	Interest Expense	$—	$407
Interest rate contracts - liabilities	(1,368)	(446)	Interest Expense	(757)	37
Total	$(1,368)	$(2,978)	Total	$(757)	$444

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2020 and 2019 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019		2020	2019
	(In thousands)			(In thousands)
Interest rate contracts - assets	$(2,345)	$(4,521)	Interest Expense	$14	$857
Interest rate contracts - liabilities	(16,408)	(446)	Interest Expense	(697)	37
Total	$(18,753)	$(4,967)	Total	$(683)	$894

8. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at June 30, 2020, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2020 (remaining)	$77,800
2021	145,287
2022	125,001
2023	104,559
2024	85,551
Thereafter	273,959
Total	$812,157

We recognized rental income related to variable lease payments of $21.9 million and $28.0 million for the six months ended June 30, 2020 and 2019, respectively.

Substantially all of the assets included as Income producing properties, net on the condensed consolidated balance sheets, relate to our portfolio of wholly owned shopping centers, in which we are the lessor under operating leases with our tenants. As of June 30, 2020, the Company’s aggregate portfolio was 93.6% leased.

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

The components of lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	Classification	2020	2019	2020	2019
		(In thousands)
Operating ground lease cost	Non-recoverable operating expense	$290	$290	$581	$581
Operating administrative lease cost	General and administrative expense	143	251	291	484
Finance lease cost	Interest Expense	12	13	24	26

Supplemental balance sheet information related to leases is as follows:

Balance Sheet	Classification	June 30, 2020	December 31, 2019
		(In thousands)
ASSETS
Operating lease assets	Operating lease right-of-use assets	$18,905	$19,222
Finance lease asset	Land	13,249	13,249
Total leased assets		$32,154	$32,471

LIABILITIES
Operating lease liabilities	Operating lease liabilities	$18,002	$18,181
Finance lease liability	Finance lease liability	926	926
Total lease liabilities		$18,928	$19,107

Weighted Average Remaining Lease Terms
Operating leases		71 years	70 years
Finance lease		13 years	13 years
Weighted Average Incremental Borrowing Rate
Operating leases		6.08%	6.06%
Finance lease		5.23%	5.23%

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$735	$917
Operating cash flows from finance lease	—	—
Financing cash flows from finance lease	—	—

Maturities of lease liabilities as of June 30, 2020 were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Lease
	(In thousands)
2020 (remaining)	$729	$100
2021	1,469	100
2022	1,482	100
2023	1,495	100
2024	1,118	100
Thereafter	95,478	800
Total lease payments	$101,771	$1,300
Less imputed interest	(83,769)	(374)
Total	$18,002	$926

9.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net (loss) income	$(2,956)	$2,962	$(2,614)	$13,655
Net loss (income) attributable to noncontrolling interest	68	(69)	60	(319)
Allocation of loss (income) to restricted share awards	—	(116)	(136)	(248)
(Loss) Income attributable to RPT	(2,888)	2,777	(2,690)	13,088
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
Net (loss) income available to common shareholders - Basic and Diluted	$(4,563)	$1,102	$(6,040)	$9,738

Weighted average shares outstanding, Basic	79,976	79,764	79,942	79,754
Restricted stock awards using the treasury method (1)	—	392	—	394
Weighted average shares outstanding, Diluted	79,976	80,156	79,942	80,148

Income per common share, Basic	$(0.06)	$0.01	$(0.08)	$0.12
Income per common share, Diluted	$(0.06)	$0.01	$(0.08)	$0.12

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

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Outstanding	Convertible	Outstanding	Convertible	Outstanding	Convertible	Outstanding	Convertible
Operating Partnership Units	1,909	1,909	1,909	1,909	1,909	1,909	1,909	1,909
Series D Preferred Shares	1,849	7,014	1,849	6,923	1,849	7,014	1,849	6,923
Restricted Stock Awards	1,073	100	—	—	1,073	299	—	—
	4,831	9,023	3,758	8,832	4,831	9,222	3,758	8,832

10.  Share-based Compensation Plans

As of June 30, 2020, we have two share-based compensation plans in effect: 1) the 2019 Omnibus Long-Term Incentive Plan (“2019 LTIP”) and 2) the Inducement Incentive Plan (“Inducement Plan”). On April 29, 2019, our shareholders approved the 2019 LTIP, which replaced the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”). The 2019 LTIP is administered by the compensation committee of the Board (the “Compensation Committee”). The 2019 LTIP provides for the award to our trustees, officers, employees and other service providers of restricted shares, restricted share units, options to purchase shares, share appreciation rights, unrestricted shares, and other awards to acquire up to an aggregate of 3.5 million common shares of beneficial interest plus any shares that become available under the 2012 LTIP as a result of the forfeiture, expiration or cancellation of outstanding awards or any award settled in cash in lieu of shares under such plan. As of June 30, 2020, there were 2.5 million shares of beneficial interest available for issuance under the 2019 LTIP. The Inducement Plan was approved by the Board in April 2018 and under such plan the Compensation Committee may grant, subject to any Company performance conditions as specified by the Compensation Committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement to the individual's entry into employment with the Company. The Inducement Plan allows us to issue up to 6.0 million common shares of beneficial interest, of which 5.0 million remained available for issuance as of June 30, 2020; however, we do not intend to make further awards under the Inducement Plan following adoption of the 2019 LTIP.

As of June 30, 2020, we had 588,002 unvested service-based share awards outstanding under the 2019 LTIP, 78,705 unvested service-based share awards outstanding under the Inducement Plan, and 149,514 unvested service-based share awards outstanding under the 2012 LTIP.  These awards have various expiration dates through June 2025.

During the six months ended June 30, 2020, we granted the following awards:

•211,769 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date. The service-based restricted share awards to employees vest over three years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year;
•286,944 shares of service-based restricted stock were granted in connection with the extension of the employment agreements of our Chief Executive Officer and Chief Financial Officer, which vest in full on June 30, 2025 and June 30, 2024, respectively. The service-based awards were valued based on our closing stock price as of the grant date;
•32,069 shares of service-based restricted stock were granted as part of the salary exchange program pursuant to which certains members of the Company's senior leadership team voluntarily reduced their 2020 annual base salary in exchange for restricted common shares. These shares will vest on January 2, 2021, subject to continued employment through such date. The service-based awards were valued based on our closing stock price as of the grant date; and
•Performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

We recognized expense related to service-based restricted share grants of $1.0 million and $1.0 million for three months ended June 30, 2020 and June 30, 2019, respectively, and expense of $1.8 million and $2.0 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. Compensation expense (benefit) related to the cash awards was $0.1 million and $0.2 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and an expense (benefit) of $(0.2) million and $(0.1) million, for the six months ended June 30, 2020 and June 30, 2019, respectively. The weighted average assumptions used in the Monte Carlo simulation models are summarized in the following table:

	June 30, 2020	December 31, 2019
Closing share price	$6.96	$15.04
Expected dividend rate	0.0%	5.9%
Expected stock price volatility	67.4%	22.6%
Risk-free interest rate	0.2%	1.6%
Expected life (years)	1.50	2.00

The Company also determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was $0.6 million and $0.4 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and an expense of $1.2 million and $0.9 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The fair value of each grant for the reported periods is estimated on the date of grant using the Monte Carlo simulation model using the weighted average assumptions noted in the following table:

	Six Months Ended June 30,
	2020	2019
Closing share price	$13.09	$12.05
Expected dividend rate	6.7%	7.3%
Expected stock price volatility	23.3%	22.9%
Risk-free interest rate	0.9%	2.5%
Expected life (years)	2.85	2.85

We recognized total share-based compensation expense of $1.7 million and $1.6 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $2.8 million for both the six months ended June 30, 2020 and June 30, 2019, respectively.

As of June 30, 2020, we had $9.4 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 2.6 years.

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

As of June 30, 2020, we had a federal and state deferred tax asset of $7.9 million and a valuation allowance of $7.9 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded income tax provisions of approximately $0.1 million for both the six months ended June 30, 2020 and 2019.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

12.  Executive Reorganization

In connection with the reorganization of the executive management team, we recorded one-time employee termination benefits of $0.6 million for the three and six months ended June 30, 2019. Such charges are reflected in the condensed consolidated statements of operations in general and administrative expense.

13.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of June 30, 2020, we had entered into agreements for construction costs of approximately $3.7 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. We are not aware of any matters that would have a material effect on our condensed consolidated financial statements.

Development Obligations

As of June 30, 2020, the Company has $2.2 million of development related obligations that require annual payments through December 2043.

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $8.9 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental tax revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

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

Since the onset of COVID-19, the Company has received rent relief requests, most often in the form of rent deferral requests. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Though the outcome of tenant negotiations will vary tenant to tenant, the Company has entered and continues to expect that it will enter into rent relief agreements, such as agreements granting deferral or abatement of lease payments, with those tenants whose operations have been significantly impacted by COVID-19.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “Company,” “we,” “us,” or “our,” we mean RPT Realty, RPT Realty, L.P., and/or their subsidiaries, as the context may require.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements, including the respective notes thereto, which are included in this Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to predict or control. Currently, one of the most significant factors is the potential adverse effect of the current COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and our tenants (including their ability to timely make rent payments), the real estate market (including the local markets where our properties are located), the financial markets and general global economy as well as the potential adverse impact on our ability to enter into new leases or renew leases with existing tenants on favorable terms or at all. The impact COVID-19 has, and will continue to have, on the Company and its tenants is highly uncertain, cannot be predicted and will vary based upon the duration, magnitude and scope of the COVID-19 pandemic as well as the actions taken by federal, state and local governments to mitigate the impact of COVID-19, including social distancing protocols, restrictions or relaxations on business activities and “shelter-in-place” and “stay at home” mandates, and the effect of any relaxation or revocation of current restrictions. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; the cost and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; risks associated with bankruptcies or insolvencies or general downturn in the businesses of tenants; the potential adverse impact from tenant defaults generally or from the unpredictability of the business plans and financial condition of the Company's tenants, which are heightened as a result of the COVID-19 pandemic; the execution of deferral or rent concession agreements by tenants; our business prospects and outlook; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and this Quarterly Report on Form 10-Q, which you should interpret as being heightened as a result of the numerous and ongoing adverse impacts of COVID-19. Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the NYSE. The common shares of beneficial interest of the Company, par value $0.01 per share, are listed and traded on the NYSE under the ticker symbol “RPT”. As of June 30, 2020, the Company's portfolio consisted of 49 shopping centers (including five shopping centers owned through our joint venture, R2G Venture LLC “R2G”) representing 11.9 million square feet square feet of GLA.  As of June 30, 2020, the Company’s pro-rata share of the aggregate portfolio was 93.6% leased.

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

The spread of COVID-19 has caused significant market volatility and adverse impacts on the U.S. retail market, the U.S. economy, the global economy, and financial markets. In order to mitigate the spread of COVID-19, federal, state and local governments have issued recommendations and mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay at home” orders and social distancing protocols. These measures have impacted our tenants in various ways based upon their business classifications. For example, many jurisdictions have permitted only "essential" businesses to continue to fully operate, have required all "non-essential" businesses to cease or significantly modify operations and have limited restaurants to take-out and delivery services. While the Company is actively monitoring each jurisdiction's plans, it is impossible to predict when restrictions will be partially or completely lifted or relaxed, when tenants will fully re-open or what restrictions will remain in place when re-opening occurs, how such re-opening restrictions will continue to impact, or the effect of any reopening or relaxation of such restrictions will have on, the business of our tenants and whether consumer demand and spending will return to the same levels prior to the COVID-19 pandemic. COVID-19 has impacted the Company's properties and tenants by these and other factors as follows:
•100% of the Company's 49 shopping centers remain open and operating as of July 31, 2020.
•92% of our total tenants were open and operating, on a pro-rata basis, as of July 31, 2020 based on ABR.
•67% of the Company’s properties by ABR had a grocery or grocer component and 87% of ABR stemmed from national or regional tenants, on a pro-rata basis, as of June 30, 2020.
•75% of July 2020 and 65% of second quarter 2020 rents have been paid, on a pro-rata basis, as of July 31, 2020.
•18% of July 2020 and 24% of second quarter 2020 rents are subject to signed or approved deferral agreements, on a pro-rata basis, as of July 31, 2020.
•Ended the second quarter 2020 with $249.7 million in cash, cash equivalents and restricted cash with no debt maturities until June 27, 2021.

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
•To enhance its liquidity position and maintain financial flexibility, the Company borrowed $225.0 million on its unsecured revolving credit facility in March 2020. On June 30, 2020, the Company repaid $50.0 million leaving $175.0 million outstanding.
•As of June 30, 2020, the Company had approximately $249.7 million in cash, cash equivalents and restricted cash.
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
•We paid our second quarter preferred dividend in the amount of $1.7 million on July 1, 2020 to shareholders of record as of June 20, 2020. The Company anticipates it will continue to pay its preferred stock dividend.

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

The following table summarizes our consolidated operating portfolio by market as of June 30, 2020:

Market Summary (1)
MSA	Number of Properties	GLA (in thousands)	Leased %	Occupied %	ABR/SF	% of ABR
Top 40 MSAs:
Atlanta	3	527	95.0%	94.1%	$12.13	3.7%
Austin	1	76	94.4%	94.4%	25.78	1.1%
Baltimore	1	252	96.3%	96.3%	9.82	1.4%
Chicago	4	767	85.3%	85.3%	14.76	5.9%
Cincinnati	3	1,263	94.5%	93.0%	16.02	11.4%
Columbus	2	435	93.9%	89.0%	18.14	4.3%
Denver	1	504	89.0%	88.6%	20.07	5.4%
Detroit	9	2,317	94.9%	94.9%	14.89	19.5%
Indianapolis	1	251	95.7%	87.9%	14.54	1.9%
Jacksonville	2	756	92.2%	92.2%	17.05	7.2%
Miami	6	1,035	93.0%	91.6%	16.75	7.4%
Milwaukee	2	546	91.7%	91.7%	12.66	3.9%
Minneapolis	2	445	89.8%	89.8%	25.37	6.2%
Nashville	1	633	97.7%	97.7%	13.50	5.1%
St. Louis	4	827	95.4%	95.4%	14.49	6.2%
Tampa	4	752	97.4%	97.4%	12.96	5.8%
Top 40 MSA subtotal	46	11,388	93.6%	92.9%	$15.50	96.4%
Non Top 40 MSA	3	516	93.1%	92.7%	12.42	3.6%
Total	49	11,904	93.6%	92.9%	$15.37	100.0%

(1) Shown at pro-rata except for number of properties and GLA.

We accomplished the following activity during the six months ended June 30, 2020:

Leasing Activity

Our properties reported the following leasing activity, which is shown at pro-rata except for number of leasing transactions and square feet:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	50	643,429	$13.19	$12.55	$1.22	$0.00
New Leases - Comparable	6	15,166	$24.70	$24.19	$27.06	$11.24
New Leases - Non-Comparable (4)	13	58,599	$21.37	N/A	$59.52	$10.31
Total	69	717,194	$14.11	N/A	$6.60	$1.09

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

The Company also experienced a slow-down in leasing activity beginning in March 2020 caused by uncertainty and tenant concern related to the COVID-19 pandemic. While January 2020 and February 2020 leasing activity was relatively consistent with historical levels, the volume of new leasing activity with respect to newly-leased space has since slowed.

Investing Activity

At June 30, 2020, we did not have any active development or redevelopment projects ongoing.

Financing Activity

Debt
As of June 30, 2020, we had net debt of $855.2 million, reflecting net debt to total market capitalization of 57.4% as compared to 44.8% at June 30, 2019. Net debt decreased by $28.3 million compared to June 30, 2019, primarily as a result of an increase in cash and cash equivalents from proceeds received upon the contribution of properties to the newly formed R2G Venture LLC joint venture in December 2019.
Equity

In February 2020, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the six months ended June 30, 2020, we did not issue any common shares through the arrangement. As of June 30, 2020, we have full capacity remaining under the agreement. The sale of such shares issuable pursuant to the Equity Distribution Agreement was registered with the SEC pursuant to a prospectus supplement filed in February 2020 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3 (No. 333-232007) which was filed with the SEC in June 2019.

Land Available for Development

At June 30, 2020, our three largest development sites are Hartland Towne Square, Lakeland Park Center and Parkway Shops. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

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

As discussed above, the COVID-19 pandemic has impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located, and, accordingly our tenants may be unable to operate their businesses, maintain profitability and make timely rental payments to the Company under their leases. Under such circumstances it is possible our estimates for rental income not probable of collection for future periods may be higher than our recent historical trends. Also, the worsening of estimated future cash flows could result in the recognition of an impairment charge on certain of the Company’s long-lived assets. Management does not believe that the value of any of the Company’s real estate investments was impaired as of June 30, 2020.

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

The FASB also acknowledged that some concessions would provide a deferral of payments with no substantive changes to the consideration in the original contract. The FASB indicated that a deferral affects the timing, but the amount of the consideration is substantially the same as that required by the original contract. In cases where we grant a deferral for future periods, as a result of COVID-19, we account for the concessions as if no changes to the lease contract were made. Under that accounting, we increase our lease receivable as receivables accrue. In our income statement, we continue to recognize income during the deferral period.

Comparison of three months ended June 30, 2020 to June 30, 2019

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the three months ended June 30, 2020 as compared to the same period in 2019:

	Three Months Ended June 30,
	2020	2019	Dollar Change	Percent Change
	(In thousands)
Total revenue	$44,627	$57,361	$(12,734)	(22.2)%
Real estate taxes	8,453	8,722	(269)	(3.1)%
Recoverable operating expense	4,797	5,343	(546)	(10.2)%
Non-recoverable operating expense	2,146	2,709	(563)	(20.8)%
Depreciation and amortization	17,860	20,628	(2,768)	(13.4)%
Transaction costs	12	—	12	NM
General and administrative expense	6,695	6,530	165	2.5%
Insured expenses, net	(1,713)	—	(1,713)	NM
Gain on sale of real estate	—	371	(371)	NM
Earnings from unconsolidated joint ventures	802	26	776	NM
Interest expense	10,177	10,084	93	0.9%
Loss on extinguishment of debt	—	622	(622)	NM
Preferred share dividends	1,675	1,675	—	—%

NM - Not meaningful

Total revenue for the three months ended June 30, 2020 decreased $12.7 million, or (22.2)%, from the same period in 2019. The decrease is primarily due to the following:
•$6.7 million decrease due to increased rental income not probable of collection as well as related straight-line rent reserves in the current period, primarily due to the COVID-19 pandemic; and
•$5.7 million decrease related to properties that were contributed to the R2G Venture LLC joint venture (“R2G”) during the fourth quarter of 2019; and
•$1.4 million decrease from acceleration of a below market lease in the prior period attributable to a specific tenant who vacated prior to the original estimated lease termination date; partially offset by
•$0.6 million increase related to a property acquired during the fourth quarter of 2019; and
•$0.2 million increase related to management fees collected from R2G joint venture.

Real estate tax expense for the three months ended June 30, 2020 decreased $0.3 million, or (3.1)% from the same period in 2019, primarily due to properties contributed to R2G during the fourth quarter of 2019, partially offset by higher net expense at our existing properties.

Recoverable operating expense for the three months ended June 30, 2020 decreased $0.5 million, or (10.2)% from the same period in 2019, primarily due to properties contributed to R2G during the fourth quarter of 2019.

Non-recoverable operating expense for the three months ended June 30, 2020 decreased $0.6 million, or (20.8)% from the same period in 2019, primarily due to lower legal fees associated with a tenant dispute that concluded during the current period, as well as properties contributed to R2G during the fourth quarter of 2019.

Depreciation and amortization expense for the three months ended June 30, 2020 decreased $2.8 million, or (13.4)%, from the same period in 2019.  The decrease is primarily due to properties contributed to R2G during the fourth quarter of 2019, as well as higher asset write offs in the prior period for tenants that vacated prior to their original lease end date.

General and administrative expense for the three months ended June 30, 2020 increased $0.2 million, or 2.5%, from the same period in 2019.  The net increase is primarily a result of higher wages and payroll related expenses, as well as higher legal and other outside professional fees, partially offset by lower management reorganization expense, which includes severance costs associated with former executives, and lower travel expenses.

During the three months ended June 30, 2020, the Company recorded an insured benefit of $1.7 million. During fourth quarter of 2019 the Company wrote off real estate assets that were damaged by a hail storm at one property, which is fully covered by insurance. This amount represents the approximate insurance proceeds that were received by the Company in the current period.

The Company had a gain of $0.4 million during the three months ended June 30, 2019, generated from one land parcel sale.

Earnings from unconsolidated joint ventures for the three months ended June 30, 2020 increased $0.8 million from the same period in 2019 primarily due to the R2G joint venture which was formed in the fourth quarter of 2019.

Interest expense for the three months ended June 30, 2020 increased $0.1 million, or 0.9% from the same period in 2019, primarily as a result of a 22.8% increase in our average outstanding debt, partially offset by a 70 basis point decrease in our weighted average interest rate. The increase in our average outstanding debt is the result of $225.0 million of borrowings in March 2020 on our unsecured revolving credit facility to strengthen the Company's liquidity position due to the COVID-19 pandemic. On June 30, 2020, the Company repaid $50.0 million leaving $175.0 million outstanding.

During the three months ended June 30, 2019, the Company wrote off $0.6 million of unamortized deferred financing costs associated with the junior subordinated notes that were redeemed in April 2019.

The comparability of the Company’s results of operations for the three months ended June 30, 2020 to future periods may be significantly impacted by the effects of the COVID-19 pandemic.

Comparison of six months ended June 30, 2020 to June 30, 2019

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the six months ended June 30, 2020 as compared to the same period in 2019:

	Six Months Ended June 30,
	2020	2019	Dollar Change	Percent Change
	(In thousands)
Total revenue	$97,503	$117,069	$(19,566)	(16.7)%
Real estate taxes	16,604	18,544	(1,940)	(10.5)%
Recoverable operating expense	10,776	12,024	(1,248)	(10.4)%
Non-recoverable operating expense	4,423	5,199	(776)	(14.9)%
Depreciation and amortization	38,708	39,847	(1,139)	(2.9)%
Transaction costs	186	—	186	NM
General and administrative expense	12,917	12,596	321	2.5%
Insured expenses, net	(1,653)	—	(1,653)	NM
Gain on sale of real estate	—	6,073	(6,073)	NM
Earnings from unconsolidated joint ventures	1,058	80	978	NM
Interest expense	19,578	20,433	(855)	(4.2)%
Loss on extinguishment of debt	—	622	(622)	—%
Preferred share dividends	3,350	3,350	—	—%

NM - Not meaningful

Total revenue for the six months ended June 30, 2020 decreased $19.6 million, or (16.7)%, from the same period in 2019. The decrease is primarily due to the following:
•$11.6 million decrease related to properties that were contributed to R2G during the fourth quarter of 2019;

•$7.1 million decrease due to increased rental income not probable of collection as well as related straight-line rent reserves in the current period, primarily due to the COVID-19 pandemic; and
•$1.4 million decrease from acceleration of a below market lease in the prior period attributable to a specific tenant who vacated prior to the original estimated lease end date; partially offset by
•$0.6 million increase related to management fees collected due to the R2G joint venture; and
•$0.2 million increase related to the net impact of two properties sold during the first quarter of 2019 and one property acquired during the fourth quarter of 2019.

Real estate tax expense for the six months ended June 30, 2020 decreased $1.9 million, or (10.5)% from the same period in 2019, primarily due to properties contributed to R2G during the fourth quarter of 2019, as well as lower net expense at our existing properties.

Recoverable operating expense for the six months ended June 30, 2020 decreased $1.2 million, or (10.4)% from the same period in 2019, primarily due to properties contributed to R2G during the fourth quarter of 2019 and two properties sold during the first quarter of 2019.

Non-recoverable operating expense for the six months ended June 30, 2020 decreased $0.8 million, or (14.9)% from the same period in 2019, primarily due to lower legal fees associated with a tenant dispute that concluded during the current period, as well as properties contributed to R2G during the fourth quarter of 2019.

Depreciation and amortization expense for the six months ended June 30, 2020 decreased $1.1 million, or (2.9)%, from the same period in 2019.  The decrease is primarily due to properties contributed to R2G during the fourth quarter of 2019, as well as higher asset write offs in the prior period for tenants that vacated prior to their original lease end date.

During the six months ended June 30, 2020, the Company recorded transaction costs of $0.2 million related to legal and professional fees associated with a property acquisition and property sale of a center that were terminated during the current period.

General and administrative expense for the six months ended June 30, 2020 increased $0.3 million, or 2.5%, from the same period in 2019.  The net increase is primarily a result of higher wages and payroll related expenses, as well as higher legal and other outside professional fees, partially offset by lower management reorganization expense, which includes severance costs associated with former executives, and lower travel expenses.

During the six months ended June 30, 2020, the Company recorded an insured benefit of $1.7 million. During fourth quarter of 2019 the Company wrote off real estate assets that were damaged by a hail storm at one property, which will be fully covered by insurance. This amount represents the insurance proceeds that were received by the Company in the current period.

The Company had gains on real estate disposals of $6.1 million during the six months ended June 30, 2019, generated from two shopping centers and one land parcel.

Earnings from unconsolidated joint ventures for the six months ended June 30, 2020 increased $1.0 million from the same period in 2019 primarily due to the R2G joint venture which was formed in the fourth quarter of 2019.

Interest expense for the six months ended June 30, 2020 decreased $0.9 million, or (4.2)% from the same period in 2019, primarily as a result of a 50 basis point decrease in our weighted average interest rate, partially offset by a 10.3% increase in our average outstanding debt. The increase in our average outstanding debt is the result of $225.0 million of borrowings in March 2020 on our unsecured revolving credit facility to strengthen the Company's liquidity position due to the COVID-19 pandemic. On June 30, 2020, the Company repaid $50.0 million leaving $175.0 million outstanding.

During the six months ended June 30, 2019, the Company wrote off $0.6 million of unamortized deferred financing costs associated with the junior subordinated notes that were redeemed in April 2019.

The comparability of the Company’s results of operations for the six months ended June 30, 2020 to future periods may be significantly impacted by the effects of the COVID-19 pandemic.

Liquidity and Capital Resources

Our primary uses of capital include principal and interest payments on our outstanding indebtedness, ongoing capital expenditures such as leasing capital expenditures and building improvements, shareholder distributions, operating expenses of our business, debt maturities, acquisitions and discretionary capital expenditures such as targeted remerchandising, expansions, redevelopment and development. We generally strive to cover our principal and interest payments, operating expenses, shareholder distributions, and ongoing capital expenditures from cash flow from operations, although from time to time we have borrowed or sold assets to finance a portion of those uses. We believe the combination of cash flow from operations, cash balances, favorable relationships with our lenders, issuance of debt, property dispositions, reducing our planned capital expenditures, suspension of our quarterly common share dividend and issuance of equity securities will provide adequate capital resources to fund all of our expected uses over at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given. As discussed above, the COVID-19 pandemic outbreak has adversely impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located. The effects of COVID-19 and attempts to mitigate its outbreak have had an adverse impact on our short-term cash flow due to a significant number of tenants not paying rent for the second quarter and could continue to have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our tenants’ businesses, financial condition and liquidity and may cause certain tenants to be unable to meet their obligations to us in full, timely or at all. Nonpayment of rent or closures by our tenants of their stores could reduce our cash flows, which would adversely impact our liquidity and the achievement of our financial forecast.

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

At June 30, 2020 and 2019, we had $249.7 million and $51.3 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash generally consists of funds held in escrow by lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of June 30, 2020, we had no debt maturing for the remainder of 2020, and we had $175.0 million of unused capacity under our $350.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. The current amount of outstanding indebtedness is close to the maximum permitted amount under the covenants contained in our revolving credit facility, and as a result our ability to retain our outstanding borrowings and utilize the limited remaining amount available under our revolving credit facility would depend on our continued compliance with financial covenants and other terms of our revolving credit agreement, which may be impacted by certain factors including tenant store closures and the nonpayment of rent, unless we obtain waivers or modifications to our loan document covenants. These covenants are generally based on our financial results from the most recently completed four fiscal quarters and, as a result, the impact on these financial covenants from adverse short-term impacts on operating results is partially mitigated by previous and/or subsequent operating results. Refer to Note 5 for further discussion on current quarter amendments to our covenants.

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

For the six months ended June 30, 2020, our cash flows were as follows compared to the same period in 2019:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$13,371	$37,311
Net cash (used in) provided by investing activities	$(10,732)	$38,907
Net cash provided by (used in) financing activities	$132,468	$(69,594)

Operating Activities

Net cash provided by operating activities decreased $23.9 million in the six months ended June 30, 2020 compared to the same period in 2019 primarily due to the following:
•Impact of the COVID-19 pandemic on rental income not probable of collection of $5.6 million and deferred accounts receivable of $12.3 million; and
•Impact of shopping centers contributed to R2G in 2019; partially offset by
•Reduction in interest expense.

Investing Activities

Net cash used by investing activities was $(10.7) million in the six months ended June 30, 2020, compared to net cash provided by investing activities of $38.9 million for the same period in 2019. The $49.6 million change in net cash provided by (used in) investing activities was primarily due to the following:
•Net proceeds from the sale of real estate decreased $67.9 million; partially offset by
•Net capital improvements covered by insurance increased $2.1 million; and
•Development and capital improvements decreased $20.4 million.

At June 30, 2020, we did not have any active development or redevelopment projects ongoing.

Financing Activities

Net cash provided by financing activities was $132.5 million in the six months ended June 30, 2020, compared to net cash used by financing activities of $(69.6) million in 2019. The increase of $202.1 million was primarily the result of net borrowings on our revolving credit facility in 2020 and the repayment of junior subordinated notes in 2019.

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

On May 8, 2020, our Board of Trustees declared a quarterly cash dividend of $0.90625 per Series D Cumulative Convertible Perpetual Preferred Share to preferred shareholders of record as of June 20, 2020. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT.  Distributions paid by us are generally expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources are used.  Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings.  During the six months ended June 30, 2020, the sum of our principal and interest payments, operating expenses, shareholder distributions and ongoing capital expenditures exceeded our cash flow from operations by $31.4 million, and we used other sources of liquidity, including a portion of the proceeds from asset sales, to meet our cash requirements. The $31.4 million shortfall was primarily the result of our first and second quarter shareholder distributions which totaled $39.5 million. In light of the disruption caused by the COVID-19 pandemic, the Board of Trustees temporarily suspended the quarterly common dividend to retain cash. The Board of Trustees will continue to evaluate the Company’s dividend policy based upon the Company's financial performance and economic outlook and, at a later date, intends to reinstate the quarterly common dividend of at least the amount required to continue qualifying as a REIT for U.S. federal income tax requirements.

In February 2020, the Company entered into an Equity Distribution Agreement ("Equity Distribution Agreement") pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time, in "at-the-market" offerings as defined in Rule 415 of the Securities Act. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the six months ended June 30, 2020, we did not issue any common shares through the arrangement. As of June 30, 2020, we have full capacity remaining under the agreement. The sale of such shares issuable pursuant to the Equity Distribution Agreement was registered with the SEC pursuant to a prospectus supplement filed in February 2020 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3 (No. 333-232007) which was filed with the SEC in June 2019.

Debt

At June 30, 2020, we had $1.1 billion of debt outstanding consisting of $535.0 million in senior unsecured notes, $310.0 million of unsecured term loan facilities, $86.5 million of fixed rate mortgage loans encumbering certain properties, and $175.0 million of borrowings on our revolving credit facility.

In addition, we have eleven interest rate swap agreements in effect for an aggregate notional amount of $310.0 million and two forward starting interest rate swap agreements for an aggregate notional amount of $75.0 million converting our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at June 30, 2020, we had $175.0 million of variable rate debt outstanding.

Our revolving credit facility, senior unsecured notes and term loan facilities contain representations, warranties and covenants, and events of default. These include financial covenants such as total leverage, fixed charge coverage ratio, unsecured leverage ratio, tangible net worth and various other calculations, which are detailed in the specific agreements governing our indebtedness, many of which are exhibits to our most recent Annual Report on Form 10-K. On June 30, 2020, we entered into amendments to the note purchase agreements governing all of our outstanding senior unsecured notes. The following is a summary of the material amendments to the note purchase agreements:

•The occupancy tests relating to the minimum ratio of consolidated total unencumbered asset value to unsecured indebtedness were eliminated during the period from June 30, 2020 through and including September 30, 2021 (the “Specified Period”) and were otherwise reduced during the fiscal quarters ended December 31, 2021 and March 31, 2022;

•The minimum ratio of consolidated total unencumbered asset value to unsecured indebtedness that the Operating Partnership is required to maintain was reduced during the Specified Period; and

•The Operating Partnership agreed to a minimum liquidity requirement during the Specified Period.

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

As of June 30, 2020, our investments in unconsolidated joint ventures were approximately $128.8 million representing our ownership interest in four joint ventures. We account for these entities under the equity method. Refer to Note 4 Equity Investments in Unconsolidated Joint Ventures of the notes to the condensed consolidated financial statements for more information.

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

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $8.9 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental tax revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

Contractual Obligations

The following are our contractual cash obligations as of June 30, 2020:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$8,447	$1,201	$4,785	$1,810	$651
Payments due at maturity	1,098,008	—	391,508	306,500	400,000
Total mortgages and notes payable (2)	1,106,455	1,201	396,293	308,310	400,651
Interest expense (3)	194,765	19,334	102,041	43,748	29,642
Finance lease (4)	1,300	100	300	200	700
Operating leases	99,864	728	4,447	1,974	92,715
Construction commitments	3,731	3,731	—	—	—
Development obligations (5)	2,842	431	611	382	1,418
Total contractual obligations	$1,408,957	$25,525	$503,692	$354,614	$525,126

(1)Amounts represent balance of obligation for the remainder of 2020.
(2)Excludes $1.5 million of unamortized mortgage debt premium and $4.0 million in net deferred financing costs.
(3)Variable-rate debt interest is calculated using rates at June 30, 2020.
(4)Includes interest payments associated with the finance lease obligation of $0.4 million.
(5)Includes interest payments associated with the development obligations of $0.6 million.

At June 30, 2020, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

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

Construction Costs

In connection with the pad development and expansion of various shopping centers as of June 30, 2020, we have entered into agreements for construction activities with an aggregate remaining cost of approximately $3.7 million.

Planned Capital Spending

We are focused on our core strengths of enhancing the value of our existing portfolio of shopping centers through successful leasing efforts and the completion of our pad development and expansion projects currently in process.

For the remainder of 2020, we anticipate spending between $10.0 million and $15.0 million for capital expenditures, of which $3.7 million is reflected in the construction commitments in the contractual obligations table. The total anticipated spending relates to leasing capital expenditures and essential building improvements. Estimates for future spending will change as new projects are approved and will depend on the continuing impact of the COVID-19 among other factors.

Capitalization

At June 30, 2020 our total market capitalization was $1.5 billion. The table below reconciles total debt to net debt and sets forth our calculation of our total market capitalization as of June 30, 2020 and 2019:

	June 30,
	2020	2019
	(In thousands)
Notes payable, net	$1,103,996	$934,223
Add: Unamortized premiums and deferred financing costs	2,459	(381)
Finance lease obligation	926	975
Cash, cash equivalents and restricted cash	(249,659)	(51,346)
Pro-rata share of unconsolidated entities cash, cash equivalents and restricted cash	(2,557)	—
Net debt(1)	$855,165	$883,471

Common shares outstanding	80,008	79,816
Operating Partnership Units outstanding	1,909	1,909
Restricted share awards (treasury method)	100	392
Total common shares and equivalents	82,017	82,117
Market price per common share (at June 30, 2020 and 2019)	$6.96	$12.11
Equity market capitalization	$570,838	$994,437

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849	1,849
Market price per convertible preferred share (at June 30, 2020 and 2019)	$34.16	$50.78
Convertible perpetual preferred shares (at market)	$63,162	$93,892

Total market capitalization	$1,489,165	$1,971,800

Net debt to total market capitalization	57.4%	44.8%

(1)Net debt represents total debt (reported in accordance with GAAP) adjusted to exclude deferred financing costs and unamortized premiums, and reduced for cash, cash equivalents and restricted cash. By excluding deferred financing costs and unamortized premiums, and reduced for cash, cash equivalents and restricted cash, net debt provides an estimate of borrowed capital to be repaid, net of cash available to repay it. We believe this calculation is useful to understand our financial condition. Our method of calculating net debt may be different from methods used by other companies and may not be comparable.

At June 30, 2020, the non-controlling interest in the Operating Partnership was approximately 2.3%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all non-controlling interest OP units, there would have been approximately 81.9 million common shares of beneficial interest outstanding at June 30, 2020, with a market value of approximately $570.1 million.

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

In addition to FFO, we include Operating FFO as an additional measure of our financial and operating performance. Operating FFO excludes acquisition costs and periodic items such as gains (or losses) from sales of land and impairment provisions on land, bargain purchase gains, severance expense, executive management reorganization costs, net, accelerated amortization of debt premiums, gains or losses on extinguishment of debt, uncapitalized financing costs, insured expenses, net, accelerated write-offs of above and below market lease intangibles and R2G Venture LLC related costs that are not adjusted under the current NAREIT definition of FFO. We provide a reconciliation of FFO to Operating FFO. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

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

The following table illustrates the calculations of FFO and Operating FFO:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net (loss) income	$(2,956)	$2,962	$(2,614)	$13,655
Net loss (income) attributable to noncontrolling partner interest	68	(69)	60	(319)
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
Net (loss) income available to common shareholders	(4,563)	1,218	(5,904)	9,986
Adjustments:
Rental property depreciation and amortization expense	17,719	20,527	38,439	39,649
Pro-rata share of real estate depreciation from unconsolidated joint ventures (1)	1,369	14	2,782	28
Gain on sale of depreciable real estate	—	—	—	(5,702)
FFO available to common shareholders	14,525	21,759	35,317	43,961
Noncontrolling interest in Operating Partnership (2)	(68)	69	(60)	319
Preferred share dividends (assuming conversion) (3)	—	1,675	—	3,350
FFO available to common shareholders and dilutive securities	14,457	23,503	35,257	47,630

Gain on sale of land	—	(371)	—	(371)
Severance expense (4)	66	—	128	98
Executive management reorganization, net (4) (5)	—	698	—	446
Transaction costs (6)	12	—	186	—
Loss on extinguishment of debt	—	622	—	622
Insured expenses, net	(1,713)	—	(1,653)	—
Above and below market lease intangible write-offs	10	(1,663)	(391)	(1,674)
Pro-rata share of acquisition costs from unconsolidated joint ventures (1)	(217)	—	401	—
Payment of loan amendment fees (4)	184	—	184	—
Bond interest proceeds (7)	—	—	(213)	—
Operating FFO available to common shareholders and dilutive securities	$12,799	$22,789	$33,899	$46,751

Weighted average common shares	79,976	79,764	79,942	79,754
Shares issuable upon conversion of Operating Partnership Units (2)	1,909	1,909	1,909	1,909
Dilutive effect of restricted stock	100	392	299	394
Shares issuable upon conversion of preferred shares (3)	—	6,923	—	6,923
Weighted average equivalent shares outstanding, diluted	81,985	88,988	82,150	88,980

Diluted (loss) earnings per share (8)	$(0.06)	$0.01	$(0.08)	$0.12
Per share adjustments for FFO available to common shareholders and dilutive securities	0.24	0.25	0.51	0.42
FFO available to common shareholders and dilutive securities per share, diluted	$0.18	$0.26	$0.43	$0.54

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	(0.02)	—	(0.02)	(0.01)
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.16	$0.26	$0.41	$0.53

(1)Amounts noted are included in Earnings from unconsolidated joint ventures.
(2)The total noncontrolling interest reflects OP units convertible on a one-of-one basis into common shares.
(3)7.25% Series D Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest, $0.01 par value per share paid annual dividends of $6.7 million and are currently convertible into approximately 7.0 million common shares. They are dilutive only when earnings or FFO exceed approximately $0.24 per diluted share per quarter and $0.96 per diluted share per year. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on FFO and earnings per share in future periods.
(4)Amounts noted are included in General and Administrative expense.
(5)For 2019, largely comprised of severance to a former executive officer and a performance award expense related to the former Chief Executive Officer.
(6)Costs associated with terminated transactions.
(7)Amounts noted are included in Other income (expense), net.
(8)The denominator to calculate diluted earnings per share excludes shares issuable upon the conversion of preferred shares for the three and six months ended June 30, 2020 and 2019.

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

NOI, Same Property NOI and NOI from Other Investments are supplemental non-GAAP financial measures of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable operating properties for the reporting period. Same Property NOI for the three and six months ended June 30, 2020 and 2019 represents NOI from the Company's same property portfolio consisting of 41 consolidated operating properties acquired or placed in service and stabilized prior to January 1, 2019 and five previously consolidated properties contributed to the newly formed joint venture, R2G Venture LLC, in December 2019. Same property NOI from these five properties includes 51.5% of their NOI as a consolidated property for the period January 1, 2019 through December 9, 2019 and 51.5% of their NOI as an unconsolidated property accounted for under the equity method for the period December 10, 2019 through June 30, 2020. Same Property NOI excludes properties under redevelopment or where activities have started in preparation for redevelopment. A property is designated as a redevelopment when planned improvements significantly impact the property. NOI from Other Investments for the three and six months ended June 30, 2020 and 2019 represents NOI primarily from (i) properties disposed of and acquired during 2019 and 2020, (ii) 48.5% of the NOI prior to December 10, 2019 from the five previously consolidated properties contributed to the R2G Venture LLC unconsolidated joint venture, (iii) Webster Place and Rivertowne Square where the Company has begun activities in anticipation of future redevelopment, (iv) certain property related employee compensation, benefits, and travel expense and (v) non-comparable operating income and expense adjustments.

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

The following is a summary of our properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
Property Designation	2020	2019	2020	2019
Same-property	46	46	46	46
Acquisitions (1)	1	—	1	—
Redevelopment (2)	2	2	2	2
Total properties	49	48	49	48

(1)Includes the following property for the three and six months ended June 30, 2020: Lakehills Plaza.
(2)Includes the following properties: Rivertowne Square and Webster Place. The entire property indicated for each period is completely excluded from Same Property NOI.

The following is a reconciliation of our net income available to common shareholders to Same Property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net (loss) income available to common shareholders	$(4,563)	$1,218	$(5,904)	$9,986
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,675	1,675	3,350	3,350
Net (loss) income attributable to noncontrolling interest	(68)	69	(60)	319
Income tax provision	19	35	50	71
Interest expense	10,177	10,084	19,578	20,433
Loss on extinguishment of debt	—	622	—	622
Earnings from unconsolidated joint ventures	(802)	(26)	(1,058)	(80)
Gain on sale of real estate	—	(371)	—	(6,073)
Insured expenses, net	(1,713)	—	(1,653)	—
Other (income) expense, net	(61)	123	(414)	231
Management and other fee income	(228)	(39)	(579)	(90)
Depreciation and amortization	17,860	20,628	38,708	39,847
Transaction costs	12	—	186	—
General and administrative expenses	6,695	6,530	12,917	12,596
Pro-rata share of NOI from unconsolidated joint venture (1)	1,918	—	4,150	—
Lease termination fees	—	(83)	(142)	(232)
Amortization of lease inducements	191	128	329	224
Amortization of acquired above and below market lease intangibles	(638)	(2,463)	(1,733)	(3,372)
Straight-line ground rent expense	76	76	153	153
Straight-line rental income	1,219	(574)	918	(1,384)
NOI (2)	31,769	37,632	68,796	76,601
NOI from Other Investments	331	(635)	790	(2,940)
Same Property NOI (3)	$32,100	$36,997	$69,586	$73,661

Period-end Occupancy	93.2%	92.2%	93.2%	92.2%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our variable rate debt, interest rates and interest rate swap agreements in effect at June 30, 2020, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $1.8 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $29.1 million at June 30, 2020.

We had derivative instruments outstanding with an aggregate notional amount of $385.0 million as of June 30, 2020.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.26% to 1.77% and had expirations ranging from 2021 to 2027.  The following table sets forth information as of June 30, 2020 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
	(In thousands)
Fixed-rate debt	$1,201	$39,508	$52,397	$129,388	$125,879	$583,082	$931,455	$984,200
Average interest rate	5.3%	3.8%	5.7%	3.5%	3.7%	3.8%	3.9%	2.3%
Variable-rate debt	$—	$—	$—	$175,000	$—	$—	$175,000	$175,000
Average interest rate	—%	—%	—%	1.3%	—%	—%	1.3%	1.3%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at June 30, 2020 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of June 30, 2020 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in certain litigation arising in the ordinary course of business. We do not believe that any of this litigation will have a material effect on our consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

For a discussion of our potential risks and uncertainties, see the information below and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

Certain states and cities, including where we own properties and where our principal places of business are located, have also reacted by instituting quarantines, restrictions on travel, “shelter-in-place” rules or "stay at home" orders, social distancing protocols, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. The Company cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire or be relaxed or the effect of such expiration or relaxation. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our tenants operate. A number of our tenants have announced temporary closures of their stores or modifications of their operations and requested rent deferral or rent abatement during this pandemic.

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

•Our ability to remain in compliance with financial covenants of our credit facility and other debt agreements, as amended, which non-compliance could result in a default and potentially an acceleration of indebtedness, and could negatively impact our ability to make additional borrowings;
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

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2019 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common share repurchases during the quarterly period ended June 30, 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 to April 30, 2020	—	$—	—	—
May 1, 2020 to May 31, 2020	111	5.09	—	—
June 1, 2020 to June 30, 2020	36,183	7.20	—	—
Total	36,294	$7.19	—	—

During the quarterly period ended June 30, 2020, we withheld 36,294 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted share awards. The value of the common shares withheld was based on the closing price of our common shares on the applicable vesting date.

Item 6. Exhibits

Exhibit No.	Description

10.1	Employment Agreement by and between the Company and Brian Harper, dated as of June 11, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 15, 2020.
10.2
Employment Agreement by and between the Company and Michael Fitzmaurice, dated as of June 11, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 15, 2020.

10.3
Second Amendment, dated June 30, 2020, to the $110 Million Note Purchase Agreement, dated June 27, 2013, by RPT Realty, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 6, 2020.

10.4
Third Amendment, dated June 30, 2020, to the $100 Million Note Purchase Agreement, dated May 28, 2014, by RPT Realty, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 6, 2020.

10.5
Second Amendment, dated June 30, 2020, to the $100 Million Note Purchase Agreement, dated September 30, 2015, by RPT Realty, L.P., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 6, 2020.

10.6
Second Amendment, dated June 30, 2020, to the $75 Million Note Purchase Agreement, dated August 19, 2016, by RPT Realty, L.P., incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 6, 2020.

10.7
First Amendment, dated June 30, 2020, to the $75 Million Note Purchase Agreement, dated December 21, 2017, by RPT Realty, L.P., incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 6, 2020.

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

RPT REALTY

Date: August 5, 2020	By: /s/ BRIAN L. HARPER Brian L. Harper President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	By: /s/ MICHAEL P. FITZMAURICE Michael P. Fitzmaurice Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2020	By: /s/ RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)