Form 10-K
period 2020-12-31
RPT Realty
filed 2021-02-18
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was $555,716,968 based upon the last reported sale price of $6.96 per share on the New York Stock Exchange on June 30, 2020. As of February 12, 2021 there were outstanding 81,224,532 Common Shares of Beneficial Interest.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders to be held in 2021 are incorporated by reference into Part III.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms. Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to predict or control. Currently, one of the most significant factors is the potential adverse effect of the current novel coronavirus (“COVID-19”) pandemic on the financial condition, results of operations, cash flows and performance of the Company and our tenants (including their ability to timely make rent payments), the real estate market (including the local markets where our properties are located), the financial markets and general global economy as well as the potential adverse impact on our ability to enter into new leases or renew leases with existing tenants on favorable terms or at all. The impact COVID-19 has, and will continue to have, on the Company and its tenants is highly uncertain, cannot be predicted and will vary based upon the duration, magnitude and scope of the COVID-19 pandemic, the short-term and long-term effect of COVID-19 on consumer behaviors, the availability of vaccines or cures for COVID-19, as well as the actions taken by federal, state and local governments to mitigate the impact of COVID-19, including social distancing protocols and restrictions on business activities and “shelter-in-place” and “stay at home” mandates, and the effect of any relaxation or revocation of current restrictions. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; the cost and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; risks associated with bankruptcies or insolvencies or general downturn in the businesses of tenants; the potential adverse impact from tenant defaults generally or from the unpredictability of the business plans and financial condition of the Company's tenants, which are heightened as a result of the COVID-19 pandemic; the execution of deferral or rent concession agreements by tenants; our business prospects and outlook; acquisition, disposition, development and joint venture risks; our insurance costs and coverages; risks related to cybersecurity and loss of confidential information and other business interruptions; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including in particular those set forth under “Risk Factors” in this Annual Report on Form 10-K.  Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.
PART I

Item 1. Business

The terms “Company,” “RPT,” “we,” “our,” or “us” refer to RPT Realty, RPT Realty, L.P., and/or their subsidiaries, as the context may require. The content of our website and the websites of third parties noted herein is not incorporated by reference in this Annual Report on Form 10-K.

General

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange (the “NYSE”). The common shares of beneficial interest of the Company, par value $0.01 per share (the “common shares”), are listed and traded on the NYSE under the ticker symbol “RPT”. As of December 31, 2020, our property portfolio consisted of 49 shopping centers (including five shopping centers owned through a joint venture) (the “aggregate portfolio”) representing 11.9 million square feet of gross leasable area (“GLA”).  As of December 31, 2020, the Company's pro-rata share of the aggregate portfolio was 92.8% leased.

The Company's principal executive offices are located at 19 West 44th Street, Suite 1002, New York, New York 10036 and its telephone number is (212) 221-1261. The Company’s website is rptrealty.com.

We conduct substantially all of our business through our operating partnership, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership” or “OP”).  The Operating Partnership, either directly or indirectly through partnerships or limited liability companies, holds fee title to all of our properties.  As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.  As of December 31, 2020, we owned approximately 97.7% of the Operating Partnership.  The interests of the limited partners are reflected as noncontrolling interests in our financial statements and the limited partners are generally individuals or entities that contributed interests in certain assets or entities to the Operating Partnership in exchange for units of limited partnership interest (“OP Units”).  The holders of OP Units are entitled to exchange them for our common shares on a 1:1 basis or for cash.  The form of payment is at our election.

We operate in a manner intended to qualify as a REIT pursuant to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”).  Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries (“TRSs”), which are subject to federal and state income taxes.

Impact of COVID-19

The Company is closely monitoring the COVID-19 pandemic, including the impact on our business, our tenants, our vendors and our partners. The following summary is intended to provide shareholders with information pertaining to the impacts of the COVID-19 pandemic on the Company’s business and management’s strategy and actions to respond to these impacts. Unless otherwise specified, the statistical and other information regarding the Company’s portfolio and tenants included in this subsection are based on information available to the Company and includes its consolidated properties and its pro-rata share of unconsolidated joint ventures. Due to the uncertainty and rapidly changing nature of the COVID-19 situation, the Company anticipates that any such statistics and information will potentially change significantly. As a result, the information provided may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the year-ended December 31, 2020 and future periods.

The spread of COVID-19 has caused significant market volatility and adverse impacts on the U.S. retail market, the U.S. economy, the global economy, and financial markets. In order to mitigate the spread of COVID-19, federal, state and local governments have issued recommendations and mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay at home” orders and social distancing protocols. These measures have impacted our tenants in various ways based upon their business classifications. For example, many jurisdictions have permitted only “essential” businesses to continue to fully operate, have required all “non-essential” businesses to cease or significantly modify operations and have limited restaurants to take-out and delivery services. While the Company is actively monitoring each jurisdiction's plans, it is impossible to predict when restrictions will be partially or completely lifted or relaxed, when tenants will fully re-open or what restrictions will remain in place when re-opening occurs, how such re-opening restrictions will continue to impact, or the effect of any re-opening or relaxation of such restrictions or the adoption of a vaccine will have on, the business of our tenants and whether consumer demand and spending will return to the same levels as prior to the COVID-19 pandemic. COVID-19 has impacted the Company's properties and tenants by these and other factors as follows:
•100% of the Company's 49 shopping centers remain open and operating as of February 10, 2021.
•94% of our total tenants were open and operating, on a pro-rata basis, as of February 10, 2021 based on Annualized Base Rent (“ABR”).
•67% of the Company’s properties by ABR had a grocery or grocer component and 87% of ABR stemmed from national or regional tenants, on a pro-rata basis, as of December 31, 2020.
•91% of fourth quarter 2020 rents have been paid, on a pro-rata basis, as of February 10, 2021.
•6% of fourth quarter 2020 rents are subject to signed or approved deferral agreements, on a pro-rata basis, as of February 10, 2021.
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
•The Company maintains continuous communication with its tenants and is providing resources and assisting tenants in identifying local, state and federal aid that may be available to support their businesses and employees during the pandemic. The Company created a dedicated COVID-19 page containing resources for tenants, including with respect to information on the Coronavirus Aid, Relief, and Economic Security Act, including the historic Paycheck Protection Program, and Families First Coronavirus Response Act; information on the Small Business Administration (“SBA”) loan and debt relief programs and references to state-by-state resources to help our tenants understand specific directives that may impact their businesses.
•During the second quarter of 2020, the Company completed a workforce reduction and instituted temporary compensation reductions for the executive officers ranging from 10% to 20% of their annual base salaries. Certain executive officers also agreed to further reductions of 10% to 20% of their annual base salaries in exchange for restricted common shares with an equal value.
•To enhance its liquidity position and maintain financial flexibility, the Company borrowed $225.0 million on its unsecured revolving credit facility in March 2020. As of December 31, 2020, the Company has repaid $125.0 million of this borrowing leaving $100.0 million outstanding. On February 12, 2021, the Company repaid the remaining $100.0 million outstanding.
•The Company has taken proactive measures to manage liquidity, by suspending the Company’s shopping center acquisition and disposition activity until further notice with no transactions made since December 31, 2019. We have suspended all new development and redevelopment project starts until further notice and currently have no committed development or redevelopment projects in progress. Further, the Company started deferring all but essential maintenance capital expenditures in early March.
•In light of the disruption caused by the COVID-19 pandemic, the Board of Trustees temporarily suspended the quarterly common dividend to retain cash starting with the second quarter of 2020. On February 11, 2021, the Company's Board of Trustees reinstated the first quarter 2021 common dividend at $0.075 per share payable on April 1, 2021, to the holders of record of Common Shares as of the close of business on March 19, 2021.
•We paid our first quarter dividend in the amount of $19.4 million on April 1, 2020, to shareholders of record as of March 20, 2020.
•We paid our fourth quarter preferred dividend in the amount of $1.7 million on January 4, 2021 to shareholders of record as of December 18, 2020. The Company anticipates it will continue to pay its preferred stock dividend.

The Company’s predominant source of revenue is from rents and reimbursable expenses received from tenants pursuant to lease agreements. Therefore, the Company’s financial results may be adversely impacted in the event our tenants are unable to make rental payments due to the COVID-19 pandemic. The ability of tenants to pay rent is highly uncertain and cannot be predicted based upon the uncertainty surrounding the magnitude, duration and scope of the COVID-19 pandemic. The Company also experienced a slow-down in leasing activity since March 2020 caused by uncertainty and tenant concern related to the COVID-19 pandemic. While January 2020 and February 2020 leasing activity was relatively consistent with historical levels, the volume of new leasing activity has since slowed. As a result, the full impact of COVID-19 on our business is currently unknown. Our strong balance sheet and operational flexibility allowed us to successfully manage through the initial impact of COVID-19 while protecting our cash flow and liquidity. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to tenant bankruptcies, rejection of tenant leases in bankruptcy, difficulties in renewing or re-leasing retail space, difficulties in accessing capital, impairment of the Company’s assets and other effects that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to shareholders. See “Risk Factors” in this report.

Business Strategy

Our goal is to be a dominant shopping center owner, with a focus on the following:
•Own and manage high quality open-air shopping centers predominantly concentrated in the top U.S. metropolitan statistical areas (“MSA”);
•Curate our real estate to maximize its value while being aligned with the future of the shopping center industry by leveraging technology, optimizing distribution points for brick-and-mortar and e-commerce purchases, engaging in best-in-class sustainability programs and developing a personalized appeal to attract and engage the next generation of shoppers;
•Increase the value of our properties and create long-term value and growth for our shareholders;
•Cultivate value creation redevelopment and expansion pipeline;
•Maximize balance sheet liquidity and flexibility;

•Maximize revenue by leasing to a strong and diverse tenant mix at increased rent, when possible; and
•Attract, retain and promote motivated high performing employees.

Key methods to achieve our strategy:
•Deliver above average relative shareholder return and generate outsized consistent and sustainable Same Property Net Operating Income (“Same Property NOI”) and Operating Funds from Operations (“Operating FFO”) per share growth;
•Evaluate select redevelopment projects with significant pre-leasing for which we expect to achieve attractive returns on investment;
•Sell assets that no longer meet our long-term strategy and redeploy the proceeds to lease, redevelop and acquire assets in our core and target markets;
•Achieve lower leverage while maintaining low variable interest rate risk;
•Maintain strong tenant and retailer relationships to minimize tenant turnover to attract diverse tenancy; and
•Retain access to diverse sources of capital, maintain liquidity through borrowing capacity under our unsecured line of credit and minimize the amount of debt maturities in a single year.

Our portfolio consists of community, lifestyle and power center properties tenanted by national and regional chain stores, market-leading supermarkets, as well as a strong lineup of smaller national, regional and local retailers that optimize the overall merchandise mix and reflect the community demographics of each center. Our centers also include entertainment components, including theaters, fitness centers and restaurants, which, in addition to supermarkets, are daily drivers of consumer traffic to our properties. National chain anchor tenants in our centers include, among others, TJ Maxx/Marshalls, Dick’s Sporting Goods, Ross Stores and ULTA Salon. Supermarket anchor tenants in our centers include, among others, Publix Super Market, Whole Foods, Kroger, Aldi, and Sprouts. Theater, fitness and restaurant tenants include, among others, Regal Cinema, LA Fitness, Starbucks and Panera. Our shopping centers are primarily located in key growth markets in the 40 largest MSAs in the United States such as Metro Detroit, Cincinnati, Miami, Jacksonville, Chicago, St. Louis, Minneapolis, Tampa/Lakeland, Nashville and Austin.

Operating Strategies and Significant Transactions

Our operating objective is to maximize the risk-adjusted return on invested capital at our shopping centers. We seek to do so by increasing the property operating income of our centers, controlling our capital expenditures, monitoring our tenants' credit risk and taking actions to mitigate our exposure to that tenant credit risk.

During 2020, our properties reported the following leasing activity, which is shown at pro-rata except for number of leasing transactions and square feet:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	95	893,139	$14.08	$13.50	$1.07	$0.03
New Leases - Comparable	22	69,682	$22.58	$18.80	$40.83	$9.73
New Leases - Non-Comparable (4)	32	153,506	$19.26	N/A	$59.84	$9.29
Total	149	1,116,327	$15.31	N/A	$11.53	$1.89

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

The Company experienced a slow-down in leasing activity beginning in March 2020 caused by uncertainty and tenant concern related to the COVID-19 pandemic. While January 2020 and February 2020 leasing activity was relatively consistent with historical levels, the volume of new leasing activity with respect to newly-leased space slowed thereafter for a portion of the year ended December 31, 2020. Leasing activity since the start of the third quarter of 2020 returned to levels relatively consistent with historical results.

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

In December 2020, we sold two land parcels for aggregate gross proceeds of $1.4 million. We had no acquisitions during 2020.

In December 2019, we acquired a 76,000 square foot Target shadow-anchored shopping center in Austin, Texas for $33.9 million. We also sold two shopping centers and one land outparcel for aggregate gross proceeds of $69.4 million in the first half of 2019.

On December 10, 2019, we contributed five properties valued at $244.0 million to a newly formed joint venture with an affiliate of GIC Private Limited (“GIC”), Singapore's sovereign wealth fund, referred to as R2G Venture LLC (“R2G”), and received $118.3 million in gross proceeds for the 48.5% stake in R2G that was acquired by GIC. Additionally, GIC committed up to $200.0 million of additional capital to R2G over a three year period to fund its 48.5% share of up to an aggregate of $412.4 million of potential acquisitions by R2G of grocery-anchored shopping centers in target markets in the U.S. RPT retained a 51.5% stake in R2G and receives property management, construction management and leasing fees from R2G. The Company is responsible for the day-to-day management of the properties as well as sourcing future acquisitions for R2G. Both GIC and RPT will have consent rights for all future acquisitions, and GIC has approval rights in connection with annual budgets and other specified major decisions. During the three year investment period for R2G, RPT has agreed to present all opportunities above a specified size threshold to acquire grocery-anchored shopping centers in attractive-high growth markets in the United States to R2G and not to acquire, invest in or source any such opportunities that have not previously been presented to R2G and declined by GIC.

Unless specified events occur, neither RPT nor GIC has the right to force a sale of R2G or its assets within the first five years following its formation. Thereafter, both RPT and GIC will have forced sale rights, subject to a right to participate in the purchase for the other member.

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

During the fourth quarter 2020 we obtained an investment grade credit rating from a nationally recognized credit rating agency.

Debt

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

In March 2020, the Company borrowed $225.0 million on its revolving credit facility in order to enhance its liquidity position and maintain financial flexibility. As of December 31, 2020, the Company has repaid $125.0 million leaving $100.0 million outstanding. At December 31, 2020 we had $250.0 million available to draw under our unsecured revolving line of credit, subject to compliance with applicable covenants. See “Debt” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” below for additional discussion regarding the Company's outstanding financial covenants and related amendments thereto. On February 12, 2021, the Company repaid the remaining $100.00 million outstanding on the unsecured revolving line of credit.

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

Equity

In February 2020, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the year ended December 31, 2020, we did not issue any common shares through the arrangement. As of December 31, 2020, we have full capacity remaining under the agreement. The sale of such shares issuable pursuant to the Equity Distribution Agreement was registered with the SEC pursuant to a prospectus supplement filed in February 2020 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3 (No. 333-232007) which was filed with the SEC in June 2019.

Sustainability

We continue to advance our commitment to sustainability, with a focus on achieving goals in each of the Environmental, Social and Governance (“ESG”) areas of sustainability. We believe that sustainability initiatives are a vital part of supporting our primary goal to maximize value for our shareholders.

See “Human Capital” section below for a discussion of our programs related to the Social area of sustainability.

In 2020, we expanded our ESG polices to broaden our impact on sustainability initiatives. We established a long-term goal to reduce our green-house gases, supplementing our existing long-term goals of electricity consumption reduction, lowering water usage and waste diversion. In 2020, we filed RPT’s first Global Real Estate Sustainability Benchmark, providing more transparency regarding our sustainability polices, initiatives and performance.

Human Capital

We employed 105 full-time employees as of December 31, 2020. None of our employees are represented by a competitive bargaining unit, and we believe that our relations with our employees are good. We believe our employees are key to achieving our business objectives and our corporate purpose of Turning Commercial Ground into Common Ground. RPT is committed to continually building upon a culture that promotes empowerment, transparency and excellence and we strive to make RPT an inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers. To facilitate the attraction, retention and promotion of a talented and diverse workforce, we provide competitive compensation, best in class benefits and health and wellness programs, and by championing programs that build connections between our employees and the communities where they live and at the properties we own.

Our comprehensive benefits package offers flexible and convenient health and wellness options such as health insurance benefits, health savings and flexible spending accounts, paid time off, family leave, parental leave and family care resources. Throughout the pandemic we have emphasized the importance of mental wellness and have offered several virtual healthcare options. On an ongoing basis, we further promote the health and wellness of our associates by encouraging work-life balance through RPT Remote, our flexible work initiative, and sponsoring various wellness programs and corporate challenges, whereby employees are encouraged to incorporate healthy habits into their daily routines. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes requiring our employees to work from home and implementing additional safety measures for employees continuing to work on-site and those returning to the office upon reopening as permitted by applicable government mandates. Additionally, RPT supports philanthropical initiatives and partners with organizations that are committed to improving the overall quality of life in our communities. Each month, we support a local community organization through charitable giving or volunteerism. We also provide competitive compensation packages to our employees. In addition to base salaries, these packages include annual bonuses, stock awards and participation in a 401(k) Plan as well as investments in our employees through professional development programs. Finally, in 2020 RPT demonstrated its commitment to maintaining an inclusive and safe work environment through unconscious bias training of all employees and the formation of a committee to oversee the Company’s ongoing diversity, equity and inclusion efforts.

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

Governmental Regulation

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property. In addition to the discussion below regarding certain environmental matters, see “Item 1A – Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.

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

Supplemental Material U.S. Federal Income Tax Considerations

This summary is for general information purposes only and is not tax advice. This discussion does not address all aspects of taxation that may be relevant to particular holders of our securities in light of their personal investment or tax circumstances.

The following discussion supplements and updates the disclosures under “Certain U.S. Federal Income Tax Considerations” in the prospectus supplement, dated February 28, 2020, to our Registration Statement on Form S-3 (File No. 333-232007) filed with the SEC on June 7, 2019.

Taxation of the Company

The second sentence of the first paragraph under the heading “Income Tests” is replaced with the following: “First, at least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in “prohibited transactions,” generally must derive from (1) investments in real property or mortgages on real property, including “rents from real property,” dividends received from other REITs, interest income derived from mortgage loans secured by real property (including certain types of mortgage-backed securities), interest income derived from mortgage loans secured by both real and personal property if the fair market value of such personal property does not exceed 15% of the total fair market value of all property securing the loans, and gains from the sale of real estate assets, or (2) certain kinds of temporary investment of new capital.”

The second paragraph under the heading “Income Tests” is revised to state: “Second, at least 95% of our gross income in each taxable year, excluding gross income from prohibited transactions, generally must derive from some combination of such income from investments in real property and temporary investment of new capital (that is, income that qualifies under the 75% gross income test described above), as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property.”

Tax Aspects of Investment in the Operating Partnership

The following paragraphs are added immediately following the first paragraph under the heading “Entity Classification” and thus will become the second, third and fourth paragraphs of the discussion:

In certain situations a partnership (or eligible entity classified as a partnership) may be treated as a corporation for U.S. federal income tax purposes notwithstanding its partnership tax status, including if the entity is a “publicly traded partnership” that does not qualify for an exemption based on the character of its income. A partnership is a “publicly traded partnership” under Section 7704 of the Code if interests in the partnership are traded on an established securities market, or interests in the partnership are readily tradable on a “secondary market” or the “substantial equivalent” of a secondary market.

The right of a holder of Operating Partnership units to redeem the units for cash (or common stock at our option) could cause Operating Partnership units to be considered readily tradable on the substantial equivalent of a secondary market. If our Operating Partnership is a publicly traded partnership, it will be taxed as a corporation unless at least 90% of its gross income for each taxable year beginning with the first year it is treated as a publicly traded partnership has consisted and will consist of “qualifying income” under Section 7704 of the Code. Qualifying income generally includes real property rents and certain other types of passive income.

We intend for our Operating Partnership to either qualify for one or more of the safe harbors under the applicable Treasury Regulations to avoid classification as a publicly traded partnership or rely on the qualifying income exception. These safe harbors include among others a safe harbor for a partnership that has no more than 100 partners, and a safe harbor for a “lack of actual trading” if there is a limited volume of certain transfers and redemptions, each of which also have certain additional requirements. While we intend for the Operate Partnership to avoid classification as a publicly traded partnership, it is possible we may not be successful in so complying.”

U.S. Federal Income Taxation of Shareholders

The first bullet point of the first paragraph under the heading “U.S. Federal Income Taxation of Taxable Domestic Shareholders” is revised to state: “An individual who is a citizen or resident of the United States as defined in Section 7701(b) of the Code;”.

The following paragraph is inserted immediately following the second paragraph under the heading “Distributions” and thus will become the third paragraph of the discussion:

In general, to qualify for the reduced tax rate on qualified dividend income, a shareholder must hold our stock for more than 60 days during the 121-day period beginning on the date that is 60 days before the date on which our stock becomes ex-dividend. Dividends paid to a corporate U.S. shareholder will not qualify for the dividends received deduction generally available to corporations.

U.S. Federal Income Taxation of Non-U.S. Shareholders and U.S. Federal Income Taxation of Non-U.S. Holder of Debt Securities

The following sentence is inserted immediately following the last sentence of the first paragraph in each of the headings “U.S. Federal Income Taxation of Non-U.S. Shareholders” and “U.S. Federal Income Taxation of Non-U.S. Holders of Debt Securities”, and thus will become the last sentence of each paragraph: “This discussion does not address shareholders or holders of debt securities, respectively, that are non-U.S. trusts or estates, and additional considerations may apply to beneficial owners of our shares and debt securities, respectively, that are non-U.S. trusts and estates and to the beneficiaries of any such non-U.S. trusts or estates.”

U.S. Federal Income Taxation of Non-U.S. Shareholders

The following sentence is inserted immediately following the last sentence of the second paragraph under the heading “Capital Gain Dividends” and thus will become the last sentence of the aforementioned paragraph:

“As noted above, we also may be required to withhold tax at the rate of 21% on the portion of any dividend to a non‑U.S. shareholder that is or could be designated by us as a capital gain dividend, even if not attributable to USRPI gain.”

The following sentence is inserted immediately following the last sentence of the first paragraph under the heading “Dispositions of Common or Preferred Shares” and thus will become the last sentence of the aforementioned paragraph:

Even if our non-U.S. ownership remains under 50% for five years and we otherwise meet the requirements of this rule, pursuant to certain “wash sale” rules under FIRPTA, a non-U.S. shareholder may incur tax under FIRPTA to the extent such shareholder disposes of our stock within a certain period prior to a distribution attributable to USRPI gain on which the shareholder would have been subject to tax under FIRPTA as described above and directly or indirectly (including through certain affiliates) reacquires our stock within certain prescribed periods, provided that this rule will not apply to a disposition and reacquisition of our common stock by a non-U.S. shareholder owning, actually or constructively, 5% or less of our common stock at any time during the one-year period ending on the date of such distribution attributable to USRPI gain.

Federal Taxation of Tax-Exempt Shareholders

The second paragraph under the heading “Federal Taxation of Tax-Exempt Shareholders” is revised as follows:

Tax-exempt shareholders that are social clubs, voluntary employee benefit associations, and supplemental unemployment benefit trusts plans exempt from U.S. federal income taxation under Sections 501(c)(7), (9), and (17) of the Code, respectively, are subject to different UBTI rules, which generally will require them to characterize distributions from us as UBTI.

U.S. Federal Income Taxation of Holders of Debt Securities

The following sentence will be inserted immediately following the first sentence of the first paragraph under the heading “U.S. Federal Income Taxation of Non-U.S. Holders of Debt Securities” and thus will become the second sentence of the aforementioned paragraph: “It applies to non-U.S. holders who purchase debt securities that are issued with or treated as issued with no original issue discount (including debt securities having de minimis original issue discount for U.S. federal income tax purposes).”

Other Tax Considerations

The following sentence will be inserted immediately following the first sentence of the second paragraph under the heading “Information Reporting Requirements and Backup Withholding Tax” and thus will become the second sentence of the aforementioned paragraph: “In general, a non-U.S. holder will not be subject to backup withholding with respect to payments of interest or dividends, provided that non-U.S. holder provides the withholding agent with a validly executed applicable IRS Form W-8 as described above.”

The second sentence of the first paragraph under the heading “Additional U.S. Federal Income Tax Withholding Rules” (FATCA) is revised to state: “Currently, certain foreign financial institutions and non-financial foreign entities are subject to a 30% U.S. federal withholding tax on dividends on our shares and interest on our debt securities unless (i) in the case of a foreign financial institution, such institution enters into an agreement with the U.S. government (or complies with applicable alternative procedures pursuant to an applicable intergovernmental agreement between the United States and the relevant foreign government) to withhold on certain payments and to collect and provide to the U.S. tax authorities substantial information regarding U.S. account holders of such institution (which includes certain equity and debt holders of such institution, as well as certain account holders that are foreign entities with U.S. owners), and (ii) in the case of a non-financial foreign entity, such entity provides the withholding agent with a certification identifying the direct and indirect U.S. owners of the entity and complies with certain other applicable reporting obligations.”

The following heading and paragraph is inserted immediately following the paragraph under the heading “Additional Tax Consequences for Holders of Depository Shares or Rights”:

Fast-Pay Stock

The above summary of certain U.S. federal income tax considerations does not address any U.S. federal income tax considerations to holders of our then outstanding shares that could result if we issue any redeemable preferred stock at a price that exceeds its redemption price by more than a de minimis amount or that otherwise provides for dividends that are economically a return of the shareholder’s investment (rather than a return on the shareholder’s investment), which preferred stock could be considered “fast-pay stock” under Treasury Regulations promulgated under Section 7701(l) of the Code and treated under such regulations as a financing instrument among the holders of the fast-pay stock and our other shareholders.

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

Operating Risks

The COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

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

Certain states and cities, including where we own properties and where our principal places of business are located, have also reacted by instituting quarantines, restrictions on travel, “shelter-in-place” rules or “stay at home” orders, social distancing protocols, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. The Company cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire or be relaxed or the effect of such expiration or relaxation. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our tenants operate. A number of our tenants have announced temporary closures of their stores or modifications of their operations and requested rent deferral or rent abatement during this pandemic.

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
The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, magnitude and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, including the adoption of available COVID-19 vaccines, all of which could vary by geographic region, and the direct and indirect economic effects of the pandemic and containment measures, among others. Additional closures by our tenants of their stores and early terminations by our tenants of their leases could reduce our cash flows, which, among other effects, could impact our ability to restart paying dividends to our shareholders at expected levels or at all. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic.

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

Our performance depends on the economic conditions in the markets in which we operate.  As of December 31, 2020 and 2019, the pro-rata portion of our aggregate properties located in Florida and Michigan accounted for approximately 22.1% and 19.2%, and 21.8% and 19.8%, respectively, of our annualized base rent. To the extent that market conditions in these or other states in which we operate deteriorate, the performance or value of our properties may be adversely affected.

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

As of December 31, 2020, 40.3% of our contractual combined annualized base rents was from our top 25 tenants, including our top five tenants:  TJX Companies (4.6%), Dick's Sporting Goods (3.4%), Regal Cinemas (3.1%), Bed Bath & Beyond (3.0%) and LA Fitness (2.7%). No other tenant represented more than 2.0% of our total annualized base rent.  The credit risk posed by our major tenants varies.

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

No assurance can be given that we will be able to recover the current carrying amount of all of our properties and those of our unconsolidated joint ventures.  There can be no assurance that we will not take charges in the future related to the impairment of our assets. Impairment may be impacted by macroeconomic conditions, including those caused by global pandemics, such as COVID-19, which may result in property operational disruption and indicate that the carrying amount may not be recoverable. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.  We recorded an impairment provision of $0.6 million in 2020 related to our land held for future development.  Refer to Note 1 of the notes to the consolidated financial statements for further information related to impairment provisions.

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

As of December 31, 2020, we had eleven interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt. In addition, we have entered into two forward starting interest rate swap agreement for an aggregate notional amount of $75.0 million. After accounting for these interest rate swap agreements, we had $100.0 million of variable rate debt outstanding at December 31, 2020.  Increases in interest rates on our existing indebtedness would increase our interest expense, which would adversely affect our cash flow and our ability to distribute cash to our shareholders.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2020 increased by 1.0%, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $1.0 million annually.  Interest rate increases could also constrain our ability to refinance maturing debt because lenders may reduce their advance rates in order to maintain debt service coverage ratios.

Our debt must be refinanced upon maturity, which makes us reliant on the capital markets on an ongoing basis.

We are not structured in a manner to generate and retain sufficient cash flow from operations to repay our debt at maturity.  Instead, we expect to refinance our debt by raising equity, debt or other capital prior to the time that it matures.  As of December 31, 2020, we had $1.0 billion of outstanding indebtedness, net of deferred financing costs, including $0.9 million of finance lease obligations. The availability, price and duration of capital can vary significantly.  If we seek to refinance maturing debt when capital market conditions are restrictive, we may find capital scarce, costly or unavailable.  Refinancing debt at a higher cost would affect our operating results and cash available for distribution.  The failure to refinance our debt at maturity would result in default and the exercise by our lenders of the remedies available to them, including foreclosure and, in the case of recourse debt, liability for unpaid amounts.

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

As of December 31, 2020, we had $86.4 million of mortgage debt, net of unamortized premiums and deferred financing costs, encumbering our properties.  A default on any of our mortgage debt may result in foreclosure actions by lenders and ultimately our loss of the mortgaged property.  For federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds.

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

Further, if we are not able to maintain compliance with our covenants due to the impact of COVID-19, or obtain waivers or modifications in order to maintain compliance, our lenders and note holders of our unsecured debt would have the right to accelerate payment, including make whole payments where applicable, which would have a material adverse impact on our financial condition.

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

There were 842,321 shares of unvested restricted common shares outstanding at December 31, 2020.

We may be adversely affected by changes in LIBOR reporting practices or any alternative rates.

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, the ICE Benchmark Administration, the administrator of LIBOR, announced plans to consult on ceasing publications of LIBOR on December 31, 2021 for only the one week and two week LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR, and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates or financing costs to borrowers. We have material contracts that are indexed to USD-LIBOR, and we are monitoring this activity and evaluating the related risks.

Adverse changes in our credit rating could affect our borrowing capacity and borrowing terms.

Our creditworthiness is rated by a nationally recognized credit rating agency. The credit rating assigned is based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit agency as relevant to our industry. Our credit rating can affect our ability to access debt capital, as well as the terms of certain existing and future debt financing we may obtain. Since we depend on debt financing to fund our business, an adverse change in our credit rating, including changes in our credit outlook, or even the initiation of a review of our credit rating that could result in an adverse change, could adversely affect our financial condition, operating results and cash flow.

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

Our Operating Partnership indirectly owns 51.5% of the common shares of each of five subsidiary REITs that will elect to be taxed as REITs under the U.S. federal income tax law for their short taxable year ended December 31, 2020. Our subsidiary REITs are subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If any of our subsidiary REITs were to fail to qualify as a REIT, then (i) such subsidiary REITs would become subject to U.S. federal income tax and (ii) our ownership of shares in such subsidiary REITs would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If our subsidiary REITs were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We intend to implement certain protective arrangements intended to avoid such an outcome if our subsidiary REITs were not to qualify as a REIT, but there can be no assurance that such arrangements will be effective to avoid the resulting adverse consequences to us.

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

We are the defendant in a number of claims brought by various parties against us.  Although we intend to exercise due care and consideration in all aspects of our business, it is possible additional claims could be made against us.  We maintain insurance coverage including general liability coverage to help protect us in the event a claim is awarded; however, some claims may be uninsured.  In the event that claims against us are successful and uninsured or under insured, or we elect to settle claims that we determine are in our interest to settle, our operating results and cash flow could be adversely impacted.  In addition, an increase in claims and/or payments could result in higher insurance premiums, which could also adversely affect our operating results and cash flow.

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

The Financial Accounting Standards Board, in conjunction with the SEC, has several projects on its agenda, as well as recently issued updates that could impact how we currently account for material transactions. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact that new standards may have on the presentation of our consolidated financial statements, results of operations and financial ratios required by our debt covenants. Refer to Note 2 of the notes to the consolidated financial statements in this report for further information related to recently issued accounting pronouncements.

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

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties

As of December 31, 2020, we owned and managed a portfolio of 49 shopping centers (including five shopping centers owned through R2G) with approximately 11.9 million square feet (“SF”) of GLA.  Our wholly-owned properties consist of 44 shopping centers comprising approximately 11.1 million square feet of GLA.

Property Name	Location City	State	Ownership %	Year Built / Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Major Tenants (2)
Atlanta [MSA Rank 9]
Holcomb Center	Alpharetta	GA	100%	1986/1996/2010	107,193	83.6%	$12.98	Zoo Health Club
Peachtree Hill	Duluth	GA	100%	1986/2015/NA	154,700	99.3%	14.64	Kroger, LA Fitness
Promenade at Pleasant Hill	Duluth	GA	100%	1993/2004/NA	265,398	98.8%	11.53	BioLife Plasma Services (3), K1 Speed, LA Fitness, Publix
Austin [MSA Rank 31]
Lake Hills Plaza	Austin	TX	100%	1980/2019/2019	75,923	91.5%	25.97	Dollar Tree, TruFusion, (Target)
Baltimore [MSA Rank 20]
Crofton Centre	Crofton	MD	100%	1974/2015/NA	252,230	91.6%	9.69	At Home, Dollar Tree, Gold's Gym, Shoppers Food Warehouse
Chicago [MSA Rank 3]
Deer Grove Centre	Palatine	IL	100%	1997/2013/2013	237,644	82.2%	10.41	Aldi, Dollar Tree, Hobby Lobby, Petco, Ross Dress for Less, T.J. Maxx, (Target)
Market Plaza	Glen Ellyn	IL	100%	1965/2015/2009	166,572	91.8%	15.76	Dollar Tree, Jewel-Osco, Ross Dress for Less, Staples
Mount Prospect Plaza	Mount Prospect	IL	100%	1958/2013/2013	227,690	93.7%	14.10	Aldi, AutoZone, Burlington Coat Factory, Dollar Tree, LA Fitness, Marshalls, Ross Dress for Less, (Wal-Mart)
Webster Place	Lincoln Park	IL	100%	1987/2017/NA	134,918	68.5%	24.03	Barnes & Noble, Regal Cinema
Cincinnati [MSA Rank 29]
Bridgewater Falls	Hamilton	OH	100%	2005/2014/NA	503,340	92.9%	14.72	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, J.C. Penney, Michaels, Old Navy, PetSmart, Staples, T.J. Maxx, Ulta Beauty, (Target)
Buttermilk Towne Center	Crescent Springs	KY	100%	2005/2014/NA	290,033	99.5%	10.21	Field & Stream, Home Depot, LA Fitness, Petco, Remke Market
Deerfield Towne Center	Mason	OH	100%	2004/2013/2018	469,209	90.0%	21.15	Ashley Furniture HomeStore, Bed Bath & Beyond, buybuy Baby, CoHatch, Crunch Fitness Dick's Sporting Goods, Regal Cinemas, Ulta Beauty, Whole Foods Market
Columbus [MSA Rank 32]
Olentangy Plaza	Columbus	OH	100%	1981/2015/1997	252,143	94.8%	12.95	Aveda Institute Columbus, BioLife Plasma Services, Dollar Tree, Eurolife Furniture, Marshalls, Micro Center
The Shops on Lane Avenue	Upper Arlington	OH	100%	1952/2015/2004	183,130	93.6%	25.64	Bed Bath & Beyond, CoHatch, Ulta Beauty, Whole Foods Market
Denver [MSA Rank 19]
Front Range Village	Fort Collins	CO	100%	2008/2014/NA	503,900	96.5%	20.17
2nd and Charles, Cost Plus World Market, DSW, Microsoft Corporation, Nike (3), Sprouts Farmers Market, Staples, Ulta Beauty, Urban Air Adventure Park, Zone Athletic Clubs, (Fort Collins Library), (Lowes), (Target)

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Major Tenants (2)
Detroit [MSA Rank 14]
Clinton Pointe	Clinton Township	MI	100%	1992/2003/NA	135,450	78.2%	10.45	Dollar Tree, Famous Footwear, OfficeMax, Planet Fitness, T.J. Maxx, (Target)
Hunter's Square	Farmington Hills	MI	100%	1988/2013/NA	352,772	93.7%	16.72	Bed Bath & Beyond, buybuy Baby, Dollar Tree, DSW, Old Navy, Marshalls, Saks Fifth Avenue Off 5th, T.J. Maxx
Southfield Plaza	Southfield	MI	100%	1969/1996/2003	190,099	95.3%	9.54	Big Lots, Burlington Coat Factory, Forman Mills
Tel-Twelve	Southfield	MI	100%	1968/1996/2005	523,382	94.8%	12.11	Best Buy, DSW, Lowe's, Meijer, Michaels, PetSmart, Ulta Beauty
Troy Marketplace	Troy	MI	100%	2000/2013/2010	245,130	98.8%	20.44	Airtime, Golf Galaxy, LA Fitness, Nordstrom Rack, PetSmart, (REI)
West Oaks I Shopping Center	Novi	MI	100%	1979/1996/2004	259,183	100.0%	17.31	DSW, Gardner White Furniture, Home Goods, Michaels, Nordstrom Rack, Old Navy, The Container Store
West Oaks II Shopping Center	Novi	MI	100%	1986/1996/2000	195,140	82.8%	19.15	Jo-Ann, Marshalls, (ABC Warehouse), (Bed Bath & Beyond), (Bob's Discount Furniture), (Kohl's), (Value City Furniture)
Winchester Center	Rochester Hills	MI	100%	1980/2013/NA	320,134	86.5%	12.56	Bed Bath & Beyond, Dick's Sporting Goods, Marshalls, Michaels, PetSmart
Indianapolis [MSA Rank 34]
Merchants' Square	Carmel	IN	100%	1970/2010/2014	251,433	94.5%	14.48	Cost Plus World Market, Flix Brewhouse, Petco, Planet Fitness
Jacksonville [MSA Rank 40]
Parkway Shops	Jacksonville	FL	100%	2013/2008/NA	170,568	100.0%	10.94	Aldi, Dick's Sporting Goods, Hobby Lobby, Marshalls, (Wal-Mart Supercenter)
River City Marketplace	Jacksonville	FL	100%	2005/2005/NA	585,922	88.6%	19.00	Aldi, Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy, Burlington Coat Factory, Dollar Tree, Duluth Trading, Michaels, Old Navy, PetSmart, Regal Cinemas, Ross Dress for Less, (Lowe's), (Wal-Mart Supercenter)
Miami [MSA Rank 8]
Marketplace of Delray	Delray Beach	FL	100%	1981/2013/2010	241,715	93.8%	16.32	Dollar Tree, Office Depot, Ross Dress for Less, Winn-Dixie
Rivertowne Square	Deerfield Beach	FL	100%	1980/1998/2010	146,666	91.3%	10.93	Bealls, Winn-Dixie
West Broward Shopping Center	Plantation	FL	100%	1965/2013/NA	149,046	90.6%	13.49	Badcock, DD's Discounts, Dollar Tree, Save-A-Lot, US Post Office, Walgreens
Milwaukee [MSA Rank 39]
Nagawaukee Center	Delafield	WI	100%	1994/2012-13/NA	220,083	98.9%	15.31	HomeGoods, Kohl's, Marshalls, Sierra Trading Post, (Sentry Foods)
West Allis Towne Centre	West Allis	WI	100%	1987/1996/2011	326,223	87.3%	10.54	Burlington Coat Factory, Citi Trends, Dollar Tree, Harbor Freight Tools, Hobby Lobby, Ross Dress for Less, Xperience Fitness
Minneapolis [MSA Rank 16]
Centennial Shops	Edina	MN	100%	2008/2016/NA	85,230	100.0%	40.30	Pinstripes, The Container Store, West Elm
Woodbury Lakes	Woodbury	MN	100%	2005/2014/NA	360,028	86.6%	21.65	Alamo Drafthouse Cinema, buybuy Baby, DSW, GAP, H&M, Michaels, Victoria's Secret, (Trader Joe's)

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Major Tenants (2)
Nashville [MSA Rank 36]
Providence Marketplace	Mt. Juliet	TN	100%	2006/2017/NA	632,554	96.7%	13.26	Belk, Best Buy, Books A Million, Dick's Sporting Goods, J.C. Penney, JoAnn Fabrics, Old Navy, PetSmart, Regal Cinema, Ross Dress for Less, Staples, T.J. Maxx/HomeGoods, (Kroger), (Target)
St. Louis [MSA Rank 21]
Central Plaza	Ballwin	MO	100%	1970/2012/2012	163,625	95.7%	12.83	buybuy Baby, Dollar Tree, Jo-Ann, Old Navy, Ross Dress for Less
Deer Creek Shopping Center	Maplewood	MO	100%	1975/2013/2013	208,122	96.1%	10.64	buybuy Baby, Club Fitness, Dollar Tree, GFS, Jo-Ann, Marshalls, Ross Dress for Less
Heritage Place	Creve Coeur	MO	100%	1989/2011/2005	269,127	97.6%	14.75	Dierbergs Markets, Dollar Tree, Marshalls, Office Depot, Petco, T.J. Maxx
Tampa [MSA Rank 18]
Cypress Point	Clearwater	FL	100%	1983/2013/NA	168,736	96.1%	12.76	At Home, The Fresh Market
Lakeland Park Center	Lakeland	FL	100%	2014/NA/NA	232,313	98.3%	14.40	Dick's Sporting Goods, Floor & Décor, Northern Tool, Old Navy, Petsmart, Ross Dress for Less, Ulta Beauty, (Target)
Shoppes of Lakeland	Lakeland	FL	100%	1985/1996/NA	183,702	97.8%	13.56	Ashley Furniture HomeStore, Dollar Tree, Michaels, Petco, Staples, T.J. Maxx, (Target)
Village Lakes Shopping Center	Land O' Lakes	FL	100%	1987/1997/NA	167,735	96.3%	10.47	Bealls Outlet, Dollar Tree, Marshalls, Ross Dress for Less, You Fit Health Club
Properties Not in Top 40 MSA's
Spring Meadows Place	Holland	OH	100%	1987/1996/2005	314,514	85.7%	11.15	Ashley Furniture HomeStore, Big Lots, Dollar Tree, DSW, Guitar Center, HomeGoods, Michaels, OfficeMax, PetSmart, T.J. Maxx, (Best Buy), (Dick's Sporting Goods), (Sam's Club), (Target), (Wal-Mart)
Treasure Coast Commons	Jensen Beach	FL	100%	1996/2013/NA	91,656	100.0%	12.92	Barnes & Noble, Beall's Outlet Store, Dick's Sporting Goods
Vista Plaza	Jensen Beach	FL	100%	1998/2013/NA	109,761	100.0%	14.87	Bed Bath & Beyond, Michaels, Total Wine & More
CONSOLIDATED SHOPPING CENTERS TOTAL/AVERAGE					11,124,072	93.0%	$15.13

JOINT VENTURE PORTFOLIO
Coral Creek Shops	Coconut Creek	FL	51.5%	1992/2002/NA	109,312	91.7%	19.86	Advance Auto Parts, Publix
Mission Bay Plaza	Boca Raton	FL	51.5%	1989/2013/NA	262,701	81.9%	27.76	Dick's Sporting Goods, LA Fitness, The Fresh Market
The Crossroads	Royal Palm Beach	FL	51.5%	1988/2002/NA	121,509	96.7%	17.92	Dollar Tree, Publix, Walgreens
The Shops at Old Orchard	West Bloomfield	MI	51.5%	1972/2013/2011	96,798	100.0%	19.19	Plum Market
Town & Country Crossing	Town & Country	MO	51.5%	2008/2011/2011	186,557	81.2%	28.09	HomeGoods, Whole Foods Market, (Target)
AGGREGATE PORTFOLIO TOTAL/AVERAGE					11,900,949	92.8%	$15.41

(1) Average base rent per leased SF is calculated based on annual minimum contractual base rent pursuant to the tenant lease, excluding percentage rent and recovery income from tenants and COVID-19 related abatements, and is net of tenant concessions. Percentage rent and recovery income from tenants is presented separately in our consolidated statements of operations and comprehensive income (loss) statement.
(2) Tenants in parenthesis represent non-company owned GLA.
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

The following table sets forth as of December 31, 2020 the breakdown of GLA between anchor and small shop tenants, of our wholly owned properties portfolio comprised of 44 properties and the pro-rata share of the five shopping centers owned through R2G (the “R2G Portfolio”):

Type of Tenant	Annualized Base Rent	% of Total Annualized Base Rent	GLA	% of Total GLA
Anchor (1)	$93,794,600	57.7%	8,142,416	70.7%
Small Shop (2)	68,681,052	42.3%	3,381,748	29.3%
Total	$162,475,652	100.0%	11,524,164	100.0%

(1) Anchor tenant is defined as any tenant leasing 10,000 square feet or more.
(2) Small shop tenant is defined as any tenant leasing less than 10,000 square feet.

The following table provides, as of December 31, 2020, information regarding leases with the 25 largest retail tenants (in terms of annualized base rent) for our wholly owned properties portfolio and the pro-rata share of the R2G Portfolio:

Tenant Name	Credit Rating S&P/Moody's (1)	Number of Leases	Number of Leases in the R2G Portfolio	GLA	% of Total Company Owned GLA	Total Annualized Base Rent	Annualized Base Rent / SF	% of Annualized Base Rent
TJX Companies (2)	A/A2	23	1	709,770	6.2%	$7,534,711	$10.62	4.6%
Dick's Sporting Goods (3)	--/--	10	1	451,967	3.9%	5,486,121	12.14	3.4%
Regal Cinemas	CCC/Caa2	4	—	219,160	1.9%	4,968,395	22.67	3.1%
Bed Bath & Beyond (4)	B+/Ba3	14	—	418,062	3.6%	4,836,011	11.57	3.0%
LA Fitness	CCC+/Caa3	6	1	233,419	2.0%	4,458,844	19.10	2.7%
Michaels Stores	B/Ba3	9	—	217,456	1.9%	2,916,904	13.41	1.8%
PetSmart	B-/B2	8	—	178,250	1.6%	2,832,681	15.89	1.7%
Ross Stores (5)	BBB+/A2	12	—	307,212	2.7%	2,722,432	8.86	1.7%
Gap, Inc. (6)	BB-/Ba2	13	1	155,336	1.4%	2,682,821	17.27	1.7%
ULTA Salon	--/--	9	—	93,137	0.8%	2,338,769	25.11	1.4%
DSW Designer Shoe Warehouse	--/--	6	—	119,656	1.0%	2,309,145	19.30	1.4%
Burlington Coat Factory	BB/Ba2	4	—	213,945	1.9%	2,191,486	10.24	1.4%
Best Buy	BBB/Baa1	4	—	134,129	1.2%	2,089,147	15.58	1.3%
Dollar Tree	BBB/Baa2	19	1	191,356	1.7%	2,012,120	10.52	1.2%
Whole Foods	A+/A2	3	1	92,198	0.8%	1,872,358	20.31	1.2%
Jo-Ann Fabrics and Craft Stores	B-/Caa1	4	—	134,949	1.2%	1,787,817	13.25	1.1%
Meijer	--/--	1	—	189,635	1.7%	1,530,650	8.07	0.9%
Five Below	--/--	10	1	85,516	0.7%	1,497,520	17.51	0.9%
Office Depot (7)	--/--	5	—	116,894	1.0%	1,481,598	12.67	0.9%
Ashley Furniture HomeStore	--/--	4	—	147,778	1.3%	1,463,243	9.90	0.9%
Pinstripes	--/--	1	—	32,414	0.3%	1,365,926	42.14	0.8%
At Home	B/--	2	—	177,946	1.5%	1,362,504	7.66	0.8%
Nordstrom	BB+/Baa3	2	—	69,803	0.6%	1,302,700	18.66	0.8%
The Container Store	B/B2	2	—	45,011	0.4%	1,251,857	27.81	0.8%
Chase Bank	A+/A2	6	2	27,950	0.2%	1,247,992	44.65	0.8%
Total top 25 tenants		181	9	4,762,949	41.5%	$65,543,752	$13.76	40.3%

(1)Source: Latest Company filings, as of December 31, 2020, per CreditRiskMonitor, Standard and Poors, and Moody's. Credit ratings relate to the parent or other affiliated entity that has obtained a rating and may not relate solely to the entities that are financially responsible for the lease.
(2)Marshalls (10) / TJ Maxx (8) / HomeGoods (4) / Sierra Trading Post (1)
(3)Dick's Sporting Goods (8) / Field & Stream (1) / Golf Galaxy (1)
(4)Bed Bath & Beyond (7) / Buy Buy Baby (5) / Cost Plus World Market (2)
(5)Ross Dress for Less (11) / DD's Discounts (1)
(6)Old Navy (7) / Gap (2) / Banana Republic (1) / Athleta (3)
(7)OfficeMax (3) / Office Depot (2)

Lease Expirations

The following tables set forth a schedule of lease expirations for our wholly owned portfolio and the pro-rata share of the R2G Portfolio, for each of the next ten years and thereafter, assuming that no renewal options are exercised:

ALL TENANTS

Expiring Leases As of December 31, 2020
Year	Number of Leases	GLA	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
2021	146	835,458	$16.84	$14,065,008	8.7%
2022	172	1,057,876	17.63	18,647,677	11.5%
2023	206	1,744,342	15.34	26,750,615	16.4%
2024	139	1,193,310	14.56	17,370,474	10.7%
2025	114	1,253,840	14.81	18,565,133	11.4%
2026	96	1,480,217	13.24	19,596,856	12.1%
2027	57	461,607	16.98	7,838,938	4.8%
2028	79	751,175	16.97	12,751,006	7.8%
2029	91	779,431	13.95	10,869,827	6.7%
2030	47	405,342	17.11	6,933,741	4.3%
2031+	36	424,411	15.68	6,655,052	4.1%
Tenants month to month	33	154,159	15.77	2,431,325	1.5%
Sub-Total	1,216	10,541,168	$15.41	$162,475,652	100.0%
Leased (2)	30	155,100	N/A	N/A	N/A
Vacant	198	827,896	N/A	N/A	N/A
Total	1,444	11,524,164	N/A	$162,475,652	100.0%

(1) Annualized Base Rent is based upon rents currently in place.
(2) Includes signed leases where rent has not yet commenced.

 ANCHOR TENANTS (greater than or equal to 10,000 square feet)

Expiring Anchor Leases As of December 31, 2020
Year	Number of Leases	GLA	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
2021	20	492,154	$13.41	$6,598,247	7.0%
2022	27	641,027	13.87	8,888,672	9.5%
2023	40	1,292,399	11.79	15,239,012	16.3%
2024	33	849,287	11.18	9,498,097	10.1%
2025	34	1,000,701	12.72	12,731,461	13.6%
2026	36	1,295,310	11.22	14,529,960	15.5%
2027	15	318,640	13.52	4,308,048	4.6%
2028	16	563,120	13.23	7,452,653	7.9%
2029	17	580,507	10.28	5,964,987	6.4%
2030	9	281,091	12.74	3,582,259	3.8%
2031+	11	343,863	12.33	4,240,960	4.5%
Tenants month to month	3	81,280	9.35	760,244	0.8%
Sub-Total	261	7,739,379	$12.12	$93,794,600	100.0%
Leased (2)	5	86,869	N/A	N/A	N/A
Vacant	17	316,168	N/A	N/A	N/A
Total	283	8,142,416	N/A	$93,794,600	100.0%

(1) Annualized Base Rent is based upon rents currently in place.
(2) Includes signed leases where rent has not yet commenced.

SMALL SHOP TENANTS (less than 10,000 square feet)

Expiring Small Shop Leases As of December 31, 2020
Year	Number of Leases	GLA	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
2021	126	343,304	$21.75	$7,466,761	10.9%
2022	145	416,849	23.41	9,759,005	14.2%
2023	166	451,943	25.47	11,511,603	16.8%
2024	106	344,023	22.88	7,872,377	11.5%
2025	80	253,139	23.05	5,833,672	8.5%
2026	60	184,907	27.40	5,066,896	7.4%
2027	42	142,967	24.70	3,530,890	5.1%
2028	63	188,055	28.17	5,298,353	7.7%
2029	74	198,924	24.66	4,904,840	7.1%
2030	38	124,251	26.97	3,351,482	4.9%
2031+	25	80,548	29.97	2,414,092	3.5%
Tenants month to month	30	72,879	22.93	1,671,081	2.4%
Sub-Total	955	2,801,789	$24.51	$68,681,052	100.0%
Leased (2)	25	68,231	N/A	N/A	N/A
Vacant	181	511,728	N/A	N/A	N/A
Total	1,161	3,381,748	N/A	$68,681,052	100.0%

(1) Annualized Base Rent is based upon rents currently in place.
(2) Includes signed leases where rent has not yet commenced.

Land Available for Development

At December 31, 2020, our three largest development sites, Parkway Shops, Lakeland Park Center and Hartland Towne Square, had environmental phase one assessments completed. It is our policy to start construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate. At December 31, 2020, we had received entitlements at our Parkway Shops site. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers.

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

The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value, when the fair value is determined to be less than the asset's carrying value. During 2020, we recorded a $0.6 million impairment charge on a land parcel that was ultimately sold. We also recorded an impairment provision of $0.2 million in 2018 related to developable land that we decided to market for sale, which was ultimately sold. Refer to Note 1 of the notes to the consolidated financial statements in this report for further information related to impairment provisions.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are currently listed and traded on the NYSE under the symbol “RPT”.  On February 12, 2021, the closing price of our common shares on the NYSE was $10.59.

Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2020.

Issuer Purchases of Equity Securities

Common share repurchases during the quarterly period ended December 31, 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 to October 31, 2020	—	$—	—	—
November 1, 2020 to November 30, 2020	—	—	—	—
December 1, 2020 to December 31, 2020	205	8.67	—	—
Total	205	$8.67	—	—

During the quarterly period ended December 31, 2020, we withheld 205 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted share awards. The value of the common shares withheld was based on the closing price of our common shares on the applicable vesting date.

Shareholder Return Performance Graph

The following line graph sets forth the cumulative total return on a $100 investment (assuming the reinvestment of dividends) in each of our common shares, the NAREIT Equity Index and the S&P 500 Index for the period December 31, 2015 through December 31, 2020.  The stock price performance shown is not necessarily indicative of future price performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

Comparison of 5 Year Cumulative Total Return
250
200
150
100
50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
RPT Realty (RPT)
NAREIT Shopping Center
S&P 500

Holders

The number of holders of record of our common shares was 1,011 at February 12, 2021.  A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other financial institutions.

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
For information on our equity compensation plans as of December 31, 2020, refer to Item 12 of Part III of this report and Note 15 of the notes to the consolidated financial statements included in this report for further information regarding our share-based compensation and other benefit plans.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto, and the comparative summary of selected financial data included in this report.

Overview

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. As of December 31, 2020, our property portfolio consisted of 49 shopping centers (including five shopping centers owned through R2G) representing 11.9 million square feet of GLA.  As of December 31, 2020, the Company's pro-rata share of the aggregate portfolio was 92.8% leased.

Our goal is to be a dominant shopping center owner, with a focus on the following:

•Own and manage high quality open-air shopping centers predominantly concentrated in the top U.S. metropolitan statistical areas (“MSA”);
•Curate our real estate to maximize its value while being aligned with the future of the shopping center industry by leveraging technology, optimizing distribution points for brick-and-mortar and e-commerce purchases, engaging in best-in-class sustainability programs and developing a personalized appeal to attract and engage the next generation of shoppers;
•Increase the value of our properties and create long-term value and growth for our shareholders;
•Cultivate value creation redevelopment and expansion pipeline;
•Maximize balance sheet liquidity and flexibility;
•Maximize revenue by leasing to a strong and diverse tenant mix at increased rent, when possible; and
•Attract, retain and promote motivated high performing employees.

Key methods to achieve our strategy:
•Deliver above average relative shareholder return and generate outsized consistent and sustainable Same Property Net Operating Income (“Same Property NOI”) and Operating Funds from Operations (“Operating FFO”) per share growth;
•Evaluate select redevelopment projects with significant pre-leasing for which we expect to achieve attractive returns on investment;
•Sell assets that no longer meet our long-term strategy and redeploy the proceeds to lease, redevelop and acquire assets in our core and target markets;
•Achieve lower leverage while maintaining low variable interest rate risk;
•Maintain strong tenant and retailer relationships to minimize tenant turnover to attract diverse tenancy; and
•Retain access to diverse sources of capital, maintain liquidity through borrowing capacity under our unsecured line of credit and minimize the amount of debt maturities in a single year.

The following highlights the Company's significant transactions, events and results that occurred during the year ended December 31, 2020, which reflect the impact of our business as a result of the COVID-19 pandemic:

Financial Results:

•Net (loss) income available to common shareholders was $(16.9) million, or $(0.21) per diluted share, for the year ended December 31, 2020, as compared to $84.8 million, or $1.04 per diluted share, for the same period in 2019.
•FFO was $66.5 million, or $0.81 per diluted share, for the year ended December 31, 2020, as compared to $88.0 million, or $1.00 per diluted share, for the same period in 2019.
•Operating FFO was $64.2 million, or $0.78 per diluted share, for the year ended December 31, 2020, as compared to $90.9 million, or $1.04 per diluted share, for the same period in 2019.

•Same property net operating income decreased (7.5)% for the year ended December 31, 2020, as compared to the same period in 2019.
•Executed 149 new leases and renewals, totaling approximately 1.1 million square feet in the aggregate portfolio.
•As of December 31, 2020, the Company's aggregate portfolio leased rate was 92.8%, as compared to 94.7% at December 31, 2019.

Acquisition Activity (See Note 4 of the notes to consolidated financial statements in this report):

•We had no acquisitions during the year ended December 31, 2020.

Disposition Activity (See Note 4 and Note 5 of the notes to consolidated financial statements in this report):

•Disposed of two land parcels for aggregate gross proceeds of $1.4 million. These transactions resulted in an aggregate gain on sale of real estate of $0.3 million and an aggregate impairment provision of $0.6 million.

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

We recognize an impairment of an investment in real estate when the estimated undiscounted cash flow are less than the net carrying value of the property.  Impairment may be impacted by macroeconomic conditions, including those caused by global pandemics, such as COVID-19, which may result in property operational disruption and indicate that the carrying amount may not be recoverable. If it is determined that an investment in real estate is impaired, then the carrying value is reduced to the estimated fair value as determined by cash flow models and discount rates or comparable sales in accordance with our fair value measurement policy. Refer to Note 1 of the notes to the consolidated financial statements in this report.

Results of Operations

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items that have significantly changed during the year ended December 31, 2020 as compared to 2019:

	Year Ended December 31,
	2020	2019	Dollar Change	Percent Change
	(In thousands)
Total revenue	$191,712	$234,088	$(42,376)	(18.1)%
Real estate taxes	33,086	35,961	(2,875)	(8.0)%
Recoverable operating expenses	21,915	25,256	(3,341)	(13.2)%
Non-recoverable operating expense	8,962	10,292	(1,330)	(12.9)%
Depreciation and amortization	77,213	78,647	(1,434)	(1.8)%
Transaction costs	186	—	186	NM
General and administrative expense	25,801	27,634	(1,833)	(6.6)%
Provision for impairment	598	—	598	NM
Insured expenses, net	(2,745)	2,276	(5,021)	NM
Gain on sale of real estate	318	81,856	(81,538)	NM
Earnings from unconsolidated joint ventures	1,590	581	1,009	NM
Interest expense	39,317	40,057	(740)	(1.8)%
Other gain on unconsolidated joint ventures	—	237	(237)	NM
Loss on extinguishment of debt	—	(2,571)	2,571	NM

NM - Not meaningful

Total revenue in 2020 decreased $42.4 million, or (18.1)%, from 2019.  The decrease is primarily due to the following:
•$22.1 million decrease related to five properties that were contributed to R2G during the fourth quarter of 2019; and
•$16.7 million decrease due to increased rental income not probable of collection as well as related straight-line rent reserves and rent abatement in the current period, primarily due to the COVID-19 pandemic; and
•$3.3 million decrease from acceleration of below market leases in the prior period attributable to tenants who vacated prior to the original estimated lease end dates; and
•$1.2 million decrease in recovery income at existing properties as compared to the prior period; partially offset by
•$1.1 million increase related to the net impact of two properties sold during the first quarter of 2019 and one property acquired during the fourth quarter of 2019; and
•$1.2 million increase related to management and leasing fees collected due to R2G.
Real estate tax expense in 2020 decreased by $2.9 million, or (8.0)%, from 2019, primarily due to properties contributed to R2G during the fourth quarter of 2019.

Recoverable operating expense in 2020 decreased by $3.3 million, or (13.2)%, from 2019, primarily due to properties contributed to R2G during the fourth quarter of 2019, as well as lower common area maintenance expenses at existing properties.

Non-recoverable operating expense in 2020 decreased by $1.3 million, or (12.9)%, from 2019, primarily due to lower legal fees associated with a tenant dispute that concluded during the second quarter of 2020, less travel expense and properties contributed to R2G during the fourth quarter of 2019.

Depreciation and amortization expense in 2020 decreased by $1.4 million, or (1.8)%, from 2019.  The decrease is primarily due to properties contributed to R2G during the fourth quarter of 2019, partially offset by higher asset write offs in the current year for tenants that vacated prior to their original lease end date.

During 2020 we recorded transaction costs of $0.2 million related to legal and professional fees associated with a property acquisition and property sale of a center that were terminated.

General and administrative expense in 2020 decreased by $1.8 million, or (6.6)%, from 2019.  The net decrease is primarily a result of lower severance and management reorganization expense, which in the prior year was largely comprised of severance to a former executive officer and performance award expense related to the Company's former Chief Executive Officer, as well as lower bonus expense and lower travel expense in the current year. These decreases were partially offset by higher wages and payroll related expenses, higher stock-based compensation expense and higher legal fees.

During 2020 we recorded an impairment provision totaling $0.6 million, related to land held for development. The adjustment was triggered by changes in the expected use of the land and in the associated sales price assumptions. Refer to Note 1 of the notes to the consolidated financial statements in this report for further information related to impairment provisions. We did not record any impairments in 2019.

During 2020 the Company recorded an insured benefit of $2.7 million related to insurance proceeds received in connection with a property damaged by a hail storm in 2019. During fourth quarter of 2019 the Company wrote off the corresponding damaged real estate assets, net of insurance proceeds received as of December 31, 2019.
Gain on sale of real estate was $0.3 million in 2020. In the comparable period in 2019 we had a gain on sale of real estate of $81.9 million. The decrease is primarily a result of the five properties contributed to R2G during the fourth quarter of 2019.

Earnings from unconsolidated joint ventures in 2020 increased $1.0 million from 2019 primarily due to R2G which was formed in the fourth quarter of 2019, partially offset by the gain on sale of the Nora Plaza property by one of our joint ventures in the prior period.

Interest expense in 2020 decreased by $0.7 million, or (1.8)%, from 2019. The decrease is primarily as a result of a 50 basis point decrease in our weighted average interest rate, partially offset by a 12.9% increase in our average outstanding debt. The increase in our average outstanding debt is the result of $225.0 million of borrowings in March 2020 on our unsecured revolving credit facility to strengthen the Company's liquidity position due to the COVID-19 pandemic. The Company has subsequently repaid $125.0 million during the remainder of 2020, leaving $100.0 million outstanding.

Other gain on unconsolidated joint ventures in 2020 decreased by $0.2 million primarily due to the sale of the Nora Plaza property by one of our joint ventures in the prior period. The gain represents the difference between our share of the distributed proceeds and the carrying value of our equity investment in such joint venture.

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

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed during the year ended December 31, 2019 as compared to 2018:

	Year Ended December 31,
	2019	2018	Dollar Change	Percent Change
	(In thousands)
Total revenue	$234,088	$260,622	$(26,534)	(10.2)%
Real estate taxes	35,961	42,306	(6,345)	(15.0)%
Recoverable operating expenses	25,256	26,177	(921)	(3.5)%
Non-recoverable operating expenses	10,292	7,286	3,006	41.3%
Depreciation and amortization	78,647	87,327	(8,680)	(9.9)%
Transaction costs	—	233	(233)	NM
General and administrative expense	27,634	31,383	(3,749)	(11.9)%
Provision for impairment	—	13,650	(13,650)	NM
Insured expenses, net	2,276	—	2,276	NM
Gain on sale of real estate	81,856	3,994	77,862	NM
Earnings from unconsolidated joint ventures	581	589	(8)	(1.4)%
Interest expense	40,057	43,439	(3,382)	(7.8)%
Other gain on unconsolidated joint ventures	237	5,208	(4,971)	(95.4)%
Loss on extinguishment of debt	(2,571)	(134)	(2,437)	NM

NM - Not meaningful
Total revenue in 2019 decreased by $26.5 million, or (10.2)%, from 2018.  The decrease is primarily due to the following:
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

Real estate tax expense in 2019 decreased by $6.3 million, or (15.0)% from 2018, primarily due to properties sold during 2019 and 2018.

Recoverable operating expense in 2019 decreased by $0.9 million, or (3.5)% from 2018, primarily due to properties sold during 2019 and 2018, partially offset by higher common area maintenance expenses at existing properties.

Non-recoverable operating expense in 2019 decreased by $3.0 million, or 41.3% from 2018, primarily due to higher internal leasing costs as a result of the adoption of ASC 842 which eliminated the capitalization of these costs in the current year as well as higher legal fees associated with a tenant dispute, partially offset by properties sold during 2019 and 2018.

Depreciation and amortization expense in 2019 decreased by $8.7 million, or (9.9)%, from 2018.  The decrease is primarily a result of properties sold during 2019 and 2018.

During 2018 we recorded acquisition costs of $0.2 million related to legal and professional fees associated with a potential shopping center acquisition that was not ultimately pursued during the year.

General and administrative expense in 2019 decreased $3.7 million, or (11.9)%, from 2018.  The net decrease is primarily a result of lower severance and management reorganization expense, which includes severance costs associated with former executives as well as sign-on bonuses and recruiting fees attributable to the new executive team, partially offset by an increase in bonus expense and higher share-based compensation expense.

During 2018 we recorded an impairment provision totaling $13.7 million, of which $13.5 million was on shopping centers classified as income producing and $0.2 million on land available for development. The adjustments related to shopping centers were triggered by changes in associated market prices and expected hold period assumptions, as well as a purchase price reduction at one property. The provision related to land held for development was triggered by changes in the expected use of the land and higher costs. Refer to Note 1 of the notes to the consolidated financial statements included in this report for further information related to impairment provisions. We did not record any impairments in 2019.

During 2019 the Company wrote off real estate assets that were damaged by a hail storm at one property, which resulted in a charge of $2.3 million, net of $3.5 million of insurance proceeds received as of December 31, 2019. The damage incurred will be fully covered by insurance.

Gain on sale of real estate was $81.9 million in 2019. In the comparable period in 2018 we had a gain of $4.0 million. The increase is primarily a result of the five properties contributed to R2G during the fourth quarter of 2019.

Earnings from unconsolidated joint ventures in 2019 remained flat from 2018.

Interest expense in 2019 decreased by $3.4 million, or (7.8)%, from 2018. The decrease is primarily a result of a 9.2% decrease in our average outstanding debt, partially offset by lower capitalized interest. The decline in our average outstanding debt is the result of using proceeds from asset sales in the fourth quarter of 2018 and first quarter of 2019 to pay down our revolving credit line and redeem our junior subordinated notes.

Other gain on unconsolidated joint ventures in 2019 decreased by $5.0 million primarily due to the sale of the Martin Square property by our joint venture, Ramco/Lion Venture LP, in the prior period. The gain represents the difference between our share of the distributed proceeds and the carrying value of our equity investment in such joint venture.

Liquidity and Capital Resources

Our primary uses of capital include principal and interest payments on our outstanding indebtedness, ongoing capital expenditures such as leasing capital expenditures and building improvements, shareholder distributions, operating expenses of our business, debt maturities, acquisitions and discretionary capital expenditures such as targeted remerchandising, expansions, redevelopment and development. We generally strive to cover our principal and interest payments, operating expenses, shareholder distributions, and ongoing capital expenditures from cash flow from operations, although from time to time we have borrowed or sold assets to finance a portion of those uses. We believe the combination of cash flow from operations, cash balances, favorable relationships with our lenders, issuance of debt, property dispositions and issuance of equity securities will provide adequate capital resources to fund all of our expected uses over at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given. As discussed herein, the COVID-19 pandemic has adversely impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located and has had an adverse impact on our short-term cash flow due to a significant number of tenants not paying rent for the second, third and fourth quarters of 2020. COVID-19 could continue to have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our tenants’ businesses, financial condition and liquidity and may cause certain tenants to be unable to meet their obligations to us in full, timely or at all. Continued nonpayment of rent or closures by our tenants of their stores could reduce our cash flows, which would adversely impact our liquidity and the achievement of our financial forecast.

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

At December 31, 2020 and 2019, we had $211.5 million and $114.6 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash generally consists of funds held in escrow by mortgage lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of December 31, 2020, we had $37.0 million of debt maturing in 2021, and we had $250.0 million available to be drawn on our $350.0 million unsecured revolving credit facility subject to compliance with applicable financial covenants. The current amount of outstanding indebtedness is close to the maximum permitted amount under the covenants contained in our revolving credit facility, and as a result our ability to retain our outstanding borrowings and utilize the limited remaining amount available under our revolving credit facility would depend on our continued compliance with financial covenants and other terms of our revolving credit agreement, which may be impacted by certain factors including tenant store closures and the nonpayment of rent, unless we obtain waivers or modifications to our loan document covenants. These covenants are generally based on our financial results from the most recently completed four fiscal quarters and, as a result, the impact on these financial covenants from adverse short-term impacts on operating results is partially mitigated by previous and/or subsequent operating results. Refer to Note 8 of the notes to the consolidated financial statements for further discussion on our covenants.

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

The following is a summary of our cash flow activities:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash provided by operating activities	$63,059	$90,593	$106,322
Cash (used in) provided by investing activities	(18,929)	95,095	42,262
Cash provided by (used in) financing activities	52,802	(115,858)	(116,753)

Operating Activities

Net cash flow provided by operating activities decreased by $27.5 million in 2020 compared to 2019 primarily due to the following:
•Lower rental income receipts of $17.6 million as a result of the COVID-19 pandemic; and
•Impact of shopping centers contributed to R2G in 2019.

Investing Activities

Net cash used in investing activities was $18.9 million in 2020, compared to net cash provided by investing activities of $95.1 million in 2019. The $114.0 million change in net cash from investing activities was primarily due to the following:
•Net proceeds from the sale of real estate, including those completed by our joint ventures, decreased $185.9 million; partially offset by
•Development and capital improvements, including those covered by insurance, decreased $33.5 million;
•Acquisitions of real estate decreased $33.9 million; and
•Investment in unconsolidated joint ventures decreased $4.7 million.

During 2020, we sold two land parcels for aggregate net proceeds of $1.3 million. During 2019, we sold two shopping centers and one land parcel for aggregate net proceeds of $67.9 million. In addition, on December 10, 2019, we announced the formation of R2G. We contributed five properties valued at $244.0 million to R2G and received $118.3 million in gross proceeds ($117.3 million net) for the 48.5% stake in R2G that was acquired by GIC. Refer to Note 4 of the notes to the consolidated financial statements in this report for additional information related to dispositions.

We had no acquisition activity during 2020. In 2019 we acquired one property, Lakehills Plaza in Austin, Texas for approximately $33.9 million.

Our development and capital improvements spend in 2020 decreased by $33.5 million compared to 2019. The decrease was primarily a result of the Company's strategy to defer all but essential maintenance capital expenditures in order to preserve liquidity in response to the COVID-19 pandemic. At December 31, 2020, we did not have any active development or redevelopment projects ongoing.

Financing Activities

Net cash provided by financing activities was $52.8 million in 2020, compared to net cash used in financing activities of $115.9 million in 2019. The $168.7 million change in net cash from financing activities was primarily due to the following:
•Net borrowing on our revolving credit facility in 2020 of $100.0 million;
•Suspension of our common dividend and distributions paid to operating partnership unit holders in 2020 due to the COVID-19 pandemic of $36.1 million; and
•Redemption of all of our outstanding junior subordinated notes due 2038 for an aggregate purchase price of $28.6 million in 2019.

On November 6, 2019, the Operating Partnership entered into the credit agreement, which consists of an unsecured revolving credit facility of up to $350.0 million and term loan facilities of $310.0 million. As of December 31, 2020, $250.0 million was available to be drawn on our $350.0 million unsecured revolving credit facility, subject to our compliance with certain covenants. It is anticipated that additional funds borrowed under our unsecured revolving line of credit will be used for general corporate purposes, including working capital, capital expenditures, the repayment of indebtedness or other corporate activities.  For further information on the unsecured revolving line of credit and other debt, refer to Note 8 of notes to the consolidated financial statements in this report.

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

We paid cash dividends of $0.44 per common share to shareholders in 2020, as compared to cash dividends of $0.88 per common share to shareholders in 2019.  Additionally, we paid cash dividends of $3.625 per share of our 7.25% Series D Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest to preferred shareholders in 2020 and 2019. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT. Distributions paid by us are generally expected to be funded from cash flows from operating activities. To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources are used. Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings.  During 2020, our cash flow from operations exceeded the sum of our principal and interest payments, operating expenses, shareholder distributions and recurring capital expenditures by $7.4 million. In light of the disruption caused by the COVID-19 pandemic, the Board of Trustees temporarily suspended the quarterly common dividend and quarterly operating unit holder distributions to retain cash starting with the second quarter of 2020. On February 11, 2021, the Company's Board of Trustees reinstated the first quarter 2021 common cash dividend at $0.075 per share payable on April 1, 2021, to the holders of record of Common Shares as of the close of business on March 19, 2021. In addition, the Company will reinstate a distribution of $0.075 per unit to the operating partnership unit holders for the first quarter of 2021. The Board of Trustees will continue to evaluate the Company’s dividend policy throughout the remainder of 2021 based upon the Company's financial performance and economic outlook and intends to maintain a quarterly common dividend of at least the amount required to continue qualifying as a REIT for U.S. federal income tax requirements.

In February 2020, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time, in “at-the-market” offerings as defined in Rule 415 of the Securities Act. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the year ended December 31, 2020, we did not issue any common shares through the arrangement. As of December 31, 2020, we have full capacity remaining under the agreement. The sale of such shares issuable pursuant to the Equity Distribution Agreement was registered with the SEC pursuant to a prospectus supplement filed in February 2020 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3 (No. 333-232007) which was filed with the SEC in June 2019.

Debt

At December 31, 2020, we had $1.0 billion of debt outstanding consisting of $535.0 million in senior unsecured notes, $310.0 million of unsecured term loan facilities, and $85.3 million of fixed rate mortgage loans encumbering certain properties, and $100.0 million of borrowings on our revolving credit facility.

Our $845.0 million of senior unsecured notes and unsecured term loans have interest rates ranging from 2.51% to 4.74% and are due at various maturity dates from June 2021 through December 2029.

Our $85.3 million of fixed rate mortgages have interest rates ranging from 3.76% to 5.80% and are due at various maturity dates from February 2022 through June 2026. The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $146.2 million as of December 31, 2020.

In addition, we have eleven interest rate swap agreements in effect for an aggregate notional amount of $310.0 million and two forward starting interest rate swap agreements for an aggregate notional amount of $75.0 million converting our floating rate corporate debt to fixed rate debt. After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at December 31, 2020, we had $100.0 million of variable rate debt outstanding.

Our revolving credit facility, senior unsecured notes and term loan facilities contain representations, warranties and covenants, and events of default. These include financial covenants such as total leverage, fixed charge coverage ratio, unsecured leverage ratio, tangible net worth and various other calculations, which are detailed in the specific agreements governing our indebtedness, many of which are exhibits to this Annual Report on Form 10-K. Additionally, our senior unsecured notes only permitted us to include an unencumbered real estate asset in the measurement of our unsecured leverage ratio if such asset satisfied 80% and 85% occupancy tests for the prior quarter. Such occupancy tests were generally based on the percentage of tenants operating, paying rent and not otherwise in default based on leases requiring current rental payments. Accordingly, as a result of the various uncertainties and factors surrounding COVID-19 and its impact on our tenants and their businesses and, therefore, its potential impact on our ability to maintain compliance with our loan covenants, on June 30, 2020, we entered into amendments to the note purchase agreements governing all of our outstanding senior unsecured notes. The following is a summary of the material amendments to the note purchase agreements:
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

As of December 31, 2020, our investments in unconsolidated joint ventures were approximately $126.3 million representing our ownership interest in three joint ventures. We accounted for these entities under the equity method. Refer to Note 6 of the notes to the consolidated financial statements in this report for further information regarding our equity investments in unconsolidated joint ventures.

We are engaged by certain of our joint ventures to provide asset management, property management, construction management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received.

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $8.0 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

Contractual Obligations

The following are our contractual cash obligations as of December 31, 2020:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$7,246	$2,508	$3,156	$1,582	$—
Payments due at maturity	1,023,008	37,000	404,508	306,500	275,000
Total mortgages and notes payable (1)	1,030,254	39,508	407,664	308,082	275,000
Interest expense (2)	173,443	36,760	88,303	32,248	16,132
Finance lease (3)	1,200	100	300	200	600
Operating leases	99,135	1,469	4,095	1,757	91,814
Construction commitments	1,503	1,503	—	—	—
Development obligations (4)	2,831	638	593	371	1,229
Total contractual obligations	$1,308,366	$79,978	$500,955	$342,658	$384,775

(1)Excludes $1.1 million of unamortized mortgage debt premium and $3.6 million in deferred financing costs.
(2)Variable rate debt interest is calculated using rates at December 31, 2020.
(3)Includes interest payments associated with the finance lease obligation of $0.3 million.
(4)Includes interest payments associated with the development obligations of $0.6 million.

At December 31, 2020, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

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

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2020, we have entered into agreements for construction activities with an aggregate cost of approximately $1.5 million.

Planned Capital Spending

We are focused on enhancing the value of our existing portfolio of shopping centers through successful leasing efforts, including the reconfiguration of anchor-space and small shop lease-up.

For 2021, we anticipate spending between $30.0 million and $40.0 million for capital expenditures, of which $1.5 million is reflected in the construction commitments in the above contractual obligations table. Our 2021 estimate includes ongoing capital expenditure spending between $20.0 million and $27.0 million and discretionary capital expenditure spending between $10.0 million and $13.0 million. Ongoing capital expenditures relates to leasing costs and building improvements whereas discretionary capital expenditures relate to targeted remerchandising, outlots/expansion, and development/redevelopment. Estimates for future spending will change as new projects are approved.

Capitalization

At December 31, 2020 and 2019, our total market capitalization was $1.6 billion and $2.2 billion, respectively, and is detailed below:

	December 31,
	2020	2019
	(In thousands)
Notes payable, net	$1,027,751	$930,808
Unamortized premiums and deferred financing costs	2,503	1,773
Finance lease obligation	875	926
Cash, cash equivalents and restricted cash	(211,484)	(114,552)
Pro-rata share of unconsolidated entities cash, cash equivalents and restricted cash	(1,914)	(1,120)
Net debt (1)	$817,731	$817,835

Common shares outstanding	80,055	79,850
OP Units outstanding	1,909	1,909
Restricted share awards (treasury method)	410	995
Total common shares and equivalents	82,374	82,754
Market price per common share	$8.65	$15.04
Equity market capitalization	$712,535	$1,244,620

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849	1,849
Market price per convertible preferred share	$49.84	$59.86
Convertible perpetual preferred shares (at market)	$92,154	$110,681

Total market capitalization	$1,622,420	$2,173,136

Net debt to total market capitalization	50.4%	37.6%

(1) Net debt represents (i) our total debt principal, which excludes unamortized premium and deferred financing costs, net, plus (ii) our finance lease obligation, less (iii) our cash, cash equivalents and restricted cash, less (iv) our pro-rata share of cash, cash equivalents and restricted cash of each of our unconsolidated entities. We believe this calculation is useful to understand our financial condition. Our method of calculating net debt may be different from methods used by other companies and may not be comparable.

At December 31, 2020, noncontrolling interests represented a 2.3% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash. Assuming the exchange of all OP Units, there would have been approximately 82.0 million of our common shares outstanding at December 31, 2020, with a market value of approximately $709.0 million.

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

Funds From Operations

We consider funds from operations, also known as “FFO,” to be an appropriate supplemental measure of the financial performance of an equity REIT.  The National Association of Real Estate Investment Trusts (“NAREIT”) is an industry body public REITs participate in and provides guidance to its members on Non-GAAP financial measures. Under the NAREIT definition, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable property and impairment provisions on depreciable real estate or on investments in non-consolidated investees that are driven by measurable decreases in the fair value of depreciable real estate held by the investee, plus depreciation and amortization, (excluding amortization of financing costs). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. We have adopted the NAREIT definition in our computation of FFO.

In addition to FFO, we include Operating FFO as an additional measure of our financial and operating performance. Operating FFO excludes acquisition costs and periodic items such as gains (or losses) from sales of land and impairment provisions on land, bargain purchase gains, severance expense, executive management reorganization costs, net, accelerated amortization of debt premiums, gains or losses on extinguishment of debt, uncapitalized financing costs, insured expenses, net, accelerated write-offs of above and below market lease intangibles, accelerated write-offs of lease incentives and R2G Venture LLC related costs that are not adjusted under the current NAREIT definition of FFO. We provide a reconciliation of FFO to Operating FFO. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

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

The following table illustrates the calculations of FFO and Operating FFO:

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Net (loss) income	$(10,474)	$93,686	$18,036
Net loss (income) attributable to noncontrolling partner interest	241	(2,175)	(417)
Preferred share dividends	(6,701)	(6,701)	(6,701)
Net (loss) income available to common shareholders	(16,934)	84,810	10,918
Adjustments:
Rental property depreciation and amortization expense	76,649	78,095	86,970
Pro-rata share of real estate depreciation from unconsolidated joint ventures (1)	7,044	459	191
Gain on sale of depreciable real estate	—	(81,485)	(3,699)
Gain on sale of joint venture depreciable real estate	—	(385)	(307)
Provision for impairment on income-producing properties	—	—	13,434
Other gain on unconsolidated joint ventures	—	(237)	(5,208)
FFO available to common shareholders	66,759	81,257	102,299
Noncontrolling interest in Operating Partnership (2)	(241)	—	417
Preferred share dividends (assuming conversion) (3)	—	6,701	6,701
FFO available to common shareholders and dilutive securities	$66,518	$87,958	$109,417

Gain on sale of land	(318)	(371)	(295)
Provision for impairment on land available for development	598	—	216
Transaction costs (4)	186	—	233
Insured expenses, net	(2,745)	2,276	—
Severance expense (5)	506	130	1,117
Executive management reorganization, net (5)(6)	—	1,402	9,673
R2G Venture LLC related costs (5)(7)	—	499	—
Above and below market lease intangible write-offs	(256)	(3,525)	(5,619)
Pro-rata share of acquisition costs from unconsolidated joint ventures (1)	407	—	—
Pro-rata share of above and below market lease intangible write-offs from unconsolidated joint ventures (1)	(626)	—	—
Loss on extinguishment of debt	—	2,571	134
Payment of loan amendment fees (5)	184	—	—
Bond interest proceeds (8)	(213)	—	—
Other gain	—	—	(398)
Operating FFO available to common shareholders and dilutive securities	$64,241	$90,940	$114,478

Weighted average common shares	79,998	79,802	79,592
Shares issuable upon conversion of OP Units (2)	1,909	—	1,912
Dilutive effect of restricted stock	496	939	496
Shares issuable upon conversion of preferred shares (3)	—	6,981	6,858
Weighted average equivalent shares outstanding, diluted	82,403	87,722	88,858

Diluted (loss) earnings per share (9)	$(0.21)	$1.04	$0.13
Per share adjustments for FFO available to common shareholders and dilutive securities	1.02	(0.04)	1.10
FFO available to common shareholders and dilutive securities per share, diluted	$0.81	$1.00	$1.23

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	(0.03)	0.04	0.06
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.78	$1.04	$1.29

(1)Amounts noted are included in Earnings from unconsolidated joint ventures.
(2)The total noncontrolling interest reflects OP Units convertible on a one-for-one basis into common shares. The Company's net income for the year ended December 31, 2019 (largely driven by gain on sale of real estate), resulted in an income allocation to OP Units which drove an OP Unit ratio of $1.14 (based on 1,909 weighted average OP Units outstanding) as of December 31, 2019. In instances when the OP Unit ratio exceeds basic FFO, the OP Units are considered anti-dilutive, and as a result are not included in the calculation of fully diluted FFO and Operating FFO for the year ended December 31, 2019.
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
(4)For 2020, costs associated with a terminated acquisition and a terminated disposition.
(5)Amounts noted are included in General and administrative expense.
(6)For 2019, largely comprised of severance to a former executive officer and performance award expense related to the Company's former Chief Executive Officer. For 2018, includes severance, accelerated vesting of restricted stock and performance award charges and the benefit from the forfeiture of unvested restricted stock and performance awards associated with our former executives, in addition to recruiting fees, relocation expenses and cash inducement bonuses related to the Company's current executive team.
(7)For 2019, comprised of special incentive expense related to the execution of the R2G Venture LLC joint venture agreement.
(8)Amounts noted are included in Other (expense) income, net.
(9)The denominator to calculate diluted (loss) earnings per share includes weighted average common shares only for the year ended December 31, 2020, includes weighted average common shares, restricted stock and preferred shares for the year ended December 31, 2019, and includes weighted average common shares and restricted stock for the year ended December 31, 2018.

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

NOI, Same Property NOI and NOI from Other Investments are supplemental non-GAAP financial measures of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable operating properties for the reporting period. Same Property NOI for the three and twelve months ended December 31, 2020 and 2019 represents NOI from the Company's same property portfolio consisting of 41 consolidated operating properties acquired or placed in service and stabilized prior to January 1, 2019 and five previously consolidated properties contributed to the newly formed joint venture, R2G Venture LLC, in December 2019. Same property NOI from these five properties includes 51.5% of their NOI as a consolidated property for the period January 1, 2018 through December 9, 2019 and 51.5% of their NOI as an unconsolidated property accounted for under the equity method for the period December 10, 2019 through December 31, 2019. Same Property NOI excludes properties under redevelopment or where activities have started in preparation for redevelopment. A property is designated as a redevelopment when planned improvements significantly impact the property. NOI from Other Investments for the three and twelve months ended December 31, 2020 and 2019 represents NOI primarily from (i) properties disposed of and acquired during 2019 and 2020, (ii) 48.5% of the NOI prior to December 10, 2019 from the five previously consolidated properties contributed to the R2G Venture LLC unconsolidated joint venture, (iii) Webster Place and Rivertowne Square where the Company has begun activities in anticipation of future redevelopment, (iv) certain property related employee compensation, benefits, and travel expense and (v) non-comparable operating income and expense adjustments.

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

The following is a summary of our owned properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended December 31,		Twelve Months Ended December 31,
Property Designation	2020	2019	2020	2019
Same property	46	46	46	46
Acquisitions (1)	1	—	1	—
Redevelopment (2)	2	2	2	2
Total properties	49	48	49	48

(1)Includes the following property for the three and twelve months ended December 31, 2020: Lakehills Plaza.
(2)Includes the following properties for the three months and twelve months ended December 31, 2020 and 2019: Rivertowne Square and Webster Place. The entire property indicated for each period is completely excluded from the Same Property NOI.

The following is a reconciliation of our Operating Income to Same Property NOI at Pro-Rata:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Net (loss) income available to common shareholders	$(7,407)	$71,055	$(16,934)	$84,810
Preferred share dividends	1,675	1,675	6,701	6,701
Net (loss) income attributable to noncontrolling partner interest	(135)	1,727	(241)	2,175
Income tax provision (benefit)	12	97	(25)	179
Interest expense	9,826	9,707	39,317	40,057
Costs associated with early extinguishment of debt	—	1,949	—	2,571
Earnings from unconsolidated joint ventures	(76)	(128)	(1,590)	(581)
Gain on sale of real estate	(318)	(75,783)	(318)	(81,856)
Gain on remeasurement of unconsolidated joint venture	—	—	—	(237)
Insured expenses, net	—	2,276	(2,745)	2,276
Other expense (income), net	108	(24)	(214)	203
Management and other fee income	(478)	(52)	(1,395)	(230)
Depreciation and amortization	20,210	18,782	77,213	78,647
Transaction costs	—	—	186	—
General and administrative expenses	6,822	8,789	25,801	27,634
Provision for impairment	598	—	598	—
Pro-rata share of NOI from unconsolidated joint venture (1)	1,999	521	8,155	521
Lease termination fees	(183)	(409)	(368)	(743)
Amortization of lease inducements	212	160	766	519
Amortization of acquired above and below market lease intangibles, net	(655)	(1,218)	(2,903)	(6,762)
Straight-line ground rent expense	76	76	306	306
Straight-line rental income	8	(459)	2,026	(2,408)
NOI at Pro-Rata (2)	32,294	38,741	134,336	153,782
NOI from Other Investments	1,479	(1,049)	3,082	(5,284)
Same Property NOI at Pro-Rata (3)	$33,773	$37,692	$137,418	$148,498

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at December 31, 2020, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $1.0 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $26.5 million at December 31, 2020.

We had interest rate swap agreements with an aggregate notional amount of $385.0 million as of December 31, 2020. The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.26% to 1.77% and had expirations ranging from 2021 to 2027.  The following table sets forth information as of December 31, 2020 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Market Value
(dollars in thousands)
Fixed-rate debt	$39,508	$52,397	$129,388	$125,879	$182,431	$400,651	$930,254	$927,539
Weighted average interest rate	3.8%	5.7%	3.5%	3.7%	3.9%	3.7%	3.8%	3.4%
Variable-rate debt	$—	$—	$100,000	$—	$—	$—	$100,000	$100,000
Weighted average interest rate	—%	—%	1.3%	—%	—%	—%	1.3%	1.3%

We estimated the fair market value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at December 31, 2020 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, the ICE Benchmark Administration, the administrator of LIBOR, announced plans to consult on ceasing publications of LIBOR on December 31, 2021 for only the one week and two week LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or financing costs to borrowers. We have material contracts that are indexed to USD-LIBOR, and we are monitoring this activity and evaluating the related risks.

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

We carried out an assessment as of December 31, 2020 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.2    Articles of Amendment, as filed with the State Department of Assessments and Taxation of Maryland on April 5, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 6, 2011.
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
3.5    Articles of Amendment, as filed with the State Department of Assessments and Taxation of Maryland on September 21, 2012, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 21, 2012.
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
3.8    Articles of Amendment, as filed with the State Department of Assessments and Taxation of Maryland on February 28, 2020, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2020.
3.9    Amended and Restated Bylaws of the Company, effective November 13, 2018, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated November 13, 2018.
3.10    Amendment No. 1 to the Amended and Restated Bylaws of the Company, effective February 13, 2020, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 20, 2020.
3.11    Amendment No. 2 to the Amended and Restated Bylaws of the Company, effective March 27, 2020, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 1, 2020.
4.1    Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act, as amended, incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K on February 20, 2020.
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
10.7    $110 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 2, 2013.
10.8    Second Amendment, dated June 30, 2020, to the $110 Million Note Purchase Agreement, dated June 27, 2013, by RPT Realty, L.P., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 6, 2020.
10.9    $100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated May 28, 2014, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014.
10.10    Third Amendment, dated June 30, 2020, to the $100 Million Note Purchase Agreement, dated May 28, 2014, by RPT Realty, L.P., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 6, 2020.
10.11    $100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated September 30, 2015, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015.
10.12    Second Amendment, dated June 30 2020, to the $100 Million Note Purchase Agreement, dated September 30, 2015, by RPT Realty, L.P., incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 6, 2020.
10.13    $75 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated August 19, 2016, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 7, 2016.
10.14    Second Amendment, dated June 30 2020, to the $75 Million Note Purchase Agreement, dated August 19, 2016, by RPT Realty, L.P., incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 6, 2020.
10.15    $75 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated December 21, 2017 incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 27, 2017.
10.16    First Amendment, dated June 30, 2020, to the $75 Million Note Purchase Agreement, dated December 21, 2017, by RPT Realty, L.P., incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated July 6, 2020.
10.17    Employment Agreement, dated June 11, 2020 between the Company and Brian Harper, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 15, 2020.**
10.18    Ramco-Gershenson Properties Trust Inducement Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 12, 2018.**
10.19    Employment Agreement, dated June 11, 2020 between the Company and Michael Fitzmaurice, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 15, 2020.**
10.20    RPT Realty 2019 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 30, 2019.**
10.21    Employment Offer, dated June 25, 2018, between the Company and Timothy Collier, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019.**

10.22    Employment Offer with Raymond Merk, dated July 9, 2019, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019.**
10.23    Fifth Amended and Restated Credit Agreement dated November 6, 2019 among RPT Realty, L.P., as Borrower, KeyBank National Association, as Administrative Agent, KeyBanc Capital Markets Inc., BMO Capital Markets, and Capital One, National Association, as Joint-Lead Arrangers, BMO Capital Markets, N.A., and Capital One, National Association, as Syndication Agents, certain lenders from time to time parties thereto, as Lenders, and RPT Realty and certain subsidiaries of RPT Realty, L.P., as a Guarantors, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 8, 2019.
10.24*    Employment Offer with Heather Ohlberg, dated October 5, 2018**
10.25*    Ramco-Gershenson Properties Trust Deferred Fee Plan for Trustees
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

RPT Realty

Dated:	February 18, 2021	By: /s/ BRIAN L. HARPER
Brian L. Harper
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated:	February 18, 2021	By: /s/ RICHARD L. FEDERICO
Richard L. Federico
Trustee

Dated:	February 18, 2021	By: /s/ ARTHUR H. GOLDBERG
Arthur H. Goldberg
Trustee

Dated:	February 18, 2021	By: /s/ BRIAN L. HARPER
Brian L. Harper
Trustee, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 18, 2021	By: /s/ JOANNA T. LAU
Joanna T. Lau
Trustee

Dated:	February 18, 2021	By: /s/ DAVID J. NETTINA
David J. Nettina
Trustee

Dated:	February 18, 2021	By: /s/ LAURIE M. SHAHON
Laurie M. Shahon
Trustee

Dated:	February 18, 2021	By: /s/ ANDREA M. WEISS
Andrea M. Weiss
Trustee

Dated:	February 18, 2021	By: /s/ MICHAEL P. FITZMAURICE
Michael P. Fitzmaurice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	February 18, 2021	By: /s/ RAYMOND J. MERK
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

Our management conducted an assessment of our internal controls over financial reporting as of December 31, 2020 using the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our internal control over financial reporting.  Their report appears on page F-3 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
RPT Realty

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of RPT Realty (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 18, 2021 expressed an unqualified opinion on those financial statements.

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
February 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
RPT Realty

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of RPT Realty (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 18, 2021 expressed an unqualified opinion.

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

Evaluating the provision for impairment of income producing properties
At December 31, 2020, the Company's income producing properties total $1.43 billion. As described in Note 1 to the consolidated financial statements, the Company reviews its income producing properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable. These changes in circumstances include, but are not limited to, changes in occupancy, rental rates, net operating income, real estate values, and expected holding period. The Company recognizes an impairment of an income producing property when the estimated undiscounted cash flow is less than the net carrying value of the property. If it is determined that an investment is impaired, then the carrying value is reduced to the estimated fair value as determined by cash flow models and discount rates or comparable sales.

The principal consideration for our determination that the evaluation of impairment of income producing properties was a critical audit matter was a higher risk of estimation uncertainty due to sensitivity of management judgments not only regarding indicators of impairment but also regarding estimates and assumptions utilized in forecasting cash flows for recoverability and making fair value measurements.
Our audit procedures related to the evaluation of impairment of income producing properties included the following, among others. We assessed the design and tested the operating effectiveness of relevant controls over the evaluation of potential impairments of income producing properties, such as controls over the Company’s monitoring of income producing properties and controls over the Company's assessments of recoverability. We evaluated the appropriateness of management's metrics of financial and operating performance in the context of an income producing shopping center, and the completeness of the population of properties requiring further analysis. We examined the Company's undiscounted cash flow analyses utilized to assess recoverability. We evaluated the reasonableness of the methods and significant inputs and assumptions used in the undiscounted cash flow analyses including the scope, severity, and duration of the pandemic attributable to COVID-19, capitalization rates, estimated holding periods, re-leasing absorption periods, and potential disposal proceeds to be received upon a sale. We evaluated these inputs and assumptions in comparison with a combination of observable market data and historical performance of the impacted properties. Our assessment included sensitivity analyses over these significant assumptions, and we considered whether such assumptions were consistent with evidence obtained in other areas of the audit.

Evaluating the collectibility of operating lease receivables
As described in Note 1 to the consolidated financial statements, the Company monitors the collectability of accounts receivable from specific tenants on an ongoing basis, analyzes historical experience, tenant creditworthiness, current economic trends and changes in tenant payment terms when evaluating the likelihood of tenant payment. For operating leases in which collectability of rental income is not considered probable, rental income is recognized on the lesser of cash or accrual basis, and allowances are taken for those balances that the Company has reason to believe may be uncollectible in the period it is determined not to be probable of collection. In addition, many of the Company's leases contain non-contingent rent escalations for which the Company recognizes income on a straight-line basis over the non-cancelable lease term. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset. The Company reviews unbilled straight-line rent receivable balances to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Depending on circumstances, the Company may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that the Company estimates may not be received. At December 31, 2020, the Company recorded an allowance for doubtful accounts of $13.0 million and an allowance for straight line rent receivables of $4.1 million.

The principal consideration for our determination that evaluating the collectability of operating lease receivables was a critical audit matter was a higher risk of estimation uncertainty due to the judgment applied by management to determine whether a tenant's lease payments are probable of collection. Management's judgments are sensitive to subjective considerations such as the creditworthiness of the tenant, current economic conditions, and historical experience with the tenant and other tenants operating in a similar industry.

Our audit procedures related to the evaluation of collectability of operating lease receivables included the following, among others. We obtained an understanding of management's collectability assessment process, including the methodologies used by management and the information used in performing the assessment. We tested the design and operating effectiveness of management's internal controls relating to the collectability assessment process. We evaluated management's accounting policies related to the collectability assessment process. Specifically, we selected a sample of rent concession agreements and evaluated management's application of authoritative accounting guidance for lease concessions related to the economic effects of the COVID-19 pandemic. In addition, we verified the completeness of the population of operating lease receivables included in the collectability assessment. We selected a subset of operating lease receivables and evaluated management’s estimates of collectability by testing rent payment collections after the balance sheet date, evaluating historical payment patterns of the tenants, and considering the presence or absence of a rent concession agreement. Our evaluation also considered whether information used in management's assessment process was consistent with evidence obtained in other areas of the audit.

We have served as the Company's auditor since 2005.

/s/ GRANT THORNTON LLP

Chicago, Illinois
February 18, 2021

RPT REALTY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2020	2019
ASSETS
Income producing properties, at cost:
Land	$330,763	$331,265
Buildings and improvements	1,489,997	1,486,838
Less accumulated depreciation and amortization	(392,301)	(352,006)
Income producing properties, net	1,428,459	1,466,097
Construction in progress and land available for development	34,789	42,279
Net real estate	1,463,248	1,508,376
Equity investments in unconsolidated joint ventures	126,333	130,321
Cash and cash equivalents	208,887	110,259
Restricted cash and escrows	2,597	4,293
Accounts receivable, net	26,571	24,974
Acquired lease intangibles, net	26,354	34,278
Operating lease right-of-use assets	18,585	19,222
Other assets, net	77,465	86,836
TOTAL ASSETS	$1,950,040	$1,918,559

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$1,027,751	$930,808
Finance lease obligation	875	926
Accounts payable and accrued expenses	45,292	55,360
Distributions payable	1,723	19,792
Acquired lease intangibles, net	35,283	38,898
Operating lease liabilities	17,819	18,181
Other liabilities	19,928	6,339
TOTAL LIABILITIES	1,148,671	1,070,304

Commitments and Contingencies

RPT Realty ("RPT") Shareholders' Equity:
Preferred shares of beneficial interest, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of December 31, 2020 and 2019, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 240,000 and 120,000 shares authorized as of December 31, 2020 and 2019, respectively, and 80,055 and 79,850 shares issued and outstanding as of December 31, 2020 and 2019, respectively	801	798
Additional paid-in capital	1,174,315	1,169,557
Accumulated distributions in excess of net (loss) income	(471,017)	(436,361)
Accumulated other comprehensive (loss) income	(14,132)	1,819
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	782,394	828,240
Noncontrolling interest	18,975	20,015
TOTAL SHAREHOLDERS' EQUITY	801,369	848,255

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,950,040	$1,918,559

The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
REVENUE
Rental income	$187,151	$229,588	$256,531
Other property income	3,166	4,270	3,837
Management and other fee income	1,395	230	254
TOTAL REVENUE	191,712	234,088	260,622

EXPENSES
Real estate taxes	33,086	35,961	42,306
Recoverable operating expense	21,915	25,256	26,177
Other non-recoverable operating expense	8,962	10,292	7,286
Depreciation and amortization	77,213	78,647	87,327
Transaction costs	186	—	233
General and administrative expense	25,801	27,634	31,383
Provision for impairment	598	—	13,650
Insured expenses, net	(2,745)	2,276	—
TOTAL EXPENSES	165,016	180,066	208,362

OPERATING INCOME	26,696	54,022	52,260

OTHER INCOME AND EXPENSES
Other income (expense), net	214	(203)	(244)
Gain on sale of real estate	318	81,856	3,994
Earnings from unconsolidated joint ventures	1,590	581	589
Interest expense	(39,317)	(40,057)	(43,439)
Other gain on unconsolidated joint ventures	—	237	5,208
Loss on extinguishment of debt	—	(2,571)	(134)
NET (LOSS) INCOME BEFORE TAX	(10,499)	93,865	18,234
Income tax benefit (provision)	25	(179)	(198)
NET (LOSS) INCOME	(10,474)	93,686	18,036
Net loss (income) attributable to noncontrolling interest	241	(2,175)	(417)
NET (LOSS) INCOME ATTRIBUTABLE TO RPT	(10,233)	91,511	17,619
Preferred share dividends	(6,701)	(6,701)	(6,701)
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(16,934)	$84,810	$10,918

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.21)	$1.06	$0.13
Diluted	$(0.21)	$1.04	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,998	79,802	79,592
Diluted	79,998	87,722	80,088

OTHER COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(10,474)	$93,686	$18,036
Other comprehensive (loss) gain:
(Loss) gain on interest rate swaps	(16,330)	(2,253)	1,190
Comprehensive (loss) income	(26,804)	91,433	19,226
Comprehensive loss (income) attributable to noncontrolling interest	620	(2,123)	(445)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RPT	$(26,184)	$89,310	$18,781

The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2017	$92,427	$794	$1,160,862	$(392,619)	$2,858	$20,847	$885,169
Adoption of ASU 2017-05	—	—	—	2,109	—	51	2,160
Issuance of common shares, net of costs	—	—	(39)	—	—	—	(39)
Redemption of OP Unit holders	—	—	—	(18)	—	(79)	(97)
Share-based compensation, net of shares withheld for employee taxes	—	3	4,025	—	—	—	4,028
Dividends declared to common shareholders	—	—	—	(70,060)	—	—	(70,060)
Dividends declared to preferred shareholders	—	—	—	(6,701)	—	—	(6,701)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,683)	(1,683)
Dividends declared to deferred shares	—	—	—	(460)	—	—	(460)
Other comprehensive income adjustment	—	—	—	—	1,162	28	1,190
Net income	—	—	—	17,619	—	417	18,036
Balance, December 31, 2018	92,427	797	1,164,848	(450,130)	4,020	19,581	831,543
Adoption of ASU 2016-02	—	—	—	(325)	—	(8)	(333)
Issuance of common shares, net of costs	—	—	(96)	—	—	—	(96)
Share-based compensation, net of shares withheld for employee taxes	—	1	4,805	—	—	—	4,806
Dividends declared to common shareholders	—	—	—	(70,237)	—	—	(70,237)
Dividends declared to preferred shareholders	—	—	—	(6,701)	—	—	(6,701)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,681)	(1,681)
Dividends declared to deferred shares	—	—	—	(479)	—	—	(479)
Other comprehensive loss adjustment	—	—	—	—	(2,201)	(52)	(2,253)
Net income	—	—	—	91,511	—	2,175	93,686
Balance, December 31, 2019	92,427	798	1,169,557	(436,361)	1,819	20,015	848,255
Issuance of common shares, net of costs	—	—	(385)	—	—	—	(385)
Share-based compensation, net of shares withheld for employee taxes	—	3	5,143	—	—	—	5,146
Dividends declared to common shareholders	—	—	—	(17,586)	—	—	(17,586)
Dividends declared to preferred shareholders	—	—	—	(6,701)	—	—	(6,701)
Distributions declared to noncontrolling interests	—	—	—	—	—	(420)	(420)
Dividends declared to deferred shares	—	—	—	(136)	—	—	(136)
Other comprehensive loss adjustment	—	—	—	—	(15,951)	(379)	(16,330)
Net loss	—	—	—	(10,233)	—	(241)	(10,474)
Balance, December 31, 2020	$92,427	$801	$1,174,315	$(471,017)	$(14,132)	$18,975	$801,369

The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net (loss) income	$(10,474)	$93,686	$18,036
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	77,213	78,647	87,327
Amortization of deferred financing fees	1,435	1,419	1,503
Income tax (benefit) provision	(25)	179	198
Earnings from unconsolidated joint ventures	(1,590)	(581)	(589)
Distributions received from operations of unconsolidated joint ventures	5,603	231	546
Provision for impairment	598	—	13,650
Loss on extinguishment of debt	—	2,571	134
Other gain on unconsolidated joint ventures	—	(237)	(5,208)
Gain on sale of real estate	(318)	(81,856)	(3,994)
Insured expenses, net	(2,745)	2,276	—
Amortization of acquired above and below market lease intangibles, net	(2,903)	(6,762)	(9,880)
Amortization of premium on mortgages and notes payable, net	(892)	(953)	(1,019)
Service-based restricted share expense	3,742	3,493	4,673
Long-term incentive cash and equity compensation expense	2,598	3,045	2,003
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(1,647)	(637)	2,390
Other assets, net	2,458	(1,756)	(2,979)
Accounts payable and other liabilities	(9,994)	(2,172)	(469)
Net cash provided by operating activities	63,059	90,593	106,322

INVESTING ACTIVITIES
Acquisitions of real estate	—	(33,922)	(6,365)
Development and capital improvements	(17,927)	(55,842)	(77,173)
Capital improvements covered by insurance	(5,197)	(759)	—
Net proceeds from sales of real estate	1,318	185,221	116,492
Insurance proceeds from insured expenses	2,888	3,150	—
Distributions from sale of joint venture property	—	1,985	6,308
(Investment in) proceeds from equity interests in unconsolidated joint ventures	(11)	(4,738)	3,000
Net cash (used in) provided by investing activities	(18,929)	95,095	42,262

FINANCING ACTIVITIES
Proceeds on notes payable	—	300,000	—
Repayment of mortgages and notes payable	(2,327)	(330,678)	(5,810)
Proceeds on revolving credit facility	225,000	19,400	90,000
Repayments on revolving credit facility	(125,000)	(19,400)	(120,000)
Payment of debt extinguishment costs	—	(1,401)	(134)
Payment of deferred financing costs	(567)	(3,992)	—
Proceeds from issuance of common shares, net of costs	(385)	(96)	(39)
Repayment of finance lease obligation	(51)	(49)	(47)
Redemption of operating partnership units for cash	—	—	(97)
Shares used for employee taxes upon vesting of awards	(956)	(608)	(1,784)
Dividends paid to preferred shareholders	(6,701)	(6,701)	(6,701)
Dividends paid to common shareholders	(35,371)	(70,652)	(70,458)
Distributions paid to operating partnership unit holders	(840)	(1,681)	(1,683)
Net cash provided by (used in) financing activities	52,802	(115,858)	(116,753)

Net change in cash, cash equivalents and restricted cash	96,932	69,830	31,831
Cash, cash equivalents and restricted cash at beginning of period	114,552	44,722	12,891
Cash, cash equivalents and restricted cash at end of period	$211,484	$114,552	$44,722
The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Deferred gain on real estate sold to unconsolidated joint venture	—	—	2,160
Contribution of real estate exchanged for an equity investment in unconsolidated joint venture	—	125,660	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $2, $134 and $782, respectively)	$38,585	$40,800	$43,943
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	—	2,191	—

	As of December 31,
	2020	2019	2018
Reconciliation of cash, cash equivalents and restricted cash and escrows
Cash and cash equivalents	$208,887	$110,259	$41,064
Restricted cash and escrows	2,597	4,293	3,658
	$211,484	$114,552	$44,722

The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

1. Organization and Summary of Significant Accounting Policies

RPT Realty, together with our subsidiaries (the “Company” or “RPT”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of open-air shopping destinations principally located in the top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange (“NYSE”). The common shares of beneficial interest of the Company, par value $0.01 per share (the “common share”), are listed and traded on the NYSE under the ticker symbol “RPT”. As of December 31, 2020, the Company's portfolio consisted of 49 shopping centers (including five shopping centers owned through a joint venture) representing 11.9 million square feet of gross leaseable area (“GLA”). We also have ownership interests of 7%, 30%, and 51.5%, respectively, in three joint ventures, one of which owns five shopping centers and two of which have no significant activity. Our joint ventures are reported using equity method accounting.  We earn fees from certain joint ventures for managing, construction management, leasing and redeveloping the shopping centers they own.  We also own interests in several land parcels that are available for development. Most of our properties are anchored by supermarkets and/or national chain stores.

We made an election to qualify as a REIT for federal income tax purposes.  Accordingly, we generally will not be subject to federal income tax, provided that we annually distribute at least 90% of our taxable income to our shareholders and meet other conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of us and our majority owned subsidiary, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership” which was 97.7% owned by us at December 31, 2020, 2019 and 2018), and all wholly-owned subsidiaries, including entities in which we have a controlling interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”).  The presentation of consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.  Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss).  All intercompany transactions and balances are eliminated in consolidation.

We own 100% of the non-voting and voting common stock of RPT Realty, Inc., and therefore it is included in the consolidated financial statements.  RPT Realty, Inc. has elected to be a taxable REIT subsidiary for federal income tax purposes. RPT Realty, Inc. provides property management services to us and to other entities, including certain real estate joint venture partners.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts that are not readily apparent from other sources.  The Company considered impacts to its estimates related to the current pandemic of the novel coronavirus disease (“COVID-19”) as appropriate, within its consolidated financial statements and there may be changes to those estimates in future periods. The Company believes that its accounting estimates are appropriate after giving consideration to the increased uncertainties surrounding the severity and duration of the COVID-19 pandemic. Actual results could differ from those estimates.

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

In accordance with ASC 842, income from operating leases is recognized on a straight-line basis over the expected term of the lease for all leases for which collectibility is considered probable at the commencement date. We monitor the collectability of our accounts receivable from specific tenants on an ongoing basis, analyze historical experience, tenant creditworthiness, current economic trends and changes in tenant payment terms when evaluating the likelihood of tenant payment.  For operating leases in which collectibility of rental income is not considered probable, rental income is recognized on the lesser of cash or accrual basis, and allowances are taken for those balances that we have reason to believe may be uncollectible in the period it is determined not to be probable of collection.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated rental income not probable of collection.  However, if we experience actual activity in excess of the allowance we have established, our operating income would be reduced.  At December 31, 2020 and 2019, our accounts receivable were $26.6 million and $25.0 million, respectively, net of allowances for doubtful accounts of $13.0 million and $1.0 million, respectively. The increase in the allowance for doubtful accounts during the current year is primarily attributable to increased uncertainty regarding the collectibility of certain tenant receivables due to the economic impact of the COVID-19 pandemic.

In addition, many of our leases contain non-contingent rent escalations for which we recognize income on a straight-line basis over the non-cancelable lease term.  This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the “Other assets, net” line item in our consolidated balance sheets.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.  The balance of straight-line rent receivable at December 31, 2020 and 2019, net of allowances of $4.1 million and $1.8 million, respectively, was $17.6 million and $19.6 million, respectively.  To the extent any of the tenants under these leases become unable to pay its contractual cash rents, we may be required to write down the straight-line rent receivable from that tenant, which would reduce our operating income. The increase in the straight-line rent receivable allowance during the current year is primarily attributable to increased uncertainty regarding the collectibility of certain tenant receivables due to the economic impact of the COVID-19 pandemic.

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

In 2020, we recorded a $0.6 million impairment provision related to developable land. The adjustment related to changes in the expected use and changes in associated sales price assumptions related to land held for development.

Investments in Real Estate Joint Ventures

We have three equity investments in unconsolidated joint venture entities in which we own 51.5% or less of the total ownership interest, one of which owns five shopping centers and two of which have no significant activity.  Under all of our joint ventures, because we can influence but not make significant decisions without our partners' approval, these investments are accounted for under the equity method of accounting. We provide leasing, construction, development, asset and property management services to these joint ventures for which we are paid fees.

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

There were no impairment provisions on our equity investments in joint ventures recorded in 2020, 2019 or 2018.

Deferred Financing Costs

Debt issuance costs related to a recognized debt liability is presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Unamortized debt issuance costs of $3.6 million and $3.8 million are included in Notes payable, net as of December 31, 2020 and 2019, respectively.

Debt issuance costs associated with a line of credit arrangement is classified as an asset and subsequently amortized ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Unamortized debt issuance costs related to our unsecured revolving credit facility of $2.0 million and $2.7 million are included in Other assets, net as of December 31, 2020 and 2019, respectively.

Other Assets, net

Other assets consist primarily of acquired development agreement intangibles, straight-line rent receivable, deferred leasing costs, deferred financing costs related to our unsecured revolving credit facility and prepaid expenses. Deferred financing costs related to our unsecured revolving credit facility and leasing costs are amortized using the straight-line method over the terms of the respective agreements, which approximates the effective interest method. Should a tenant terminate its lease, the unamortized portion of the leasing cost is expensed.  Unamortized deferred financing costs are expensed when the related agreements are terminated before their scheduled maturity dates.  Lastly, the acquired development agreements are amortized over the terms of the respective agreements.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”).  As of December 31, 2020, we had $209.2 million in excess of the FDIC insured limit.

Recognition of Share-based Compensation Expense

We grant share-based compensation awards to employees and trustees in the form of restricted common shares and cash and equity settled awards, and in the past, we have granted stock options to employees and trustees.  Our share-based award costs are equal to each grant date fair value and are recognized over the service periods of the awards using the graded vesting method.  We recognize forfeitures related to stock awards and stock options as they occur. See Note 15 of these notes to the consolidated financial statements for further information regarding our share based compensation.

Income Tax Status

We made an election, and believe our operating activities permit us to qualify as a REIT for federal income tax purposes.  Accordingly, we generally will not be subject to federal income tax, provided that we distribute at least 90% of our taxable income annually to our shareholders and meet other conditions.  We are obligated to pay state taxes, generally consisting of franchise or gross receipts taxes in certain states which are not material to our consolidated financial statements.

Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries, (“TRSs”) which are subject to federal and state income taxes.  During the years ended December 31, 2020, 2019, and 2018, we sold various properties and land parcels at a gain, resulting in both a federal and state tax liability.  See Note 16 of the notes to the consolidated financial statements in this report for further information regarding income taxes.

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
•The negative financial impact of COVID-19 could impact our future compliance with financial covenants of our credit agreement and other debt agreements, and as a result, our lenders may require us to accelerate the timing of payments which would have a material adverse effect on our business, operations, financial condition and liquidity, unless we obtain waivers or modifications from our lenders; and
•Weaker economic conditions could cause us to recognize impairment in the value of our tangible and intangible assets based on the Company's reasonable assessment.
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

2.  Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). In addition, the FASB subsequently issued ASU 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”) which further clarifies the optional expedients available. ASU 2020-04 and ASU 2021-01 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. As additional index changes in the market occur, the Company will evaluate the impact of the guidance and may apply other elections as applicable.

3. Real Estate

Included in our net real estate are income producing shopping center properties that are recorded at cost less accumulated depreciation and amortization, construction in process and land available for development.

Following is the detail of the construction in progress and land available for development as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(In thousands)
Construction in progress	$8,608	$13,777
Land available for development	26,181	28,502
Total	$34,789	$42,279

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

The following table provides a summary of our acquisitions during 2020 and 2019:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Assumed Debt
		(In thousands)			(In thousands)
2020
None

2019
Lakehills Plaza	Austin, TX	76	N/A	12/06/19	$33,922	$—
Total acquisitions		76	—		$33,922	$—

The total aggregate fair value of the acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for business combinations.  At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

December 31,
2019
(In thousands)
Land	$17,987
Buildings and improvements	12,828
Above market leases	223
Lease origination costs	3,235
Other liabilities	—
Below market leases	(351)
Net assets acquired	$33,922

Unaudited Proforma Information

If the 2019 acquisition had occurred on January 1, 2019, our consolidated revenues and net income for the years ended December 31, 2020 and 2019 would have been as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Consolidated revenue	$191,712	$236,533
Consolidated net income available to common shareholders	$(16,934)	$85,377

Dispositions

The following table provides a summary of our disposition activity during 2020 and 2019:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain (loss) on Sale
		(In thousands)			(In thousands)
2020
None
Total income producing dispositions		—	—		$—	$—

Stonegate Land Parcel	Kingsport, TN	—	14.5	12/22/20	$550	$—
Spring Meadows - Outlot	Springfield Twp, OH	—	1.2	12/23/20	875	318
Total outparcel dispositions		—	15.7		$1,425	$318

Total dispositions		—	15.7		$1,425	$318

2019
East Town Plaza	Madison, WI	217	N/A	02/20/19	$13,500	$1,169
The Shoppes at Fox River	Waukesha, WI	332	N/A	03/06/19	55,000	4,533
R2G Venture - 5 Income Producing Properties (1)	FL, MI & MO	777	N/A	12/10/19	244,000	75,783
Total income producing dispositions		1,326	—		$312,500	$81,485

Hartland - Outparcel	Hartland, MI	N/A	1.1	06/28/19	$875	$371
Total outparcel dispositions		—	1.1		$875	$371

Total dispositions		1,326	1.1		$313,375	$81,856

(1) We contributed five previously wholly-owned properties to the newly formed joint venture, R2G Venture LLC. Refer to Note 6 of these notes to the consolidated financial statements for additional information.

5. Impairment Provisions

We established provisions for impairment for the following consolidated assets:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Land available for development	$598	$—	$216
Income producing properties marketed for sale	—	—	13,434
Total	$598	$—	$13,650

During 2020, changes in the expected use and changes in associated sales price assumptions related to land held for development resulted in an impairment provision of $0.6 million.

During 2018, the Company's decision to market for potential sale certain wholly-owned income producing properties resulted in an impairment provision of $13.4 million. The adjustment was triggered by changes in the associated market prices and expected hold period assumptions related to these shopping centers. During 2018, changes in the expected use and changes in associated sales price assumptions related to land held for development resulted in an impairment provision of $0.2 million.

6. Equity Investments in Unconsolidated Joint Ventures

As of December 31, 2020, we had three joint venture agreements: 1) R2G Venture LLC, 2) Ramco/Lion Venture LLP, and 3) Ramco HHF NP LLC, whereby we own 51.5%, 30%, and 7%, respectively, of the equity in each joint venture.  As of December 31, 2020, our R2G Venture LLC joint venture owned five income-producing shopping centers, and our other two joint ventures did not own any income producing properties.  We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

Combined financial information of our unconsolidated joint ventures is summarized as follows:

	December 31,
Balance Sheets	2020	2019
	(In thousands)
ASSETS
Investment in real estate, net	$226,083	$233,531
Other assets	26,172	27,463
Total Assets	$252,255	$260,994
LIABILITIES AND OWNERS' EQUITY
Other liabilities	$14,485	$15,943
Owners' equity	237,770	245,051
Total Liabilities and Owners' Equity	$252,255	$260,994

RPT's equity investments in unconsolidated joint ventures	$126,333	$130,321

	Year Ended December 31,
Statements of Operations	2020	2019	2018
	(In thousands)
Total revenue	$24,438	$3,146	$3,868
Total expenses	(21,301)	(2,238)	(2,671)
Income before other income and expense	3,137	908	1,197
Gain on sale of real estate	—	5,494	1,024
Net income	$3,137	$6,402	$2,221

RPT's share of earnings from unconsolidated joint ventures	$1,590	$581	$589

Acquisitions

The following table provides a summary of our unconsolidated joint venture property acquisitions during 2020 and 2019:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Assumed Debt
		(In thousands)			(In thousands)
2020
None

2019
RPT Realty - 5 Income Producing Properties (1)	FL, MI & MO	777	N/A	12/10/19	$244,000	$—
Total acquisitions		777	—		$244,000	$—

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

Dispositions

The following table provides a summary of our unconsolidated joint venture property disposition activity during 2020 and 2019:

					Gross
Property Name	Location	GLA	Ownership %	Date Sold	Gross Sales Price	Gain on Sale (at 100%)
		(In thousands)			(In thousands)
2020
None

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

The following table provides information for our fees earned which are reported in our consolidated statements of operations:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Management fees	$895	$137	$159
Leasing fees	490	2	40
Acquisition/disposition fees	—	67	55
Construction fees	10	24	—
Total	$1,395	$230	$254

7. Other Assets, Net and Acquired Lease Intangible Assets, Net

Other assets, net consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Deferred leasing costs, net	$26,908	$30,442
Deferred financing costs on unsecured revolving credit facility, net	1,953	2,659
Acquired development agreements (1)	16,973	18,017
Other, net	9,158	9,031
Total amortizable other assets	54,992	60,149
Straight-line rent receivable, net	17,579	19,605
Goodwill	2,089	2,089
Cash flow hedge mark-to-market asset	—	2,331
Prepaid and other deferred expenses, net	2,805	2,662
Other assets, net	$77,465	$86,836

(1)Represents in-place public improvement agreement of approximately $13.0 million and real estate tax exemption agreement of approximately $4.0 million associated with two properties acquired in 2014.

Straight-line rent receivables are recorded net of allowances of $4.1 million and $1.8 million at December 31, 2020 and 2019, respectively.

Acquired lease intangible assets, net consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Lease originations costs	$56,505	$66,557
Above market leases	3,951	4,840
	60,456	71,397
Accumulated amortization	(34,102)	(37,119)
Acquired lease intangibles, net	$26,354	$34,278

Acquired lease intangible assets have a remaining weighted-average amortization period of 11.1 years as of December 31, 2020.  These intangible assets are being amortized over the terms of the applicable lease.  Amortization of lease origination costs is an increase to amortization expense and amortization of above-market leases is a reduction to rental income over the applicable terms of the respective leases. Amortization of the above market lease asset resulted in a reduction of revenue of approximately $0.7 million, $0.8 million, and $1.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Combined, amortizable other assets, net and acquired lease intangibles, net totaled $81.3 million. The following table represents estimated aggregate amortization expense related to those assets as of December 31, 2020:

Year Ending December 31,
(In thousands)
2021	$13,152
2022	10,821
2023	9,120
2024	7,069
2025	6,210
Thereafter	34,974
Total	$81,346

8. Debt

The following table summarizes our mortgages, notes payable, revolving credit facility and finance lease obligation as of December 31, 2020 and 2019:

	December 31,
Notes Payable and Finance Lease Obligation	2020	2019
	(In thousands)
Senior unsecured notes	$535,000	$535,000
Unsecured term loan facilities	310,000	310,000
Fixed rate mortgages	85,254	87,581
Unsecured revolving credit facility	100,000	—
	1,030,254	932,581
Unamortized premium	1,103	1,995
Unamortized deferred financing costs	(3,606)	(3,768)
	$1,027,751	$930,808

Finance lease obligation	$875	$926

Senior Unsecured Notes

The following table summarizes the Company's senior unsecured notes:

		December 31, 2020		December 31, 2019
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Senior unsecured notes - 3.75% due 2021	6/27/2021	$37,000	3.75%	$37,000	3.75%
Senior unsecured notes - 4.12% due 2023	6/27/2023	41,500	4.12%	41,500	4.12%
Senior unsecured notes - 4.65% due 2024	5/28/2024	50,000	4.65%	50,000	4.65%
Senior unsecured notes - 4.05% due 2024	11/18/2024	25,000	4.05%	25,000	4.05%
Senior unsecured notes - 4.27% due 2025	6/27/2025	31,500	4.27%	31,500	4.27%
Senior unsecured notes - 4.20% due 2025	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes - 4.09% due 2025	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes - 4.74% due 2026	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes - 4.28% due 2026	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes - 4.57% due 2027	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes - 3.64% due 2028	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes - 4.72% due 2029	12/21/2029	20,000	4.72%	20,000	4.72%
Senior unsecured notes - 4.15% due 2029	12/27/2029	50,000	4.15%	50,000	4.15%
		$535,000	4.20%	$535,000	4.20%
Unamortized deferred financing costs		(1,715)		(1,460)
	Total	$533,285		$533,540

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

The following table summarizes the Company's unsecured term loan facilities and revolving credit facility:

		December 31, 2020		December 31, 2019
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Unsecured term loan due 2023 - fixed rate (1)	3/3/2023	$60,000	3.02%	$60,000	2.97%
Unsecured term loan due 2024 - fixed rate (2)	11/6/2024	50,000	2.51%	50,000	2.91%
Unsecured term loan due 2025 - fixed rate (3)	2/6/2025	50,000	2.57%	50,000	2.66%
Unsecured term loan due 2026 - fixed rate (4)	11/6/2026	50,000	2.95%	50,000	3.31%
Unsecured term loan due 2027 - fixed rate (5)	2/5/2027	100,000	3.12%	100,000	3.25%
		$310,000	2.89%	$310,000	3.06%
Unamortized deferred financing costs		(1,891)		(2,308)
Term loans, net		$308,109		$307,692

Revolving credit facility - variable rate	11/6/2023	$100,000	1.30%	$—	2.80%

(1)Swapped to a weighted average fixed rate of 1.77%, plus a credit spread of 1.25%, based on a leverage grid at December 31, 2020.
(2)Swapped to a weighted average fixed rate of 1.26%, plus a credit spread of 1.25%, based on a leverage grid at December 31, 2020
(3)Swapped to a weighted average fixed rate of 1.32%, plus a credit spread of 1.25%, based on a leverage grid at December 31, 2020.
(4)Swapped to a weighted average fixed rate of 1.30%, plus a credit spread of 1.65%, based on a leverage grid at December 31, 2020.
(5)Swapped to a weighted average fixed rate of 1.47%, plus a credit spread of 1.65%, based on a leverage grid at December 31, 2020.

As of December 31, 2020, we had $100.0 million outstanding under our unsecured revolving credit facility, an increase of $100.0 million from December 31, 2019, as a result of borrowings in March 2020 to strengthen the Company's liquidity position due to the COVID-19 pandemic.  We had no outstanding letters of credit issued under our revolving credit facility as of December 31, 2020. We had $250.0 million of unused capacity under our $350.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. Based on our recent borrowings under our revolving credit facility to enhance our liquidity position, our current amount of outstanding indebtedness is close to the maximum permitted amount under the covenants contained in our revolving credit facility, and as a result our ability to retain our outstanding borrowings and utilize the limited remaining amount available under our revolving credit facility would depend on our continued compliance with financial covenants and other terms of our revolving credit agreement, which may be impacted by certain factors including tenant store closures and the nonpayment of rent, unless we obtain waivers or modifications to our loan document covenants. These covenants are generally based on our financial results from the most recently completed four fiscal quarters and, as a result, the impact on these financial covenants from adverse short-term impacts on operating results is partially mitigated by previous and/or subsequent operating results. The interest rate as of December 31, 2020 was 1.30%.

Mortgages

The following table summarizes the Company's fixed rate mortgages:

		December 31, 2020		December 31, 2019
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Bridgewater Falls Shopping Center	2/6/2022	$52,274	5.70%	$53,423	5.70%
The Shops on Lane Avenue	1/10/2023	28,169	3.76%	28,650	3.76%
Nagawaukee II	6/1/2026	4,811	5.80%	5,508	5.80%
		$85,254	5.06%	$87,581	5.07%
Unamortized premium		1,103		1,995
Total		$86,357		$89,576

The fixed rate mortgages are secured by properties that have an approximate net book value of $146.2 million as of December 31, 2020.

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

Finance lease

At December 31, 2020 we had a finance ground lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky with a gross carrying value of $13.2 million classified as land. Total amounts expensed as interest relating to this lease were negligible for the year ended December 31, 2020, and were $0.1 million for each of the years ended December 31, 2019, and 2018.

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
Our revolving credit facility, senior unsecured notes as amended and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations.  As of December 31, 2020, we were in compliance with these covenants.

The following table presents scheduled principal payments on mortgages, notes payable, revolving credit facility and finance lease payments as of December 31, 2020:

Year Ending December 31,	Principal Payments	Finance Lease Payments
	(In thousands)
2021	$39,508	$100
2022	52,397	100
2023 (1)	229,388	100
2024	125,879	100
2025	182,431	100
Thereafter	400,651	700
Subtotal debt	1,030,254	1,200
Unamortized mortgage premium	1,103	—
Unamortized deferred financing costs	(3,606)	—
Amounts representing interest	—	(325)
Total	$1,027,751	$875

(1)Scheduled maturities in 2023 include the $100.0 million balance on the unsecured revolving credit facility drawn as of December 31, 2020. The unsecured revolving credit facility has two six-month extensions available at the the Company's option provided compliance with financial covenants is maintained.

9. Acquired Lease Intangible Liabilities, Net

Acquired lease intangible liabilities, net were $35.3 million and $38.9 million as of December 31, 2020 and 2019, respectively. The lease intangible liabilities relate to below-market leases and are being accreted over the applicable terms of the acquired leases, which resulted in an increase in revenue of $3.6 million, $7.6 million, and $11.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	Balance Sheet Location	Total Fair Value	Level 1	Level 2	Level 3
2020		(In thousands)
Derivative assets - interest rate swaps	Other assets	$—	$—	$—	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(14,468)	$—	$(14,468)	$—
2019
Derivative assets - interest rate swaps	Other assets	$2,331	$—	$2,331	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(469)	$—	$(469)	$—

Other Assets and Liabilities
The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

Debt

We estimated the fair value of our debt based on our incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $930.3 million and $832.6 million as of December 31, 2020 and 2019, respectively, have fair values of approximately $927.5 million and $848.2 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying values of $100.0 million as of December 31, 2020 and 2019. We classify our debt as Level 2.

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
The table below presents the recorded amount of assets at the time they were marked to fair value during the years ended December 31, 2020 and 2019 on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the years ended December 31, 2020 and 2019:

Assets	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment
	(In thousands)
2020
Land available for development	$504	$—	$—	$504	$(598)
Total	$504	$—	$—	$504	$(598)

2019
None

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

11.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt. We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing.  On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in our consolidated statements of operations.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. At December 31, 2020, all of our hedges were effective.

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, the ICE Benchmark Administration, the administrator of LIBOR, announced plans to consult on ceasing publications of LIBOR on December 31, 2021 for only the one week and two week LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or financing costs to borrowers. We have material contracts that are indexed to USD-LIBOR, and we are monitoring this activity and evaluating the related risks.

As of December 31, 2019, we had seven interest rate swap agreements in effect for an aggregate notional amount of $210.0 million and five forward stating interest rate swap agreements for an aggregate notional amount of $150.0 million, converting our floating rate corporate debt to fixed rate debt. Additionally, in February 2020, we entered into four additional interest rate swap agreements for an aggregate notional amount of $100.0 million. As of December 31, 2020, we had eleven interest rate swap agreements in effect for an aggregate notional amount of $310.0 million and two forward stating interest rate swap agreements for an aggregate notional amount of $75.0 million.

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2020:

Underlying Debt	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
		(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan	Cash Flow	$20,000	1.498%	$(112)	05/2021
Unsecured term loan	Cash Flow	15,000	1.490%	(83)	05/2021
Unsecured term loan	Cash Flow	40,000	1.480%	(220)	05/2021
Unsecured term loan	Cash Flow	60,000	1.770%	(2,128)	03/2023
Unsecured term loan	Cash Flow	30,000	1.260%	(1,193)	11/2024
Unsecured term loan	Cash Flow	10,000	1.259%	(397)	11/2024
Unsecured term loan	Cash Flow	10,000	1.269%	(401)	11/2024
Unsecured term loan	Cash Flow	25,000	1.310%	(1,071)	01/2025
Unsecured term loan	Cash Flow	25,000	1.324%	(1,085)	01/2025
Unsecured term loan	Cash Flow	50,000	1.297%	(2,522)	11/2026
Unsecured term loan	Cash Flow	25,000	1.402%	(1,425)	01/2027
		$310,000		$(10,637)
Derivative Liabilities - Forward Swaps
Unsecured term loan	Cash Flow	$50,000	1.382%	$(2,541)	01/2027
Unsecured term loan	Cash Flow	25,000	1.398%	(1,290)	01/2027
Total Derivative Liabilities		$385,000		$(14,468)

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2019:

Underlying Debt	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	$50,000	1.460%	$42	05/2020
Unsecured term loan	Cash Flow	20,000	1.498%	21	05/2021
Unsecured term loan	Cash Flow	15,000	1.490%	18	05/2021
Unsecured term loan	Cash Flow	40,000	1.480%	52	05/2021
		$125,000		$133
Derivative Assets - Forward Swaps
Unsecured term loan	Cash Flow	$25,000	1.310%	$311	01/2025
Unsecured term loan	Cash Flow	25,000	1.324%	297	01/2025
Unsecured term loan	Cash Flow	50,000	1.382%	797	01/2027
Unsecured term loan	Cash Flow	25,000	1.398%	381	01/2027
Unsecured term loan	Cash Flow	25,000	1.402%	412	01/2027
Total Derivative Assets		$275,000		$2,331

Derivative Liabilities
Unsecured term loan	Cash Flow	$15,000	2.150%	$(26)	05/2020
Unsecured term loan	Cash Flow	10,000	2.150%	(17)	05/2020
Unsecured term loan	Cash Flow	60,000	1.770%	(426)	03/2023
Total Derivative Liabilities		$85,000		$(469)

The effect of derivative financial instruments on our consolidated statements of operations and comprehensive income for the years ended December 31, 2020 and 2019 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Year Ended December 31,			Year Ended December 31,
	2020	2019		2020	2019
	(In thousands)			(In thousands)
Interest rate contracts - assets	$(2,345)	$(2,950)	Interest Expense	$14	$1,166
Interest rate contracts - liabilities	(11,233)	(620)	Interest Expense	(2,766)	151
Total	$(13,578)	$(3,570)	Total	$(2,752)	$1,317

12. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at December 31, 2020, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2021	$151,079
2022	134,092
2023	113,038
2024	93,367
2025	75,279
Thereafter	223,080
Total	$789,935

We recognized rental income related to variable lease payments of $44.2 million and $51.3 million for the years ended December 31, 2020 and 2019, respectively.

Substantially all of the assets included as income producing properties, net on the consolidated balance sheets, relate to our portfolio of wholly owned shopping centers, in which we are the lessor under operating leases with our tenants. As of December 31, 2020, the Company’s wholly owned portfolio was 93.0% leased.

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

The components of lease expense were as follows:

		Year Ended December 31,
Statements of Operations	Classification	2020	2019	2018
		(In thousands)
Operating ground lease cost	Non-recoverable operating expense	$1,162	$1,162	$1,162
Operating administrative lease cost	General and administrative expense	581	859	733
Finance lease cost	Interest Expense	48	51	53

Supplemental balance sheet information related to leases is as follows:

Balance Sheet	Classification	December 31, 2020	December 31, 2019
		(In thousands)
ASSETS
Operating lease assets	Operating lease right-of-use assets	$18,585	$19,222
Finance lease asset	Land	13,249	13,249
Total leased assets		$31,834	$32,471

LIABILITIES
Operating lease liabilities	Operating lease liabilities	$17,819	$18,181
Finance lease liability	Finance lease liability	875	926
Total lease liabilities		$18,694	$19,107

Weighted Average Remaining Lease Terms
Operating leases		71 years	70 years
Finance lease		12 years	13 years
Weighted Average Incremental Borrowing Rate
Operating leases		6.10%	6.06%
Finance lease		5.23%	5.23%

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,467	$1,677
Operating cash flows from finance lease	48	51
Financing cash flows from finance lease	52	49

Maturities of lease liabilities as of December 31, 2020 were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Lease
	(In thousands)
2021	$1,469	$100
2022	1,482	100
2023	1,495	100
2024	1,118	100
2025	1,048	100
Thereafter	94,430	700
Total lease payments	$101,042	$1,200
Less imputed interest	(83,223)	(325)
Total	$17,819	$875

13. Earnings per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Net (loss) income	$(10,474)	$93,686	$18,036
Net loss (income) attributable to noncontrolling interest	241	(2,175)	(417)
Preferred share dividends and conversion costs	(6,701)	(6,701)	(6,701)
Allocation of income to restricted share awards	(136)	(533)	(460)
Net income available to common shareholders	$(17,070)	$84,277	$10,458

Weighted average shares outstanding, Basic	79,998	79,802	79,592

(Loss) Earnings per common share, Basic	$(0.21)	$1.06	$0.13

The following table sets forth the computation of diluted EPS:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Net (loss) income	$(10,474)	$93,686	$18,036
Net loss (income) attributable to noncontrolling interest	241	(2,175)	(417)
Preferred share dividends and conversion costs (1)	(6,701)	—	(6,701)
Allocation of income to restricted share awards	(136)	(533)	(460)
Net income available to common shareholders	$(17,070)	$90,978	$10,458

Weighted average shares outstanding, Basic	79,998	79,802	79,592
Restricted share awards using the treasury method (1)	—	939	496
Dilutive effect of securities (2)	—	6,981	—
Weighted average shares outstanding, Diluted	79,998	87,722	80,088

Earnings per common share, Diluted	$(0.21)	$1.04	$0.13

(1)Restricted stock awards are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.
(2)The assumed conversion of preferred shares is dilutive for the year ended December 31, 2019 and anti-dilutive for all other periods presented.

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Year Ended December 31,
	2020		2019		2018
	Issued	Converted	Issued	Converted	Issued	Converted
Operating Partnership Units	1,909	1,909	1,909	1,909	1,909	1,909
Series D Preferred Shares	1,849	7,017	—	—	1,849	6,858
Restricted Stock Awards	1,571	496	—	—	—	—
	5,329	9,422	1,909	1,909	3,758	8,767

14. Shareholders’ Equity

Underwritten public offerings

We did not complete any underwritten public offerings in 2020, 2019 or 2018.

Equity Distribution Agreement

In February 2020, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the year ended December 31, 2020, we did not issue any common shares through the arrangement. As of December 31, 2020, we have full capacity remaining under the agreement.

Non-Controlling Interests

As of December 31, 2020, 2019 and 2018 we had 1,909,018 OP Units outstanding. OP Unit holders are entitled to exchange their units for our common shares on a 1:1 basis or for cash.  The form of payment is at our election. During 2018, there were 7,385 OP Units converted for cash in the amount of $0.1 million. During 2020 and 2019, there were no units converted for cash.

Preferred Shares

As of December 31, 2020, 2019 and 2018 we had 1,848,539 shares of 7.25% Series D Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest (“Preferred Shares”), outstanding that have a liquidation preference of $50 per share and a par value of $0.01 per share. The Preferred Shares were convertible at any time by the holders to our common shares at a conversion rate of $13.17, $13.24 and $13.48 per share as of December 31, 2020, 2019 and 2018, respectively. The conversion rate is adjusted quarterly. The Preferred Shares are also convertible under certain circumstances at our election. The holders of the Preferred Shares have no voting rights. At December 31, 2020, 2019, and 2018, the Preferred Shares were convertible into approximately 7.0 million, 7.0 million and 6.9 million shares of common stock, respectively.

The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2020		2019		2018
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$0.220	$0.440	$0.880	$0.880	$0.880	$0.880
Preferred shares	$3.625	$3.625	$3.625	$3.625	$3.625	$3.625

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2020	2019	2018
Common shares
Ordinary dividend (1)	$0.391	$0.250	$0.214
Capital gain distribution	—	0.376	—
Non-dividend distribution	0.049	0.254	0.666
	$0.440	$0.880	$0.880
Perpetual Preferred Shares
Ordinary dividend (1)	$3.625	$1.448	$3.482
Capital gain distribution	—	2.177	—
	$3.625	$3.625	$3.482

(1) Represents qualified REIT dividends that may be eligible for the 20% qualified business income deduction under Section 199A of the Internal Revenue Code if 1986, as amended, that is available for non-corporate taxpayers and is included in "Ordinary Dividends".

The fourth quarter distribution for 2019 which was paid on January 2, 2020, has been treated as paid on January 2, 2020 for income tax purposes.

The fourth quarter Preferred Shares distribution for 2020, which was paid on January 4, 2021, has been treated as paid on January 4, 2021 for income tax purposes. The fourth quarter preferred shares distribution for 2019, which was paid on January 2, 2020 has been treated as paid on January 2, 2020 for income tax purposes.

Dividend reinvestment plan

We have a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional common shares based on the average price of the shares acquired for the distribution.

15.  Share-Based Compensation and Other Benefit Plans

Incentive, Inducement and Stock Option Plans

As of December 31, 2020, we have two share-based compensation plans in effect: 1) the 2019 Omnibus Long-Term Incentive Plan (“2019 LTIP”) and 2) the Inducement Incentive Plan (“Inducement Plan”). On April 29, 2019, our shareholders approved the 2019 LTIP, which replaced the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”). The 2019 LTIP is administered by the compensation committee of the Board (the “Compensation Committee”). The 2019 LTIP provides for the award to our trustees, officers, employees and other service providers of restricted shares, restricted share units, options to purchase shares, share appreciation rights, unrestricted shares, and other awards to acquire up to an aggregate of 3.5 million common shares of beneficial interest plus any shares that become available under the 2012 LTIP as a result of the forfeiture, expiration or cancellation of outstanding awards or any award settled in cash in lieu of shares under such plan. As of December 31, 2020, there were 2.2 million shares of beneficial interest available for issuance under the 2019 LTIP. The Inducement Plan was approved by the Board in April 2018 and under such plan the Compensation Committee may grant, subject to any Company performance conditions as specified by the Compensation Committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement to the individual's entry into employment with the Company. The Inducement Plan allows us to issue up to 6.0 million common shares, of which 5.0 million common shares remained available for issuance as of December 31, 2020; however, we do not intend to make further awards under the Inducement Plan following adoption of the 2019 LTIP.

The following share-based compensation plans have been terminated, except with respect to awards currently outstanding under each plan:

•2012 LTIP which allowed for the grant of restricted shares, restricted share units, options and other awards to trustees, officers and other key employees;
•The 2009 Omnibus Long-Term Incentive Plan (“2009 LTIP”) which allowed for the grant of restricted shares, restricted share units, options and other awards to trustees, officers and other key employees; and
•The 2008 Restricted Share Plan for Non-Employee Trustees (the “Trustees' Plan”) which allowed for the grant of restricted shares to non-employee trustees of the Company.
We recognized total share-based compensation expense of $6.3 million, $6.5 million, and $6.7 million for 2020, 2019, and 2018, respectively.

Restricted Stock Share-Based Compensation

Under the 2012 LTIP, Inducement Plan and 2019 LTIP, the Company has made grants of service-based restricted shares, performance-based cash awards and performance-based equity awards. The service-based restricted share awards to employees vest over three years or five years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year.  We recognized expense related to service-based restricted share grants of $3.7 million for the year ended December 31, 2020, $3.5 million for year ended December 31, 2019 and $4.7 million for the year ended December 31, 2018.

During the year ended December 31, 2020, we granted the following awards:

•317,011 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date. The service-based restricted share awards to employees vest over three years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year;
•286,944 shares of service-based restricted stock were granted in connection with the extension of the employment agreements of our Chief Executive Officer and Chief Financial Officer, which vest in full on June 30, 2025 and June 30, 2024, respectively. The service-based awards were valued based on our closing stock price as of the grant date; and
•32,069 shares of service-based restricted stock were granted as part of the salary exchange program pursuant to which certain members of the Company's senior leadership team voluntarily reduced their 2020 annual base salary in exchange for restricted common shares. These shares will vest on January 2, 2021, subject to continued employment through such date. The service-based awards were valued based on our closing stock price as of the grant date.
•Performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison and performance-based liability and equity awards that are earned subject to a future performance measurement based on the Company's stock price over a four-year performance period (“TSR Grants”).

A summary of the activity of service-based restricted shares under the 2012 LTIP, the Inducement Plan and the 2019 LTIP for the years ended December 31, 2020, 2019 and 2018 is presented below:

	2020		2019		2018
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, beginning of the year	449,643	$12.40	354,029	$13.05	412,195	$15.58
Granted	636,024	8.91	272,711	12.10	492,871	12.99
Vested	(205,839)	12.38	(174,343)	13.04	(478,863)	13.57
Forfeited or expired	(37,507)	12.78	(2,754)	13.16	(72,174)	13.96
Outstanding, end of the year	842,321	$9.75	449,643	$12.40	354,029	$13.05

As of December 31, 2020, we had 626,220 unvested service-based share awards outstanding under the 2019 LTIP, 72,976 unvested service-based share awards outstanding under the Inducement Plan, and 143,125 unvested service-based share awards outstanding under the 2012 LTIP. These awards have various expiration dates through June 2025.

The Company has TSR Grants that are either earned (1) subject to a future performance measurement based on a three-year shareholder return peer comparison or (2) subject to a future performance measurement based on the Company's stock price over a four-year performance period. Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year or four-year measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. We recognized compensation expense of $0.2 million, $1.1 million and $0.9 million related to these performance awards recorded during the years ended December 31, 2020, 2019 and 2018, respectively. The weighted average assumptions used in the Monte Carlo simulation models are summarized in the following table:

	December 31, 2020	December 31, 2019
Closing share price	$8.65	$15.04
Expected dividend rate	—%	5.9%
Expected stock price volatility	49.8% - 91.5%	22.6%
Risk-free interest rate	0.1% - 0.3%	1.6%
Expected life (years)	1.0 - 4.00	2.00

The Company also determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. We recognized compensation expense of $2.4 million, $1.9 million, and $1.1 million related to these performance awards recorded during the years ended December 31, 2020 2019 and 2018, respectively. The fair value of each grant for the reported periods is estimated on the date of grant using the Monte Carlo simulation model using the weighted average assumptions noted in the following table:

	Year Ended December 31,
	2020	2019	2018
Closing share price	$5.03 - $13.09	$12.05	$11.89 - $13.09
Expected dividend rate	—% - 6.7%	7.3%	6.7% - 7.4%
Expected stock price volatility	23.3% - 46.2%	22.9%	21.5% - 21.8%
Risk-free interest rate	0.3% - 0.9%	2.5%	2.3% - 2.7%
Expected life (years)	2.85 - 4.18	2.85	2.40 - 2.85

As of December 31, 2020, we had $12.7 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards. This expense is expected to be recognized over a weighted-average period of 3.3 years.

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

No options were granted under any of our plans in the years ended December 31, 2020, 2019 and 2018.

Other Benefit Plan

The Company has a defined contribution profit sharing plan and trust (the “Plan”) with a qualified cash or deferred 401(k) arrangement covering all employees. Participation in the Plan is discretionary for all full-time employees who have attained the age of 21. The entry date eligibility is the first pay date of a quarter following the date of hire. Our expense for the years ended December 31, 2020, 2019 and 2018 was approximately $0.2 million, $0.2 million and $0.2 million, respectively.

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

As of December 31, 2020, we had a federal and state deferred tax asset of $8.0 million and a valuation allowance of $8.0 million, which represents an increase of $0.5 million from December 31, 2019.  Our deferred tax assets, such as net operating losses and land basis differences, are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets. These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

Income tax benefit for the year ended December 31, 2020 was negligible. For both the year ended December 31, 2019 and 2018, we recorded an income tax provision of approximately $0.2 million.

We had no unrecognized tax benefits as of or during the three year period ended December 31, 2020.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2020.  No material interest or penalties relating to income taxes were recognized in the statement of operations for the years ended December 31, 2020, 2019, and 2018 or in the consolidated balance sheets as of December 31, 2020, 2019, and 2018.  It is our accounting policy to classify interest and penalties relating to unrecognized tax benefits as tax expense.  As of December 31, 2020, returns for the calendar years 2017 through 2020 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions.  As of December 31, 2020, certain returns for calendar year 2016 also remain subject to examination by various state and local tax jurisdictions.

Sales Tax

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

17.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2020, we had entered into agreements for construction costs of approximately $1.5 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. We are not aware of any matters that would have a material effect on our consolidated financial statements.

Development Obligations

As of December 31, 2020, the Company has $2.2 million of development related obligations that require annual payments through December 2043.

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $8.0 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

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

18. Reorganization

In connection with the reorganization of the executive management team, we recorded one-time employee termination benefits of $0.6 million for the year ended December 31, 2019. Such charges are reflected in the consolidated statements of operations in general and administrative expense.

19.  Subsequent Events

We have evaluated subsequent events through the date that the consolidated financial statements were issued.

On February 12, 2021 the Company repaid $100.0 million of borrowings on our unsecured revolving credit facility. Subsequent to this repayment, the Company had no balance outstanding under our unsecured revolving credit facility.

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

20.  Selected Quarterly Financial Data (Unaudited)

The following table sets forth summarized quarterly financial data for the year ended December 31, 2020:

	Quarters Ended 2020
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
	(In thousands, except per share amounts)
Total revenue	$52,876	$44,627	$46,487	$47,722
Operating income	$9,165	$6,377	$7,469	$3,685
Net income (loss) attributable to RPT	$334	$(2,888)	$(1,947)	$(5,732)
Net loss available to common shareholders	$(1,341)	$(4,563)	$(3,623)	$(7,407)
Loss per common share, basic: (1)	$(0.02)	$(0.06)	$(0.05)	$(0.09)
Loss per common share, diluted:(1)	$(0.02)	$(0.06)	$(0.05)	$(0.09)

(1)EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2020.

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

RPT REALTY
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2020
(in thousands of dollars)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

For the Year Ended December 31, 2020
Allowance for Doubtful Accounts	$1,037	12,884	(925)	—	$12,996
Straight Line Rent Reserve	$1,825	2,721	(455)	—	$4,091

For the Year Ended December 31, 2019
Allowance for Doubtful Accounts	$858	625	(446)	—	$1,037
Straight Line Rent Reserve	$2,323	(492)	(6)	—	$1,825

For the Year Ended December 31, 2018
Allowance for Doubtful Accounts	$1,374	57	(573)	—	$858
Straight Line Rent Reserve	$2,667	(337)	(7)	—	$2,323

RPT REALTY
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands of dollars)

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired

Bridgewater Falls	OH	$52,274	$9,831	$76,446	$594	$9,831	$77,040	$86,871	$15,259	2005/2007	2014
Buttermilk Towne Center	KY	—	13,249	21,103	2,671	13,249	23,774	37,023	5,335	2005	2014
Centennial Shops	MN	—	—	29,639	581	—	30,220	30,220	4,519	2008	2016
Central Plaza	MO	—	10,250	10,909	2,295	10,250	13,204	23,454	3,217	1970	2012
Clinton Pointe	MI	—	1,175	10,499	1,902	1,176	12,400	13,576	4,968	1992	2003
Crofton Centre	MD	—	8,012	22,774	925	8,012	23,699	31,711	3,937	1974	2015
Cypress Point	FL	—	2,968	17,637	2,269	2,968	19,906	22,874	4,390	1983	2013
Deer Creek Shopping Center	MO	—	6,070	18,105	1,818	6,070	19,923	25,993	4,589	1970's/2013	2013
Deer Grove Centre	IL	—	8,408	8,197	6,207	8,408	14,404	22,812	4,813	1997	2013
Deerfield Towne Center	OH	—	6,868	78,551	12,695	6,868	91,246	98,114	20,458	2004/2007	2013
Front Range Village	CO	—	19,413	80,600	15,618	19,414	96,217	115,631	15,979	2008	2014
Heritage Place	MO	—	13,899	22,506	3,424	13,899	25,930	39,829	8,044	1989	2011
Holcomb Center	GA	—	658	5,953	8,031	658	13,984	14,642	6,426	1986	1996
Hunters Square	MI	—	7,673	52,774	6,302	7,652	59,097	66,749	13,753	1988	2013
Lakehills Plaza	TX	—	17,987	12,828	58	17,987	12,886	30,873	619	1980/2019	2019
Lakeland Park Center	FL	—	15,365	—	41,567	16,864	40,068	56,932	8,537	2014	2008
Marketplace of Delray	FL	—	7,922	18,910	2,947	7,922	21,857	29,779	5,289	1981/2010	2013
Market Plaza	IL	—	9,391	22,682	1	9,391	22,683	32,074	3,605	1965/2009	2015
Merchants' Square	IN	—	4,997	18,346	5,658	4,997	24,004	29,001	7,669	1970	2010
Mount Prospect Plaza	IL	—	11,633	21,767	2,907	9,601	26,706	36,307	6,158	1958/1987/2012	2013
Nagawaukee Shopping Center	WI	4,811	7,549	30,898	3,973	7,517	34,903	42,420	7,720	1994/2004/2008	2012/2013
Olentangy Plaza	OH	—	4,283	20,774	4,025	4,283	24,799	29,082	4,268	1981	2015
Parkway Shops	FL	—	3,145	—	22,956	5,902	20,199	26,101	4,282	2013	2008
Peachtree Hill	GA	—	7,517	17,062	(878)	6,926	16,775	23,701	2,604	1986	2015
Promenade at Pleasant Hill	GA	—	3,891	22,520	6,871	3,440	29,842	33,282	12,304	1993	2004
Providence Marketplace	TN	—	22,171	85,657	937	22,171	86,594	108,765	11,476	2006	2017
River City Marketplace	FL	—	19,768	73,859	12,413	11,194	94,846	106,040	34,448	2005	2005
Rivertowne Square	FL	—	954	8,587	2,677	954	11,264	12,218	5,273	1980	1998
Shoppes of Lakeland	FL	—	5,503	20,236	1,061	5,503	21,297	26,800	4,981	1985	1996
Southfield Plaza	MI	—	1,121	10,777	1,368	1,121	12,145	13,266	8,006	1969	1996
Spring Meadows Place	OH	—	2,646	16,758	15,813	4,539	30,678	35,217	13,997	1987	1996
Tel-Twelve	MI	—	3,819	43,181	31,568	3,819	74,749	78,568	39,710	1968	1996
The Shops on Lane Avenue	OH	28,169	4,848	51,273	5,402	4,848	56,675	61,523	8,551	1952/2004	2015
Treasure Coast Commons	FL	—	2,924	10,644	708	2,924	11,352	14,276	2,806	1996	2013
Troy Marketplace	MI	—	8,371	29,333	12,250	9,966	39,988	49,954	9,061	2000/2010	2013

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired

Village Lakes Shopping Center	FL	—	862	7,768	7,675	862	15,443	16,305	7,926	1987	1997
Vista Plaza	FL	—	3,667	16,769	501	3,667	17,270	20,937	4,032	1998	2013
Webster Place	IL	—	28,410	21,752	(2,145)	28,410	19,607	48,017	2,097	1987	2017
West Broward	FL	—	5,339	11,521	741	5,339	12,262	17,601	2,448	1965	2013
West Allis Towne Centre	WI	—	1,866	16,789	16,280	1,866	33,069	34,935	14,513	1987	1996
West Oaks I	MI	—	1,058	17,173	20,899	2,826	36,304	39,130	12,060	1979	1996/2018
West Oaks II	MI	—	1,391	12,519	9,034	1,391	21,553	22,944	11,560	1986	1996
Winchester Center	MI	—	5,667	18,559	6,015	5,667	24,574	30,241	5,443	1980	2013
Woodbury Lakes	MN	—	10,411	55,635	27,296	10,411	82,931	93,342	15,148	2005	2014
Land Held for Future Development (1)	Various	—	28,266	14,026	(15,873)	20,851	5,568	26,419	23	N/A	N/A
TOTALS		$85,254	$361,216	$1,184,296	$310,037	$351,614	$1,503,935	$1,855,549	$392,301

(1) Primarily in Hartland, MI, Lakeland, FL and Jacksonville, FL.

SCHEDULE III
REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
December 31, 2020

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Reconciliation of total real estate carrying value:
Balance at beginning of year	$1,860,382	$2,078,995	$2,189,022
Additions during period:
Acquisition	—	30,814	6,427
Improvements	18,663	42,824	68,914
Deductions during period:
Cost of real estate sold/written off	(22,898)	(292,251)	(171,718)
Impairment	(598)	—	(13,650)
Balance at end of year	$1,855,549	$1,860,382	$2,078,995
Reconciliation of accumulated depreciation:
Balance at beginning of year	$352,006	$358,195	$351,632
Depreciation Expense	54,253	58,662	63,524
Cost of real estate sold/written off	(13,958)	(64,851)	(56,961)
Balance at end of year	$392,301	$352,006	$358,195

Aggregate cost for federal income tax purposes	$1,923,056	$1,905,041	$2,128,169