Form 10-Q
period 2021-03-31
RPT Realty
filed 2021-05-06
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2021

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
Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of April 30, 2021: 81,165,033

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RPT REALTY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Income producing properties, at cost:
Land	$325,150	$330,763
Buildings and improvements	1,480,675	1,489,997
Less accumulated depreciation and amortization	(400,004)	(392,301)
Income producing properties, net	1,405,821	1,428,459
Construction in progress and land available for development	37,052	34,789
Net real estate	1,442,873	1,463,248
Equity investments in unconsolidated joint ventures	126,015	126,333
Cash and cash equivalents	133,002	208,887
Restricted cash and escrows	10,353	2,597
Accounts receivable (net of allowance for doubtful accounts of $14,309 and $12,996 as of March 31, 2021 and December 31, 2020, respectively)	26,790	26,571
Acquired lease intangibles, net	24,080	26,354
Operating lease right-of-use assets	18,423	18,585
Other assets, net	76,281	77,465
TOTAL ASSETS	$1,857,817	$1,950,040

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$927,112	$1,027,751
Finance lease obligation	875	875
Accounts payable and accrued expenses	47,134	45,292
Distributions payable	256	1,723
Acquired lease intangibles, net	33,716	35,283
Operating lease liabilities	17,724	17,819
Other liabilities	12,064	19,928
TOTAL LIABILITIES	1,038,881	1,148,671

Commitments and Contingencies

RPT Realty ("RPT") Shareholders' Equity:
Preferred shares of beneficial interest, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 240,000 shares authorized, 80,156 and 80,055 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	802	801
Additional paid-in capital	1,174,961	1,174,315
Accumulated distributions in excess of net income	(461,887)	(471,017)
Accumulated other comprehensive loss	(6,770)	(14,132)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	799,533	782,394
Noncontrolling interest	19,403	18,975
TOTAL SHAREHOLDERS' EQUITY	818,936	801,369

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,857,817	$1,950,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUE
Rental income	$48,937	$51,722
Other property income	840	803
Management and other fee income	316	351
TOTAL REVENUE	50,093	52,876

EXPENSES
Real estate taxes	8,489	8,151
Recoverable operating expense	6,193	5,979
Non-recoverable operating expense	2,557	2,277
Depreciation and amortization	18,379	20,848
Transaction costs	—	174
General and administrative expense	7,370	6,222
Insured expenses, net	—	60
TOTAL EXPENSES	42,988	43,711

OPERATING INCOME	7,105	9,165

OTHER INCOME AND EXPENSES
Other (expense) income, net	(107)	353
Gain on sale of real estate	19,003	—
Earnings from unconsolidated joint ventures	801	256
Interest expense	(9,406)	(9,401)
INCOME BEFORE TAX	17,396	373
Income tax provision	(88)	(31)
NET INCOME	17,308	342
Net income attributable to noncontrolling partner interest	(398)	(8)
NET INCOME ATTRIBUTABLE TO RPT	16,910	334
Preferred share dividends	(1,675)	(1,675)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$15,235	$(1,341)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.19	$(0.02)
Diluted	$0.19	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	80,102	79,909
Diluted	81,123	79,909

Cash Dividend Declared per Common Share	$0.075	$0.220

OTHER COMPREHENSIVE INCOME (LOSS)
Net income	$17,308	$342
Other comprehensive gain (loss):
Gain (loss) on interest rate swaps	7,535	(17,311)
Comprehensive income (loss)	24,843	(16,969)
Comprehensive (income) loss attributable to noncontrolling interest	(571)	393
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RPT	$24,272	$(16,576)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2021 and March 31, 2020
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2020	$92,427	$801	$1,174,315	$(471,017)	$(14,132)	$18,975	$801,369
Issuance of common shares, net of issuance costs	—	—	(182)	—	—	—	(182)
Share-based compensation, net of shares withheld for employee taxes	—	1	828	—	—	—	829
Dividends declared to common shareholders	—	—	—	(6,012)	—	—	(6,012)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(143)	(143)
Dividends declared to deferred shares	—	—	—	(93)	—	—	(93)
Other comprehensive income adjustment	—	—	—	—	7,362	173	7,535
Net income	—	—	—	16,910	—	398	17,308
Balance, March 31, 2021	$92,427	$802	$1,174,961	$(461,887)	$(6,770)	$19,403	$818,936

Balance, December 31, 2019	$92,427	$798	$1,169,557	$(436,361)	$1,819	$20,015	$848,255
Issuance of common shares, net of issuance costs	—	—	(354)	—	—	—	(354)
Share-based compensation, net of shares withheld for employee taxes	—	2	726	—	—	—	728
Dividends declared to common shareholders	—	—	—	(17,593)	—	—	(17,593)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(420)	(420)
Dividends declared to deferred shares	—	—	—	(136)	—	—	(136)
Other comprehensive loss adjustment	—	—	—	—	(16,910)	(401)	(17,311)
Net income	—	—	—	334	—	8	342
Balance, March 31, 2020	$92,427	$800	$1,169,929	$(455,431)	$(15,091)	$19,202	$811,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$17,308	$342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,379	20,848
Amortization of deferred financing fees	374	343
Income tax provision	88	31
Earnings from unconsolidated joint ventures	(801)	(256)
Distributions received from operations of unconsolidated joint ventures	2,235	—
Gain on sale of real estate	(19,003)	—
Amortization of acquired above and below market lease intangibles, net	(737)	(1,096)
Amortization of premium on mortgages, net	(211)	(228)
Service-based restricted share expense	1,049	820
Long-term incentive cash and equity compensation expense	1,166	279
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(219)	1,758
Other assets, net	1,333	698
Accounts payable and other liabilities	(2,076)	(13,218)
Net cash provided by operating activities	18,885	10,321

INVESTING ACTIVITIES
Development and capital improvements	(5,347)	(4,470)
Capital improvements covered by insurance	—	(1,190)
Net proceeds from sales of real estate	29,298	—
Investment in equity interests in unconsolidated joint ventures	—	(11)
Net cash provided by (used in) investing activities	23,951	(5,671)

FINANCING ACTIVITIES
Repayment of mortgages and notes payable	(624)	(542)
Proceeds on revolving credit facility	—	225,000
Repayments on revolving credit facility	(100,000)	—
Payment of deferred financing costs	—	(32)
Proceeds from issuance of common shares, net of issuance costs	(182)	(354)
Shares used for employee taxes upon vesting of awards	(769)	(667)
Dividends paid to preferred shareholders	(3,350)	(1,675)
Dividends paid to common shareholders	(6,040)	(17,668)
Distributions paid to operating partnership unit holders	—	(420)
Net cash (used in) provided by financing activities	(110,965)	203,642

Net change in cash, cash equivalents and restricted cash	(68,129)	208,292
Cash, cash equivalents and restricted cash and escrows at beginning of period	211,484	114,552
Cash, cash equivalents and restricted cash and escrows at end of period	$143,355	$322,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Contribution of real estate exchanged for an equity investment in unconsolidated joint venture	$1,116	$—
Contribution of real estate exchanged for preferred investment in unconsolidated entities	2,610	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $1 in both 2021 and 2020)	$6,574	$6,359

	As of March 31,
Reconciliation of cash, cash equivalents and restricted cash and escrows	2021	2020
Cash and cash equivalents	$133,002	$320,596
Restricted cash and escrows	10,353	2,248
	$143,355	$322,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

RPT Realty, together with our subsidiaries (the “Company” or “RPT”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of open-air shopping destinations principally located in the top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange (“NYSE”). The common shares of beneficial interest of the Company, par value $0.01 per share (the “common share”), are listed and traded on the NYSE under the ticker symbol “RPT”. As of March 31, 2021, the Company's portfolio consisted of 49 multi-tenant shopping centers (including five shopping centers owned through a joint venture) and 13 net lease retail properties (all of which are owned through a separate joint venture) (the “aggregate portfolio”) which together represent 11.9 million square feet of gross leasable area (“GLA”).  As of March 31, 2021, the Company’s pro-rata share of the aggregate portfolio was 92.0% leased.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership” or “OP” which was 97.7% owned by the Company at March 31, 2021 and December 31, 2020), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”). The presentation of condensed consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity. Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss). All intercompany transactions and balances are eliminated in consolidation.

We have elected to be a REIT for federal income tax purposes.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Equity Distribution Agreement

In February 2020, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the three months ended March 31, 2021, we did not issue any common shares through the arrangement. As of March 31, 2021, we have full capacity remaining under the agreement.

Significant Risks and Uncertainties

One of the most significant risks and uncertainties is the potential adverse effect of COVID-19. On February 28, 2020, the World Health Organization (“WHO”) raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. On March 13, 2020, the United States declared a national emergency with respect to COVID-19. As a result of COVID-19, we have received numerous rent relief requests, most often in the form of rent deferrals. We have evaluated, and continue to evaluate, each tenant rent relief request on an individual basis, considering a number of factors. While the Company is unable at this time to reasonably estimate the impact that COVID-19 will continue to have on our business, financial position and operating results in future periods due to numerous uncertainties, the Company is closely monitoring the impact of the pandemic on all aspects of its business. A number of our tenants have closed their stores for a period of time as a result of COVID-19. The COVID-19 pandemic will likely to continue to have repercussions across local, national and global economies and financial markets, including a potential global recession.

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
The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. As such, we are unable to predict the impact that it ultimately will have on our financial condition, results of operations and cash flows.

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
In cases where we have granted a deferral for future periods as a result of COVID-19, we have accounted for the concessions as if no changes to the lease contract were made. Under that accounting, we have increased our lease receivable as the receivables have accrued. In our condensed consolidated statements of operations, we have continued to recognize income during the deferral period to the extent that we believe collection of that income is probable.

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

For the three months ended March 31, 2021 and 2020, we recorded no impairment provision.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $10.9 million and $8.6 million at March 31, 2021 and December 31, 2020, respectively. The increase in construction in progress from December 31, 2020 to March 31, 2021 was due primarily to the capital expenditures for ongoing projects, partially offset by completion of tenant build-outs and property dispositions.

Land available for development includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center or outparcel pad. The viability of all projects under construction or development, including those owned by our unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development was $26.2 million at both March 31, 2021 and December 31, 2020.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and probable of closing within one year of the reporting date. As of March 31, 2021, and December 31, 2020, we had no properties and no land parcels classified as held for sale.

3.  Property Acquisitions and Dispositions

Acquisitions

There were no acquisitions in the three months ended March 31, 2021.

Dispositions

The following table provides a summary of our disposition activity in the three months ended March 31, 2021:

					Gross
Property Name	Location	Property/ Parcel Count	GLA	Date Sold	Sales Price	Gain on Sale
			(in thousands)		(In thousands)
Buttermilk Towne Center - Land parcels (1)	Crescent Springs, KY	2	107	03/05/21	$9,785	$3,809
Deer Grove - Outparcel (1)	Palatine, IL	1	8	03/05/21	2,500	1,456
Front Range Village - Land parcel (1)	Fort Collins, CO	1	5	03/05/21	2,750	1,709
Front Range Village - Outparcel (1)	Fort Collins, CO	1	4	03/05/21	2,475	1,197
Merchants' Square - Outparcels (1)	Carmel, IN	1	19	03/05/21	3,977	2,133
Promenade at Pleasant Hill - Land parcel (1)	Duluth, GA	1	4	03/05/21	1,250	467
River City Marketplace - Land parcels (1)	Jacksonville, FL	2	5	03/05/21	2,895	1,938
Rivertowne Square - Land parcel (1)	Deerfield Beach, FL	1	3	03/05/21	3,270	2,272
Shoppes of Lakeland - Land parcel (1)	Lakeland, FL	1	3	03/05/21	1,332	800
Shoppes of Lakeland - Outparcel (1)	Lakeland, FL	1	7	03/05/21	1,200	289
West Broward - Land parcel (1)	Plantation, FL	1	4	03/05/21	4,762	2,933
Total income producing dispositions		13	169		$36,196	$19,003

Total dispositions			169		$36,196	$19,003

(1)We contributed net lease retail assets that were subdivided from wholly-owned shopping centers to our newly formed RGMZ Venture REIT LLC joint venture. The properties contributed included both income producing properties in which we owned the depreciable real estate, as well as income producing properties which are subject to a ground lease. Refer to Note 4 of these notes to the condensed consolidated financial statements for additional information.

4.  Equity Investments in Unconsolidated Joint Ventures

As of December 31, 2020, we had three joint venture agreements: 1) R2G Venture LLC (“R2G”), 2) Ramco/Lion Venture LP, and 3) Ramco HHF NP LLC, whereby we own 51.5%, 30%, and 7%, respectively, of the equity in each joint venture. Our R2G joint venture owns five income-producing shopping centers, and our other two joint ventures do not own any income producing properties. We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

On March 4, 2021, we formed a new core net lease retail real estate joint venture, RGMZ Venture REIT LLC (“RGMZ”), with an affiliate of GIC Private Limited (“GIC”), an affiliate of Zimmer Partners (“Zimmer”) and an affiliate of Monarch Alternative Capital LP (“Monarch”). The Company has initially contributed 13 net lease retail properties that had been created by us upon the subdivision of certain parcels from our existing open-air shopping centers, valued at $36.2 million to RGMZ. Upon contribution, the Company received $32.4 million in gross cash proceeds ($29.3 million in net cash proceeds), as well as a combined $2.6 million preferred equity investment stake in the Zimmer and Monarch affiliates, in exchange for the 93.6% stake in RMGZ that was acquired by the other joint venture partners. The Company retained a 6.4% stake in RGMZ, maintains day-to-day management of the portfolio and earns management, leasing and construction fees. The asset management fee is based upon 0.25% of the gross asset value of net lease retail assets in RGMZ. The Company will be paid an additional annual incentive management fee of 0.15% based upon the appraised gross asset value of the net lease retail assets in RGMZ. However, the Company will not earn this fee until meeting certain financial hurdles measured at sale or initial public offering of the RGMZ joint venture. The Company is also responsible for sourcing future acquisitions for RGMZ. RGMZ has a $21.7 million secured credit facility that includes an accordion feature allowing it to increase future potential commitments up to a total capacity of $500.0 million. RPT and certain of the other joint venture partners will have consent rights for all future acquisitions, and also have approval rights in connection with annual budgets and other specified major decisions. We cannot make significant decisions without our partners' approval. Accordingly, we account for our interest in the joint venture using the equity method of accounting.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	March 31, 2021				December 31, 2020
	(In thousands)
ASSETS	R2G	RGMZ	Other	Total	R2G	RGMZ	Other	Total
Investment in real estate, net	$224,785	$26,946	$—	$251,731	$226,083	$—	$—	$226,083
Other assets	24,904	12,755	—	37,659	26,125	—	47	26,172
Total Assets	$249,689	$39,701	$—	$289,390	$252,208	$—	$47	$252,255
LIABILITIES AND OWNERS' EQUITY
Notes payable	$—	$21,718	$—	$21,718	$—	$—	$—	$—
Other liabilities	14,728	417	—	15,145	14,474	—	11	14,485
Owners' equity	234,961	17,566	—	252,527	237,734	—	36	237,770
Total Liabilities and Owners' Equity	$249,689	$39,701	$—	$289,390	$252,208	$—	$47	$252,255

RPT's equity investments in unconsolidated joint ventures	$124,901	$1,114	$—	$126,015	$126,333	$—	$—	$126,333

	Three Months Ended March 31,
Statements of Operations	2021				2020
	(In thousands)
	R2G	RGMZ	Other	Total	R2G	RGMZ	Other	Total
Total revenue	$5,737	$156	$—	$5,893	$6,032	$—	$—	$6,032
Total expenses	4,157	114	7	4,278	5,534	—	4	5,538
Income (loss) before other income and expense	1,580	42	(7)	1,615	498	—	(4)	494
Interest expense	—	82	—	82	—	—	—	—
Net income (loss)	$1,580	$(40)	$(7)	$1,533	$498	$—	$(4)	$494
Preferred member dividends	19	—	—	19	17	—	—	17
Net income (loss) available to common members	$1,561	$(40)	$(7)	$1,514	$481	$—	$(4)	$477

RPT's share of earnings from unconsolidated joint ventures	$803	$(2)	$—	$801	$256	$—	$—	$256

Acquisitions

The following table provides a summary of our unconsolidated joint venture property acquisitions during the three months ended March 31, 2021:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Debt Issued
		(in thousands)			(In thousands)
RPT Realty - 13 Income Producing Properties (1)	Various (1)	169	N/A	03/05/21	$37,228	$(21,718)
Total acquisitions		169	—		$37,228	$(21,718)

(1)Net lease retail properties acquired are located in Colorado, Florida, Georgia, Illinois, Indiana and Kentucky.

The total aggregate fair value of the acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions. At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

As of Acquisition Date
(In thousands)
Land	$22,205
Buildings and improvements	4,749
Above market leases	7,773
Lease origination costs	2,779
Below market leases	(278)
Net assets acquired	$37,228

Dispositions

There was no disposition activity in the three months ended March 31, 2021 by any of our unconsolidated joint ventures.

Joint Venture Management and Other Fee Income

We receive a property management fee calculated as a percentage of gross revenues received for providing services to R2G and recognize these fees as the services are rendered.  We also receive an asset management fee for services provided to RGMZ, which is based upon 0.25% of the gross asset value of net lease retail assets in RGMZ. The Company will be paid an additional annual incentive management fee equal to 0.15% based upon the appraised gross asset value of the net lease retail assets in RGMZ. However, the Company will not earn this fee until meeting certain financial hurdles measured at sale or initial public offering of the RGMZ joint venture. We also can receive fees from both joint ventures for leasing and investing services.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
	2021			2020
	(In thousands)
	R2G	RGMZ	Total	R2G	Other	Total
Management fees	$229	$11	$240	$229	$4	$233
Leasing fees	$76	$—	$76	$118	$—	$118
Total	$305	$11	$316	$347	$4	$351

5.  Debt

The following table summarizes our mortgages, notes payable, revolving credit facility and finance lease obligation as of March 31, 2021 and December 31, 2020:

Notes Payable and Finance Lease Obligation	March 31, 2021	December 31, 2020
	(In thousands)
Senior unsecured notes	$535,000	$535,000
Unsecured term loan facilities	310,000	310,000
Fixed rate mortgages	84,630	85,254
Unsecured revolving credit facility	—	100,000
	929,630	1,030,254
Unamortized premium	892	1,103
Unamortized deferred financing costs	(3,410)	(3,606)
Total notes payable	$927,112	$1,027,751

Finance lease obligation	$875	$875

Senior Unsecured Notes

The following table summarizes the Company's senior unsecured notes:

		March 31, 2021		December 31, 2020
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Senior unsecured notes	6/27/2021	$37,000	3.75%	$37,000	3.75%
Senior unsecured notes	6/27/2023	41,500	4.12%	41,500	4.12%
Senior unsecured notes	5/28/2024	50,000	4.65%	50,000	4.65%
Senior unsecured notes	11/18/2024	25,000	4.05%	25,000	4.05%
Senior unsecured notes	6/27/2025	31,500	4.27%	31,500	4.27%
Senior unsecured notes	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes	12/21/2029	20,000	4.72%	20,000	4.72%
Senior unsecured notes	12/27/2029	50,000	4.15%	50,000	4.15%
		$535,000	4.20%	$535,000	4.20%
Unamortized deferred financing costs		(1,624)		(1,715)
	Total	$533,376		$533,285

Unsecured Term Loan Facilities and Revolving Credit Facility

The following table summarizes the Company's unsecured term loan facilities and revolving credit facility:

		March 31, 2021		December 31, 2020
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Unsecured term loan - fixed rate (1)	3/3/2023	$60,000	3.02%	$60,000	3.02%
Unsecured term loan - fixed rate (2)	11/6/2024	50,000	2.51%	50,000	2.51%
Unsecured term loan - fixed rate (3)	2/6/2025	50,000	2.57%	50,000	2.57%
Unsecured term loan - fixed rate (4)	11/6/2026	50,000	2.95%	50,000	2.95%
Unsecured term loan - fixed rate (5)	2/5/2027	100,000	3.12%	100,000	3.12%
		$310,000	2.89%	$310,000	2.89%
Unamortized deferred financing costs		(1,786)		(1,891)
Term loans, net		$308,214		$308,109

Revolving credit facility - variable rate	11/6/2023	$—	1.27%	100,000	1.30%

(1)Swapped to a weighted average fixed rate of 1.77%, plus a credit spread of 1.25%, based on a leverage grid at March 31, 2021.
(2)Swapped to a weighted average fixed rate of 1.26%, plus a credit spread of 1.25%, based on a leverage grid at March 31, 2021.
(3)Swapped to a weighted average fixed rate of 1.32%, plus a credit spread of 1.25%, based on a leverage grid at March 31, 2021.
(4)Swapped to a weighted average fixed rate of 1.30%, plus a credit spread of 1.65%, based on a leverage grid at March 31, 2021.
(5)Swapped to a weighted average fixed rate of 1.47%, plus a credit spread of 1.65%, based on a leverage grid at March 31, 2021.

As of March 31, 2021 we had no balance outstanding under our unsecured revolving credit facility, which represented a decrease of $100.0 million from December 31, 2020, as a result of repayments made in February 2021. We had no outstanding letters of credit issued under our revolving credit facility as of March 31, 2021. We had $350.0 million of unused capacity under our $350.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. The interest rate as of March 31, 2021 was 1.27%.

Mortgages

The following table summarizes the Company's fixed rate mortgages:

		March 31, 2021		December 31, 2020
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Bridgewater Falls Shopping Center	2/6/2022	$51,965	5.70%	$52,274	5.70%
The Shops on Lane Avenue	1/10/2023	28,035	3.76%	28,169	3.76%
Nagawaukee II	6/1/2026	4,630	5.80%	4,811	5.80%
		$84,630	5.06%	$85,254	5.06%
Unamortized premium		892		1,103
	Total	$85,522		$86,357

The fixed rate mortgages are secured by properties that have an approximate net book value of $145.4 million as of March 31, 2021.

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

Our revolving credit facility, senior unsecured notes as amended and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of March 31, 2021, we were in compliance with these covenants.

Debt Maturities

The following table presents scheduled principal payments on mortgages, notes payable and revolving credit facility as of March 31, 2021:

Year Ending December 31,
(In thousands)
2021 (remaining)	$38,884
2022	52,397
2023	129,388
2024	125,879
2025	182,431
Thereafter	400,651
Subtotal debt	929,630
Unamortized premium	892
Unamortized deferred financing costs	(3,410)
Total debt	$927,112

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

		Total Fair Value	Level 2
	Balance Sheet Location
March 31, 2021		(In thousands)
Derivative assets - interest rate swaps	Other assets	$—	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(6,933)	$(6,933)
December 31, 2020
Derivative assets - interest rate swaps	Other assets	$—	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(14,468)	$(14,468)

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $929.6 million and $930.3 million as of March 31, 2021 and December 31, 2020, respectively, had fair values of approximately $948.6 million and $927.5 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying value of $100.0 million as of December 31, 2020. After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at March 31, 2021, we had no variable rate debt outstanding.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:

Net Real Estate

Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the three months ended March 31, 2021, we did not incur any impairment for income producing shopping centers that are required to be measured at fair value on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the period.

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations and comprehensive income.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR rate. At March 31, 2021, all of our hedges were effective.

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

At March 31, 2021, we had eleven interest rate swap agreements in effect for an aggregate notional amount of $310.0 million and two forward starting interest rate swap agreements for an aggregate notional amount of $75.0 million, converting our floating rate corporate debt to fixed rate debt.

The following table summarizes the notional values and fair values of our derivative financial instruments as of March 31, 2021:

	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
		(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan	Cash Flow	$20,000	1.498%	$(44)	05/2021
Unsecured term loan	Cash Flow	15,000	1.490%	(33)	05/2021
Unsecured term loan	Cash Flow	40,000	1.480%	(86)	05/2021
Unsecured term loan	Cash Flow	60,000	1.770%	(1,817)	03/2023
Unsecured term loan	Cash Flow	30,000	1.260%	(753)	11/2024
Unsecured term loan	Cash Flow	10,000	1.259%	(250)	11/2024
Unsecured term loan	Cash Flow	10,000	1.269%	(254)	11/2024
Unsecured term loan	Cash Flow	25,000	1.310%	(662)	01/2025
Unsecured term loan	Cash Flow	25,000	1.324%	(675)	01/2025
Unsecured term loan	Cash Flow	50,000	1.297%	(703)	11/2026
Unsecured term loan	Cash Flow	25,000	1.402%	(464)	01/2027
		$310,000		$(5,741)

Derivative Liabilities - Forward Swaps
Unsecured term loan	Cash Flow	$50,000	1.382%	$(783)	01/2027
Unsecured term loan	Cash Flow	25,000	1.398%	(409)	01/2027
Total Derivative Liabilities		$385,000		$(6,933)

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2020:

	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
		(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan	Cash Flow	$20,000	1.498%	$(112)	05/2021
Unsecured term loan	Cash Flow	15,000	1.490%	(83)	05/2021
Unsecured term loan	Cash Flow	40,000	1.480%	(220)	05/2021
Unsecured term loan	Cash Flow	60,000	1.770%	(2,128)	03/2023
Unsecured term loan	Cash Flow	30,000	1.260%	(1,193)	11/2024
Unsecured term loan	Cash Flow	10,000	1.259%	(397)	11/2024
Unsecured term loan	Cash Flow	10,000	1.269%	(401)	11/2024
Unsecured term loan	Cash Flow	25,000	1.310%	(1,071)	01/2025
Unsecured term loan	Cash Flow	25,000	1.324%	(1,085)	01/2025
Unsecured term loan	Cash Flow	50,000	1.297%	(2,522)	11/2026
Unsecured term loan	Cash Flow	25,000	1.402%	(1,425)	01/2027
		$310,000		$(10,637)
Derivative Liabilities - Forward Swaps
Unsecured term loan	Cash Flow	50,000	1.382%	(2,541)	01/2027
Unsecured term loan	Cash Flow	25,000	1.398%	(1,290)	01/2027
Total Derivative Liabilities		$385,000		$(14,468)

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2021 and 2020 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020		2021	2020
	(In thousands)			(In thousands)
Interest rate contracts - assets	$—	$(2,345)	Interest Expense	$—	$14
Interest rate contracts - liabilities	8,519	(15,039)	Interest Expense	(984)	59
Total	$8,519	$(17,384)	Total	$(984)	$73

8. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at March 31, 2021, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2021 (remaining)	$113,270
2022	136,547
2023	115,415
2024	95,608
2025	77,415
Thereafter	222,397
Total	$760,652

We recognized rental income related to variable lease payments of $12.2 million and $11.3 million for the three months ended March 31, 2021 and 2020, respectively.

Substantially all of the assets included as Income producing properties, net on the condensed consolidated balance sheets, relate to our portfolio of wholly owned shopping centers, in which we are the lessor under operating leases with our tenants. As of March 31, 2021, the Company’s wholly-owned portfolio was 92.2% leased.

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

The components of lease expense were as follows:

		Three Months Ended March 31,
Statements of Operations	Classification	2021	2020
		(In thousands)
Operating ground lease cost	Non-recoverable operating expense	$291	$291
Operating administrative lease cost	General and administrative expense	143	148
Finance lease cost	Interest Expense	11	12

Supplemental balance sheet information related to leases is as follows:

Balance Sheet	Classification	March 31, 2021	December 31, 2020
		(In thousands)
ASSETS
Operating lease assets	Operating lease right-of-use assets	$18,423	$18,585
Finance lease asset	Land	10,095	13,249
Total leased assets		$28,518	$31,834

LIABILITIES
Operating lease liabilities	Operating lease liabilities	$17,724	$17,819
Finance lease liability	Finance lease obligation	875	875
Total lease liabilities		$18,599	$18,694

Weighted Average Remaining Lease Terms
Operating leases		71 years	71 years
Finance lease		12 years	12 years
Weighted Average Incremental Borrowing Rate
Operating leases		6.12%	6.10%
Finance lease		5.23%	5.23%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$368	$370
Operating cash flows from finance lease	—	—
Financing cash flows from finance lease	—	—

Maturities of lease liabilities as of March 31, 2021 were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Lease
	(In thousands)
2021 (remaining)	$1,102	$100
2022	1,482	100
2023	1,495	100
2024	1,118	100
2025	1,048	100
Thereafter	94,430	700
Total lease payments	$100,675	$1,200
Less imputed interest	(82,951)	(325)
Total	$17,724	$875

9.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except per share data)
Net income	$17,308	$342
Net income attributable to noncontrolling interest	(398)	(8)
Allocation of income to restricted share awards	(108)	(136)
Income attributable to RPT	16,802	198
Preferred share dividends	(1,675)	(1,675)
Net income (loss) available to common shareholders - Basic and Diluted	$15,127	$(1,477)

Weighted average shares outstanding, Basic	80,102	79,909
Restricted stock awards using the treasury method (1)	1,021	—
Weighted average shares outstanding, Diluted	81,123	79,909

Income (loss) per common share, Basic	$0.19	$(0.02)
Income (loss) per common share, Diluted	$0.19	$(0.02)

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

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Three Months Ended March 31,
	2021		2020
	Outstanding	Convertible	Outstanding	Convertible
Operating Partnership Units	1,909	1,909	1,909	1,909
Series D Preferred Shares	1,849	7,017	1,849	7,014
Restricted Stock Awards	—	—	1,061	445
	3,758	8,926	4,819	9,368

10.  Share-based Compensation Plans

As of March 31, 2021, we have two share-based compensation plans in effect: 1) the 2019 Omnibus Long-Term Incentive Plan (“2019 LTIP”) and 2) the Inducement Incentive Plan (“Inducement Plan”). The 2019 LTIP is administered by the compensation committee of the Board (the “Compensation Committee”). The 2019 LTIP provides for the award to our trustees, officers, employees and other service providers of restricted shares, restricted share units, options to purchase shares, share appreciation rights, unrestricted shares, and other awards to acquire up to an aggregate of 3.5 million common shares of beneficial interest plus any shares that become available under the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) as a result of the forfeiture, expiration or cancellation of outstanding awards or any award settled in cash in lieu of shares under such plan. As of March 31, 2021, there were 1.4 million shares of beneficial interest available for issuance under the 2019 LTIP. The Inducement Plan was approved by the Board in April 2018 and under such plan the Compensation Committee may grant, subject to any Company performance conditions as specified by the Compensation Committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement to the individual's entry into employment with the Company. The Inducement Plan allows us to issue up to 6.0 million common shares of beneficial interest, of which 5.0 million remained available for issuance as of March 31, 2021; however, we do not intend to make further awards under the Inducement Plan following adoption of the 2019 LTIP.

On April 28, 2021, our shareholders approved an amendment to the 2019 Plan in order to increase the aggregate number of shares available for issuance under the 2019 Plan by 1.6 million, bringing the total shares reserved under the 2019 Plan to 5.1 million.

As of March 31, 2021, we had 818,728 unvested service-based share awards outstanding under the 2019 LTIP, 72,976 unvested service-based share awards outstanding under the Inducement Plan, and 72,217 unvested service-based share awards outstanding under the 2012 LTIP.  These awards have various expiration dates through June 2025.

During the three months ended March 31, 2021, we granted the following awards:

•288,840 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and
•Performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards to employees vest over three years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year. We recognized expense related to service-based restricted share grants of $1.0 million and $0.8 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. Compensation expense (benefit) related to the cash awards was $0.6 million and $(0.3) million, for the three months ended March 31, 2021 and March 31, 2020, respectively. The weighted average assumptions used in the Monte Carlo simulation models are summarized in the following table:

	March 31, 2021	December 31, 2020
Closing share price	$11.41	$8.65
Expected dividend rate	2.6%	—%
Expected stock price volatility	55.6%	49.8% - 91.5%
Risk-free interest rate	0.1%	0.1% - 0.3%
Expected life (years)	0.75	1.0 - 4.00

The Company also determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was $0.6 million for both the three months ended March 31, 2021 and March 31, 2020. The fair value of each grant for the reported periods is estimated on the date of grant using the Monte Carlo simulation model using the weighted average assumptions noted in the following table:

	Three Months Ended March 31,
	2021	2020
Closing share price	$10.45	$13.09
Expected dividend rate	—%	6.7%
Expected stock price volatility	57.1%	23.3%
Risk-free interest rate	0.2%	0.9%
Expected life (years)	2.88	2.85

We recognized total share-based compensation expense of $2.2 million and $1.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

As of March 31, 2021, we had $19.5 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 3.1 years.

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

As of March 31, 2021, we had a federal and state deferred tax asset of $8.2 million and a valuation allowance of $8.2 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded an income tax provision of approximately $0.1 million for the three months ended March 31, 2021. The income tax provision for the three months ended March 31, 2020 was negligible.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

12.  Commitments and Contingencies

Construction Costs

In connection with the leasing and targeted remerchandinsing of various shopping centers as of March 31, 2021, we had entered into agreements for construction costs of approximately $6.5 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. We are not aware of any matters that would have a material effect on our condensed consolidated financial statements.

Development Obligations

As of March 31, 2021, the Company has $1.9 million of development related obligations that require annual payments through December 2043.

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

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to predict or control. Currently, one of the most significant factors is the potential adverse effect of the current COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and our tenants (including their ability to timely make rent payments), the real estate market (including the local markets where our properties are located), the financial markets and general global economy as well as the potential adverse impact on our ability to enter into new leases or renew leases with existing tenants on favorable terms or at all. The impact COVID-19 has, and will continue to have, on the Company and its tenants is highly uncertain, cannot be predicted and will vary based upon the duration, magnitude and scope of the COVID-19 pandemic, the short-term and long-term effect of COVID-19 on consumer behaviors, the availability of vaccines or cures for COVID-19, as well as the actions taken by federal, state and local governments to mitigate the impact of COVID-19, including social distancing protocols and restrictions on business activities and “shelter-in-place” and “stay at home” mandates, and the effect of any relaxation or revocation of current restrictions. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; the cost and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; risks associated with bankruptcies or insolvencies or general downturn in the businesses of tenants; the potential adverse impact from tenant defaults generally or from the unpredictability of the business plans and financial condition of the Company's tenants, which are heightened as a result of the COVID-19 pandemic; the execution of deferral or rent concession agreements by tenants; our business prospects and outlook; acquisition, disposition, development and joint venture risks; our insurance costs and coverages; risks related to cybersecurity an loss of confidential information and other business interruptions; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the NYSE. The common shares of beneficial interest of the Company, par value $0.01 per share, are listed and traded on the NYSE under the ticker symbol “RPT”. As of March 31, 2021, the Company's portfolio consisted of 49 multi-tenant shopping centers (including five shopping centers owned through our joint venture, R2G Venture LLC “R2G”) and 13 net lease retail properties (all of which are owned through a separate joint venture) which together represent 11.9 million square feet of GLA.  As of March 31, 2021, the Company’s pro-rata share of the aggregate portfolio was 92.0% leased.

Impact of COVID-19

The Company continues to closely monitoring the COVID-19 pandemic, including the impact on our business, our tenants, our vendors and our partners. The following summary is intended to provide shareholders with information pertaining to the impacts of the COVID-19 pandemic on the Company’s business and management’s strategy and actions to respond to these impacts. Unless otherwise specified, the statistical and other information regarding the Company’s portfolio and tenants included in this subsection are based on information available to the Company and includes its consolidated properties and its pro-rata share of unconsolidated joint ventures. Due to the uncertainty and rapidly changing nature of the COVID-19 situation, the Company anticipates that any such statistics and information will potentially change significantly. As a result, the information provided may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the first quarter of 2021 and future periods.

The spread of COVID-19 has caused significant market volatility and adverse impacts on the U.S. retail market, the U.S. economy, the global economy, and financial markets. In order to mitigate the spread of COVID-19, federal, state and local governments have issued recommendations and mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay at home” orders and social distancing protocols. These measures have impacted our tenants in various ways based upon their business classifications. For example, many jurisdictions have permitted only “essential” businesses to continue to fully operate, have required all “non-essential” businesses to cease or significantly modify operations and have limited restaurants to take-out and delivery services. While the Company is actively monitoring each jurisdiction's plans, it is impossible to predict when restrictions will be partially or completely lifted or relaxed, when tenants will fully re-open or what restrictions will remain in place when re-opening occurs, how such re-opening restrictions will continue to impact, or the effect of any re-opening or relaxation of such restrictions will have on, the business of our tenants and whether consumer demand and spending will return to the same levels as prior to the COVID-19 pandemic. COVID-19 has impacted the Company's properties and tenants by these and other factors as follows:
•100% of the Company's 62 retail properties remain open and operating as of April 26, 2021.
•95% of our total tenants were open and operating, on a pro-rata basis, as of April 26, 2021 based on ABR.
•66% of the Company’s properties by ABR had a grocery or grocer component and 87% of ABR stemmed from national or regional tenants, on a pro-rata basis, as of March 31, 2021.
•92% of first quarter 2021 rents have been paid, on a pro-rata basis, as of April 26, 2021.
•92% of fourth quarter 2020 rents have been paid, on a pro-rata basis, as of April 26, 2021.
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
•During the second quarter of 2020, the Company completed a workforce reduction and instituted temporary compensation reductions for the executive officers ranging from 10% to 20% of their annual base salaries. Certain executive officers also agreed to further reductions of 10% to 20% of their annual base salaries in exchange for restricted common shares with an equal value. The temporary compensation reductions ended as of December 27, 2020.
•To enhance its liquidity position and maintain financial flexibility, the Company borrowed $225.0 million on its unsecured revolving credit facility in March 2020. As of March 31, 2021, the Company had repaid the amounts borrowed and we had full capacity under our $350.0 million unsecured revolving credit facility subject to compliance with financial covenants.
•We have suspended all new development and redevelopment project starts until further notice and currently have no committed development or redevelopment projects in progress.
•In light of the disruption caused by the COVID-19 pandemic, the Board of Trustees temporarily suspended the quarterly common dividend to retain cash starting with the second quarter of 2020. On February 11, 2021, the Company's Board of Trustees reinstated the first quarter 2021 common dividend at $0.075 per share payable on April 1, 2021, to the holders of record of Common Shares as of the close of business on March 19, 2021. In addition, we paid our first quarter preferred dividend in the amount of $1.7 million on March 31, 2021 to shareholders of record as of March 19, 2021.

The Company’s predominant source of revenue is from rents and reimbursable expenses received from tenants pursuant to lease agreements. Therefore, the Company’s financial results may be adversely impacted in the event our tenants are unable to make rental payments due to the COVID-19 pandemic. The ability of tenants to pay rent is highly uncertain and cannot be predicted based upon the uncertainty surrounding the magnitude, duration and scope of the COVID-19 pandemic. As a result, the full impact of COVID-19 on our business is currently unknown. Our strong balance sheet and operational flexibility allowed us to successfully manage through the initial impact of COVID-19 while protecting our cash flow and liquidity. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to tenant bankruptcies, rejection of tenant leases in bankruptcy, difficulties in renewing or re-leasing retail space, difficulties in accessing capital, impairment of the Company’s assets and other effects that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to shareholders. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Our Strategy

Our primary business goals are to increase operating cash flows and deliver above average relative shareholder return. Specifically, we pursue the following methods to achieve these goals:

•Capitalize on accretive acquisition opportunities of open-air shopping centers through our complimentary joint venture platforms and balance sheet. We intend to pursue growth through the strategic acquisition of attractively priced open-air shopping centers and subdivide the asset between our balance sheet and our single tenant, net lease joint venture platform, highlighting the meaningful arbitrage opportunities that we can create for our shareholders.

•Acquire high quality open-air shopping centers and single tenant, net lease retail assets in the top U.S. metropolitan statistical areas (“MSA”). Our stringent criteria for acquisition opportunities include a strong demographic profile, educational attainment, tech/life science/university adjacencies, pro-business environments, job growth, high exposure to essential tenants, tenant credit/term and an attractive risk-adjusted return.

•Disciplined capital recycling strategy. We employ a rigorous investment management strategy by selectively selling assets with returns and value that have been maximized and redeploy the capital into leasing, redevelopment, and acquisition of properties.

•Remerchandise and redevelop our assets. Our strategy is to strategically remerchandise and redevelop several of our existing properties where we have significant pre-leasing and can improve tenant credit and term, enhance the merchandising mix, augment the consumer experience with an alternative non-retail use, generate attractive returns, and drive meaningful value creation.

•Hands-on active asset management. We proactively manage our properties, employ targeted leasing strategies, maintain strong tenant relationships, drive rent and occupancy, focus on reducing operating expenses and property capex, and attract high quality and creditworthy tenants; all of which enhance the value of our properties.

•Curate our real estate to align with the current and future shopping center landscape. We intend to leverage technology and data, optimize distribution points for brick-and-mortar and e-commerce purchases, engage in best-in-class sustainability programs and create an optimal merchandising mix to continue to attract and engage our shoppers.

•Maintain a strong, flexible and investment grade balance sheet. Our strategy is to maintain low leverage and high liquidity, proactively manage our liability management and stagger debt maturities, and retain access to diverse sources of capital to support the business in any environment.

•Retain motivated, talented and high performing employees. To facilitate the attraction, retention and promotion of a talented and diverse workforce, we provide competitive compensation, best in class benefits and health and wellness programs, and by championing programs that build connections between our employees and the communities where they live and at the properties we own.

The following table summarizes our aggregate multi-tenant operating portfolio by market as of March 31, 2021:

Market Summary (1)
MSA	Number of Properties	GLA (in thousands)	Leased %	Occupied %	ABR/SF	% of ABR
Multi-Tenant Retail
Top 40 MSAs:
Atlanta	3	524	87.5%	87.5%	$12.75	3.7%
Austin	1	76	89.6%	89.6%	26.19	1.1%
Baltimore	1	252	91.6%	90.7%	9.70	1.4%
Chicago	4	759	84.4%	83.9%	14.67	5.9%
Cincinnati	3	1,156	92.0%	91.7%	16.70	11.1%
Columbus	2	435	94.5%	93.6%	18.46	4.7%
Denver	1	495	96.8%	89.6%	19.88	5.5%
Detroit	9	2,322	92.1%	90.1%	14.95	19.2%
Indianapolis	1	232	95.4%	86.9%	14.16	1.8%
Jacksonville	2	751	92.5%	90.6%	16.76	7.1%
Miami	6	1,027	87.8%	87.4%	16.81	7.2%
Milwaukee	2	546	91.9%	90.8%	12.73	4.0%
Minneapolis	2	445	89.7%	89.2%	25.67	6.4%
Nashville	1	633	96.5%	95.7%	13.20	5.0%
St. Louis	4	827	94.5%	93.3%	14.61	6.3%
Tampa	4	744	97.2%	96%	12.90	5.8%
Top 40 MSA subtotal	46	11,224	92.1%	90.6%	$15.62	96.2%
Non Top 40 MSA	3	516	91.3%	91.3%	12.43	3.7%
Subtotal	49	11,740	92.0%	90.6%	$15.48	99.9%
Net Leased Retail - RGMZ	13	169	98.2%	98.2%	14.04	0.1%
Total	62	11,909	92.0%	90.6%	$15.47	100.0%

(1) Shown at pro-rata except for number of properties and GLA.

We accomplished the following activity during the three months ended March 31, 2021:

Leasing Activity

Our properties reported the following leasing activity, which is shown at pro-rata except for number of leasing transactions and square feet:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	38	418,666	$14.57	$14.03	$0.66	$0.03
New Leases - Comparable	10	55,251	$20.24	$13.43	$116.58	$7.77
Non-Comparable Transactions (4)	14	82,318	$15.01	N/A	$18.31	$2.85
Total	62	556,235	$15.19	N/A	$14.66	$1.20

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

Investing Activity

On March 4, 2021, we formed a new core net lease retail real estate joint venture, RGMZ Venture REIT LLC (“RGMZ”), with an affiliate of GIC Private Limited (“GIC”), an affiliate of Zimmer Partners (“Zimmer”) and an affiliate of Monarch Alternative Capital LP (“Monarch”). The Company has initially contributed 13 net lease retail properties, that had been created by us upon the subdivision of certain parcels from our existing open-air shopping centers, valued at $36.2 million to RGMZ. Upon contribution, the Company received $32.4 million in gross cash proceeds ($29.3 million in net cash proceeds), as well as a combined $2.6 million preferred equity investment stake in the Zimmer and Monarch affiliates, in exchange for the 93.6% stake in RMGZ that was acquired by the other joint venture partners. The Company retained a 6.4% stake in RGMZ, maintains day-to-day management of the portfolio and earns management, leasing and construction fees. The Company is also responsible for sourcing future acquisitions for RGMZ. GIC, Zimmer, Monarch and the Company have committed to fund $470.0 million in RGMZ over the next three years for approved acquisitions, including the initial investment portfolio that was contributed by the Company. RGMZ will target the acquisition of over $1.2 billion of strategic assets, with 60-65% target leverage, creating a scalable, stable-growth investment platform. RGMZ has a $21.7 million secured credit facility that includes an accordion feature allowing it to increase future potential commitments up to a total capacity of $500.0 million. RPT and certain of the other joint venture partners will have consent rights for all future acquisitions, and also have approval rights in connection with annual budgets and other specified major decisions. We cannot make significant decisions without our partner’s approval. Accordingly, we account for our interest in the joint ventures using the equity method.

Refer to Note 3 of the notes to our condensed consolidated financial statements in this report for additional information related to acquisitions and dispositions.

Financing Activity

Debt
As of March 31, 2021, we had net debt of $786.5 million, reflecting net debt to total market capitalization of 42.9% as compared to 60.1% at March 31, 2020. Net debt decreased by $45.1 million compared to March 31, 2020, primarily as a result of an increase in cash and cash equivalents from proceeds received upon the contribution of properties to the newly formed RGMZ joint venture in March 2021, the temporary suspension of the common dividend by the Board of Trustees in response to the economic impact of COVID-19 and positive cash flow from operations.
Equity

In February 2020, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the three months ended March 31, 2021, we did not issue any common shares through the arrangement. As of March 31, 2021, we have full capacity remaining under the agreement. The sale of such shares issuable pursuant to the Equity Distribution Agreement was registered with the SEC pursuant to a prospectus supplement filed in February 2020 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3 (No. 333-232007) which was filed with the SEC in June 2019.

Land Available for Development

At March 31, 2021, our three largest development sites are Parkway Shops, Lakeland Park Center and Hartland Towne Square. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to risks such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended December 31, 2020, contains a description of our critical accounting policies, including policies for the initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment, off balance sheet arrangements, fair value measurements and deferred charges.

As discussed above, the COVID-19 pandemic has impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located, and, accordingly our tenants may be unable to operate their businesses, maintain profitability and make timely rental payments to the Company under their leases. Under such circumstances it is possible our estimates for rental income not probable of collection for future periods may be higher than our recent historical trends. Also, the worsening of estimated future cash flows could result in the recognition of an impairment charge on certain of the Company’s long-lived assets. Management does not believe that the value of any of the Company’s real estate investments was impaired as of March 31, 2021.

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

Comparison of three months ended March 31, 2021 to March 31, 2020

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the three months ended March 31, 2021 as compared to the same period in 2020:

	Three Months Ended March 31,
	2021	2020	Dollar Change	Percent Change
	(In thousands)
Total revenue	$50,093	$52,876	$(2,783)	(5.3)%
Real estate taxes	8,489	8,151	338	4.1%
Recoverable operating expense	6,193	5,979	214	3.6%
Non-recoverable operating expense	2,557	2,277	280	12.3%
Depreciation and amortization	18,379	20,848	(2,469)	(11.8)%
Transaction costs	—	174	(174)	NM
General and administrative expense	7,370	6,222	1,148	18.5%
Gain on sale of real estate	19,003	—	19,003	NM
Earnings from unconsolidated joint ventures	801	256	545	NM
Interest expense	9,406	9,401	5	0.1%
Preferred share dividends	1,675	1,675	—	—%

NM - Not meaningful

Total revenue for the three months ended March 31, 2021 decreased $2.8 million, or (5.3)%, from the same period in 2020. The decrease is primarily due to the following:
•$3.0 million decrease due to increased rental income not probable of collection as well as rent abatements in the current period, primarily due to the COVID-19 pandemic;
•$0.8 million decrease in minimum rent billings at existing properties due to decreased occupancy as compared to the prior period; and
•$0.3 million decrease from acceleration of a below market lease in the prior period attributable to a tenant who vacated prior to the original estimated lease end date; partially offset by
•$0.9 million increase in recovery income at existing properties due to higher net recoverable expenses and higher recovery rates as compared to the prior year.

Real estate tax expense for the three months ended March 31, 2021 increased $0.3 million, or 4.1% from the same period in 2020, primarily due to higher net expense at our existing properties.

Recoverable operating expense for the three months ended March 31, 2021 increased $0.2 million, or 3.6% from the same period in 2020, primarily due to higher insurance expenses at existing properties.

Non-recoverable operating expense for the three months ended March 31, 2021 increased $0.3 million, or 12.3% from the same period in 2020, primarily due to higher legal fees associated with bankruptcy and collection efforts due to the COVID-19 pandemic.

Depreciation and amortization expense for the three months ended March 31, 2021 decreased $2.5 million, or (11.8)%, from the same period in 2020.  The decrease is primarily a result of higher asset write offs in the prior period for tenant lease terminations prior to their original estimated term.

During the three months ended March 31, 2020, the Company recorded transaction costs of $0.2 million related to legal and professional fees associated with a property acquisition and property sale of a center that were terminated during the prior period.

General and administrative expense for the three months ended March 31, 2021 increased $1.1 million, or 18.5%, from the same period in 2020, primarily as a result of higher stock-based compensation expense.

The Company had gains on real estate disposals of $19.0 million during the three months ended March 31, 2021. Refer to Note 3 of the notes to the condensed consolidated financial statements in this report for further detail on dispositions.

Earnings from unconsolidated joint ventures for the three months ended March 31, 2021 increased $0.5 million from the same period in 2020 primarily due to transaction costs associated with terminated acquisitions that were incurred by our R2G joint venture during the prior period which did not recur.

Interest expense for the three months ended March 31, 2021 was flat from the same period in 2020. We had a 3.7% increase in our average outstanding debt, which was offset by a 50 basis point decrease in our weighted average interest rate. The increase in our average outstanding debt was the result of $100.0 million of borrowings made in March 2020 on our unsecured revolving credit facility to strengthen the Company's liquidity position due to the COVID-19 pandemic. The Company repaid the full amount of the borrowings in February 2021.

The comparability of the Company’s results of operations for the three months ended March 31, 2021 to future periods may be significantly impacted by the effects of the COVID-19 pandemic.

Liquidity and Capital Resources

Our primary uses of capital include principal and interest payments on our outstanding indebtedness, ongoing capital expenditures such as leasing capital expenditures and building improvements, shareholder distributions, operating expenses of our business, debt maturities, acquisitions and discretionary capital expenditures such as targeted remerchandising, expansions, redevelopment and development. We generally strive to cover our principal and interest payments, operating expenses, shareholder distributions, and ongoing capital expenditures from cash flow from operations, although from time to time we have borrowed or sold assets to finance a portion of those uses. We believe the combination of cash flow from operations, cash balances, favorable relationships with our lenders, issuance of debt, property dispositions, reducing our planned capital expenditures, suspension of our quarterly common share dividend and issuance of equity securities will provide adequate capital resources to fund all of our expected uses over at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given. As discussed above, the COVID-19 pandemic outbreak has adversely impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located. The effects of COVID-19 and attempts to mitigate its outbreak have had an adverse impact on our short-term cash flow due to a significant number of tenants not paying rent for the period of April 2020 through March 2021 and could continue to have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our tenants’ businesses, financial condition and liquidity and may cause certain tenants to be unable to meet their obligations to us in full, timely or at all. Continued nonpayment of rent or closures by our tenants of their stores could reduce our cash flows, which would adversely impact our liquidity and the achievement of our financial forecast.

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

At March 31, 2021 and 2020, we had $143.4 million and $322.8 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash generally consists of funds held in escrow by mortgage lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of March 31, 2021, we had $37.0 million of debt maturing in 2021, and we had full unused capacity under our $350.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. Refer to Note 5 of the notes to the condensed consolidated financial statements for further discussion on our covenants.

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

For the three months ended March 31, 2021, our cash flows were as follows compared to the same period in 2020:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$18,885	$10,321
Net cash provided by (used in) investing activities	$23,951	$(5,671)
Net cash (used in) provided by financing activities	$(110,965)	$203,642

Operating Activities

Net cash provided by operating activities increased $8.6 million in the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the following:
•Higher working capital changes in the prior period due to the timing of payments of accounts payable and accrued expenses; and
•Cash distributions from our unconsolidated joint ventures increased $2.2 million; partially offset by
•Lower rental income receipts of $3.6 million as a result of the COVID-19 pandemic.

Investing Activities

Net cash provided by investing activities was $24.0 million in the three months ended March 31, 2021, compared to net cash used in investing activities of $5.7 million for the same period in 2020. The $29.6 million change in net cash from investing activities was primarily due to net proceeds from the sale of real estate in the current period.

On March 4, 2021, we formed RGMZ and subsequently contributed properties valued at $36.2 million to RGMZ and received net cash proceeds of $29.3 million for the 93.6% stake in RGMZ that was acquired by our joint venture partners. Refer to Note 3 of the notes to the condensed consolidated financial statements in this report for additional information related to dispositions.

Financing Activities

Net cash used in financing activities was $111.0 million in the three months ended March 31, 2021, compared to net cash provided by financing activities of $203.6 million in 2020. The change of $314.6 million was primarily the result of the following:
•net payments on our revolving credit facility of $100.0 million in 2021, compared to net borrowings of $225.0 million in 2020; partially offset by
•a decrease of $10.4 million in distributions made to our common shareholders, operating partnership unit holders, and preferred shareholders.

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

On February 11, 2021, our Board of Trustees declared a quarterly cash dividend of $0.075 per common shares to shareholders of record as of March 19, 2021. Additionally, we declared a quarterly cash dividend of $0.90625 per Series D Cumulative Convertible Perpetual Preferred Share to preferred shareholders of record as of March 19, 2021. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT.  Distributions paid by us are generally expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources are used.  Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings.  The Board of Trustees will continue to evaluate the Company’s dividend policy throughout the remainder of 2021 based upon the Company's financial performance and economic outlook and intends to maintain a quarterly common dividend of at least the amount required to continue qualifying as a REIT for U.S. federal income tax requirements.

In February 2020, the Company entered into an Equity Distribution Agreement ("Equity Distribution Agreement") pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time, in "at-the-market" offerings as defined in Rule 415 of the Securities Act. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the three months ended March 31, 2021, we did not issue any common shares through the arrangement. As of March 31, 2021, we have full capacity remaining under the agreement. The sale of such shares issuable pursuant to the Equity Distribution Agreement was registered with the SEC pursuant to a prospectus supplement filed in February 2020 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3 (No. 333-232007) which was filed with the SEC in June 2019.

Debt

At March 31, 2021, we had $929.6 million of debt outstanding consisting of $535.0 million in senior unsecured notes, $310.0 million of unsecured term loan facilities and $84.6 million of fixed rate mortgage loans encumbering certain properties.

Our $845.0 million of senior unsecured notes and term loan facilities have interest ranging from 2.51% to 4.74% and are due at various maturity dates from June 2021 through December 2029.

Our $84.6 million of fixed rate mortgages have interest rates ranging from 3.76% to 5.80% and are due at various maturity dates from February 2022 through June 2026. The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $145.4 million as of March 31, 2021.

In addition, we have eleven interest rate swap agreements in effect for an aggregate notional amount of $310.0 million and two forward starting interest rate swap agreements for an aggregate notional amount of $75.0 million converting our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at March 31, 2021, we had no variable rate debt outstanding.

Our revolving credit facility, senior unsecured notes and term loan facilities contain representations, warranties and covenants, and events of default. These include financial covenants such as total leverage, fixed charge coverage ratio, unsecured leverage ratio, tangible net worth and various other calculations, which are detailed in the specific agreements governing our indebtedness, many of which are exhibits to our most recent Annual Report on Form 10-K. Additionally, our senior unsecured notes only permitted us to include an unencumbered real estate asset in the measurement of our unsecured leverage ratio if such asset satisfied 80% and 85% occupancy tests for the prior quarter. Such occupancy tests were generally based on the percentage of tenants operating, paying rent and not otherwise in default based on leases requiring current rental payments. Accordingly, as a result of the various uncertainties and factors surrounding COVID-19 and its impact on our tenants and their businesses, and, therefore, its potential impact on our ability to maintain compliance with our loan covenants, on June 30, 2020, we entered into amendments to the note purchase agreements governing all of our outstanding senior unsecured notes. The following is a summary of the material amendments to the note purchase agreements:
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

As of March 31, 2021, our investments in unconsolidated joint ventures were approximately $126.0 million representing our ownership interest in four joint ventures. We account for these entities under the equity method. Refer to Note 4 of the notes to the condensed consolidated financial statements for more information.

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

We are engaged by our joint ventures to provide asset management, property management, leasing and investing services for such venture’s respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received or as a percentage of gross asset value of property held.

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

Contractual Obligations

The following are our contractual cash obligations as of March 31, 2021:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	4-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$6,622	$1,884	$3,156	$1,582	$—
Payments due at maturity	923,008	37,000	304,508	306,500	275,000
Total mortgages and notes payable (2)	929,630	38,884	307,664	308,082	275,000
Interest expense (3)	160,769	26,509	85,880	32,248	16,132
Finance lease (4)	1,200	100	300	200	600
Operating leases	98,768	1,102	4,095	1,757	91,814
Construction commitments	6,475	6,475	—	—	—
Development obligations (5)	2,390	206	589	369	1,226
Total contractual obligations	$1,199,232	$73,276	$398,528	$342,656	$384,772

(1)Amounts represent balance of obligation for the remainder of 2021.
(2)Excludes $0.9 million of unamortized mortgage debt premium and $3.4 million in net deferred financing costs.
(3)Variable-rate debt interest is calculated using rates at March 31, 2021.
(4)Includes interest payments associated with the finance lease obligation of $0.3 million.
(5)Includes interest payments associated with the development obligations of $0.5 million.

At March 31, 2021, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

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

Construction Costs

In connection with the leasing and targeted remerchandinsing of various shopping centers as of March 31, 2021, we had entered into agreements for construction activities with an aggregate remaining cost of approximately $6.5 million.

Planned Capital Spending

We are focused on enhancing the value of our existing portfolio of shopping centers through successful leasing efforts, including the reconfiguration of anchor-space and small shop lease-up.

For the remainder of 2021, we anticipate spending between $25.0 million and $35.0 million for capital expenditures, of which $6.5 million is reflected in the construction commitments in the contractual obligations table. Our 2021 estimate includes ongoing capital expenditure spending between $17.0 million and $23.0 million and discretionary capital expenditure spending between $8.0 million and $12.0 million. Ongoing capital expenditures relates to leasing costs and building improvements whereas discretionary capital expenditures relate to targeted remerchandising, outlots/expansion, and development/redevelopment. Estimates for future spending will change as new projects are approved.

Capitalization

At March 31, 2021 our total market capitalization was $1.8 billion. The table below reconciles total debt to net debt and sets forth our calculation of our total market capitalization as of March 31, 2021 and 2020:

	March 31,
	2021	2020
	(In thousands)
Notes payable, net	$927,112	$1,155,176
Add: Unamortized premiums and deferred financing costs	2,518	1,863
Pro-rata share of debt from unconsolidated joint venture	1,386	—
Finance lease obligation	875	926
Cash, cash equivalents and restricted cash	(143,355)	(322,844)
Pro-rata share of unconsolidated entities cash, cash equivalents and restricted cash	(2,022)	(3,537)
Net debt (1)	$786,514	$831,584

Common shares outstanding	80,156	79,969
Operating Partnership Units outstanding	1,909	1,909
Restricted share awards (treasury method)	1,021	445
Total common shares and equivalents	83,086	82,323
Market price per common share (at March 31, 2021 and 2020)	$11.41	$6.03
Equity market capitalization	$948,011	$496,408

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849	1,849
Market price per convertible preferred share (at March 31, 2021 and 2020)	$54.29	$30.60
Convertible perpetual preferred shares (at market)	$100,382	$56,579

Total market capitalization	$1,834,907	$1,384,571

Net debt to total market capitalization	42.9%	60.1%

(1)Net debt represents (i) our total debt principal, which excludes unamortized premium and deferred financing costs, net, plus (ii) our finance lease obligation, plus (iii) our pro-rata share of total debt principal of each of our unconsolidated joint entities, less (iv) our cash, cash equivalents and restricted cash, less (v) our pro-rata share of cash, cash equivalents and restricted cash of each of our unconsolidated entities. We believe this calculation is useful to understand our financial condition. Our method of calculating net debt may be different from methods used by other companies and may not be comparable.

At March 31, 2021, the non-controlling interest in the Operating Partnership was approximately 2.3%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all non-controlling interest OP Units, there would have been approximately 82.1 million common shares of beneficial interest outstanding at March 31, 2021, with a market value of approximately $936.4 million.

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

Funds from Operations

We consider funds from operations, also known as “FFO,” to be an appropriate supplemental measure of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) is an industry body public REITs participate in and provides guidance to its members. Under the NAREIT definition, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of operating real estate assets and impairment provisions on operating real estate assets or on investments in non-consolidated investees that are driven by measurable decreases in the fair value of operating real estate assets held by the investee, plus depreciation and amortization, (excluding amortization of financing costs). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. We have adopted the NAREIT definition in our computation of FFO.

In addition to FFO, we include Operating FFO as an additional measure of our financial and operating performance. Operating FFO excludes transactions costs and periodic items such as gains (or losses) from sales of non-operating real estate assets and impairment provisions on non-operating real estate assets, bargain purchase gains, severance expense, accelerated amortization of debt premiums, gains or losses on extinguishment of debt, insured expenses, net, accelerated write-offs of above and below market lease intangibles, accelerated write-offs of lease incentives and bond interest proceeds that are not adjusted under the current NAREIT definition of FFO. We provide a reconciliation of FFO to Operating FFO. In future periods, Operating FFO may also include other adjustments, which will be detailed in the reconciliation for such measure, that we believe will enhance comparability of Operating FFO from period to period. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

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

The following table illustrates the calculations of FFO and Operating FFO:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except per share data)
Net income	$17,308	$342
Net income attributable to noncontrolling partner interest	(398)	(8)
Preferred share dividends	(1,675)	(1,675)
Net income (loss) available to common shareholders	15,235	(1,341)
Adjustments:
Rental property depreciation and amortization expense	18,230	20,720
Pro-rata share of real estate depreciation from unconsolidated joint ventures (1)	1,255	1,412
Gain on sale of depreciable real estate	(19,003)	—
FFO available to common shareholders	15,717	20,791
Noncontrolling interest in Operating Partnership (2)	—	8
Preferred share dividends (assuming conversion) (3)	—	1,675
FFO available to common shareholders and dilutive securities	15,717	22,474

Transaction costs (4)	—	174
Insured expenses, net	—	60
Severance expense (5)	28	62
Above and below market lease intangible write-offs	(99)	(401)
Pro-rata share of acquisition costs from unconsolidated joint ventures (1)	—	617
Pro-rata share of above and below market lease intangible write-offs from unconsolidated joint ventures (1)	10	—
Bond interest proceeds (6)	—	(213)
Operating FFO available to common shareholders and dilutive securities	$15,656	$22,773

Weighted average common shares	80,102	79,909
Shares issuable upon conversion of OP Units (2)	—	1,909
Dilutive effect of restricted stock	1,021	445
Shares issuable upon conversion of preferred shares (3)	—	7,014
Weighted average equivalent shares outstanding, diluted	81,123	89,277

Diluted earnings (loss) per share (7)	$0.19	$(0.02)
Per share adjustments for FFO available to common shareholders and dilutive securities	—	0.27
FFO available to common shareholders and dilutive securities per share, diluted	$0.19	$0.25

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	—	0.01
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.19	$0.26

(1)Amounts noted are included in Earnings from unconsolidated joint ventures.
(2)The total noncontrolling interest reflects OP Units convertible on a one-to-one basis into common shares. The Company's net income for the three months ended March 31, 2021 (largely driven by gain on sale of real estate), resulted in an income allocation to OP Units which drove an OP Unit ratio of $0.21 (based on 1,909 weighted average OP Units outstanding). In instances when the OP Unit ratio exceeds basic FFO, the OP Units are considered anti-dilutive, and as a result are not included in the calculation of fully diluted FFO and Operating FFO for the three months ended March 31, 2021.
(3)7.25% Series D Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest, $0.01 par value per share paid annual dividends of $6.7 million and are currently convertible into approximately 7.0 million common shares. They are dilutive only when earnings or FFO exceed approximately $0.24 per diluted share per quarter and $0.96 per diluted share per year. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on FFO and earnings per share in future periods. In instances when the Preferred Share ratio exceeds basic FFO, the Preferred Shares are considered anti-dilutive, and as a result are not included in the calculation of fully diluted FFO and Operating FFO for the three months ended March 31, 2021.
(4)For 2020, costs associated with a terminated acquisition and a terminated disposition.
(5)Amounts noted are included in General and administrative expense.
(6)Amounts noted are included in Other income (expense), net.
(7)The denominator to calculate diluted earnings (loss) per share includes weighted average common shares and restricted stock only for the three months ended March 31, 2021 and includes weighted average common shares only for the three months ended March 31, 2020.

NOI, Same Property NOI and NOI from Other Investments

NOI consists of (i) rental income and other property income, before straight-line rental income, amortization of lease inducements, amortization of acquired above and below market lease intangibles and lease termination fees less (ii) real estate taxes and all recoverable and non-recoverable operating expenses other than straight-line ground rent expense, in each case, including our share of these items from our R2G Venture LLC and RGMZ Venture REIT LLC unconsolidated joint ventures.

NOI, Same Property NOI and NOI from Other Investments are supplemental non-GAAP financial measures of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable operating properties for the reporting period. Same Property NOI for the three months ended March 31, 2021 and 2020 represents NOI from the Company's same property portfolio consisting of 42 consolidated operating properties and our 51.5% pro-rata share of five properties owned by our R2G Venture LLC unconsolidated joint venture and 100% of the 12 properties owned by our RGMZ Venture REIT LLC unconsolidated joint venture (excludes one property that is part of our Rivertowne Square multi-tenant property where activities have started in preparation for redevelopment). All properties included in Same Property NOI were either acquired or placed in service and stabilized prior to January 1, 2020. We present Same Property NOI primarily to show the percentage change in our NOI from period to period across a consistent pool of properties. The properties contributed to RGMZ Venture REIT LLC had previously been parts of larger shopping centers that we own. Accordingly, 100.0% of the NOI from these properties is included in our results for periods on or prior to March 4, 2021 and, for these prior periods, we had not separately allocated expenses attributable to the larger shopping centers between these properties and the remainder of these shopping centers. As a result, in order to help ensure the comparability of our Same Property NOI for the periods presented, we are continuing to include 100.0% of the NOI from these properties in our Same Property NOI following their contribution even though our pro rata share following March 4, 2021 is only 6.4%. Same Property NOI excludes properties under redevelopment or where activities have started in preparation for redevelopment. A property is designated as a redevelopment when planned improvements significantly impact the property. NOI from Other Investments for the three months ended March 31, 2021 and 2020 represents NOI primarily from (i) Webster Place and Rivertowne Square where the Company has begun activities in anticipation of future redevelopment, (ii) certain property related employee compensation, benefits, and travel expense and (iii) noncomparable operating income and expense adjustments. Non-RPT NOI from RGMZ Venture REIT LLC represents 93.6% of the properties contributed to RGMZ Venture REIT LLC after March 4, 2021, which is our partners’ share of RGMZ Venture REIT LLC.

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

The following is a summary of our properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended March 31,
Property Designation	2021	2020
Same-property	47	47
Acquisitions	—	—
Redevelopment (1)	2	2
Total properties	49	49

(1)Includes the following properties: Rivertowne Square and Webster Place. The entire property indicated for each period is completely excluded from Same Property NOI.

The following is a reconciliation of our net income available to common shareholders to Same Property NOI:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income (loss) available to common shareholders	$15,235	$(1,341)
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,675	1,675
Net income attributable to noncontrolling interest	398	8
Income tax provision	88	31
Interest expense	9,406	9,401
Earnings from unconsolidated joint ventures	(801)	(256)
Gain on sale of real estate	(19,003)	—
Insured expenses, net	—	60
Other expense (income), net	107	(353)
Management and other fee income	(316)	(351)
Depreciation and amortization	18,379	20,848
Transaction costs	—	174
General and administrative expenses	7,370	6,222
Pro-rata share of NOI from R2G Venture LLC (1)	2,031	2,232
Pro-rata share of NOI from RGMZ Venture REIT LLC (2)	10	—
Lease termination fees	(24)	(141)
Amortization of lease inducements	211	137
Amortization of acquired above and below market lease intangibles	(737)	(1,095)
Straight-line ground rent expense	77	77
Straight-line rental income	(396)	(301)
NOI	33,710	37,027
NOI from Other Investments	874	927
Non-RPT NOI from RGMZ Venture REIT LLC (3)	144	—
Same Property NOI	$34,728	$37,954

Period-end Occupancy	91.0%	93.5%

(1)Represents 51.5% of the NOI from the five properties contributed to R2G Venture LLC for all periods presented.
(2)Represents 6.4% of the NOI from the properties contributed to RGMZ Venture REIT LLC after March 4, 2021.
(3)Represents 93.6% of the NOI from the properties contributed to RGMZ Venture REIT LLC after March 4, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our variable rate debt, interest rates and interest rate swap agreements in effect at March 31, 2021, we do not believe that a 100 basis point change in interest rates would impact our future earnings and cash flows.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $25.0 million at March 31, 2021.

We had derivative instruments outstanding with an aggregate notional amount of $385.0 million as of March 31, 2021.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.26% to 1.77% and had expirations ranging from 2021 to 2027.  The following table sets forth information as of March 31, 2021 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
	(In thousands)
Fixed-rate debt	$38,884	$52,397	$129,388	$125,879	$182,431	$400,651	$929,630	$948,642
Average interest rate	3.8%	5.7%	3.5%	3.7%	3.7%	3.8%	3.8%	2.9%
Variable-rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—%	—%	—%	—%	—%	—%	—%	—%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at March 31, 2021 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of March 31, 2021 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in certain litigation arising in the ordinary course of business. We do not believe that any of this litigation will have a material effect on our consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations"), there have been no material changes to our risk factors during the three months ended March 31, 2021 compared to those risk factors presented in Part I, "Item IA. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common share repurchases during the quarterly period ended March 31, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	13,278	$8.65	—	—
February 1, 2021 to February, 2021	371	10.90	—	—
March 1, 2021 to March 31, 2021	59,138	11.00	—	—
Total	72,787	$10.57	—	—

During the quarterly period ended March 31, 2021, we withheld 72,787 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted share awards. The value of the common shares withheld was based on the closing price of our common shares on the applicable vesting date.

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

RPT REALTY

Date: May 6, 2021	By: /s/ BRIAN L. HARPER Brian L. Harper President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2021	By: /s/ MICHAEL P. FITZMAURICE Michael P. Fitzmaurice Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2021	By: /s/ RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)