Form 10-Q
period 2021-06-30
RPT Realty
filed 2021-08-05
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2021

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
Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of July 30, 2021: 81,173,402

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RPT REALTY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Income producing properties, at cost:
Land	$343,422	$330,763
Buildings and improvements	1,507,459	1,489,997
Less accumulated depreciation and amortization	(409,343)	(392,301)
Income producing properties, net	1,441,538	1,428,459
Construction in progress and land available for development	40,076	34,789
Real estate held for sale	14,086	—
Net real estate	1,495,700	1,463,248
Equity investments in unconsolidated joint ventures	139,774	126,333
Cash and cash equivalents	27,733	208,887
Restricted cash and escrows	10,128	2,597
Accounts receivable (net of allowance for doubtful accounts of $14,871 and $12,996 as of June 30, 2021 and December 31, 2020, respectively)	25,566	26,571
Acquired lease intangibles, net	56,872	26,354
Operating lease right-of-use assets	18,261	18,585
Other assets, net	84,392	77,465
TOTAL ASSETS	$1,858,426	$1,950,040

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$889,482	$1,027,751
Finance lease obligation	875	875
Accounts payable and accrued expenses	44,776	45,292
Distributions payable	8,073	1,723
Acquired lease intangibles, net	34,602	35,283
Operating lease liabilities	17,627	17,819
Other liabilities	13,489	19,928
TOTAL LIABILITIES	1,008,924	1,148,671

Commitments and Contingencies

RPT Realty ("RPT") Shareholders' Equity:
Preferred shares of beneficial interest, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 240,000 shares authorized, 80,189 and 80,055 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	802	801
Additional paid-in capital	1,177,262	1,174,315
Accumulated distributions in excess of net income	(433,360)	(471,017)
Accumulated other comprehensive loss	(7,581)	(14,132)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	829,550	782,394
Noncontrolling interest	19,952	18,975
TOTAL SHAREHOLDERS' EQUITY	849,502	801,369

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,858,426	$1,950,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE
Rental income	$50,881	$43,686	$99,818	$95,408
Other property income	813	713	1,653	1,516
Management and other fee income	530	228	846	579
TOTAL REVENUE	52,224	44,627	102,317	97,503

EXPENSES
Real estate taxes	8,820	8,453	17,309	16,604
Recoverable operating expense	5,739	4,797	11,932	10,776
Non-recoverable operating expense	2,122	2,146	4,679	4,423
Depreciation and amortization	16,597	17,860	34,976	38,708
Transaction costs	—	12	—	186
General and administrative expense	7,598	6,695	14,968	12,917
Insured expenses, net	—	(1,713)	—	(1,653)
TOTAL EXPENSES	40,876	38,250	83,864	81,961

OPERATING INCOME	11,348	6,377	18,453	15,542

OTHER INCOME AND EXPENSES
Other (expense) income, net	(78)	61	(185)	414
Gain on sale of real estate	34,216	—	53,219	—
Earnings from unconsolidated joint ventures	1,072	802	1,873	1,058
Interest expense	(9,305)	(10,177)	(18,711)	(19,578)
INCOME (LOSS) BEFORE TAX	37,253	(2,937)	54,649	(2,564)
Income tax provision	(22)	(19)	(110)	(50)
NET INCOME (LOSS)	37,231	(2,956)	54,539	(2,614)
Net (income) loss attributable to noncontrolling partner interest	(850)	68	(1,248)	60
NET INCOME (LOSS) ATTRIBUTABLE TO RPT	36,381	(2,888)	53,291	(2,554)
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$34,706	$(4,563)	$49,941	$(5,904)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.43	$(0.06)	$0.62	$(0.08)
Diluted	$0.41	$(0.06)	$0.60	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	80,162	79,976	80,132	79,942
Diluted	88,599	79,976	88,389	79,942

Cash Dividend Declared per Common Share	$0.075	$—	$0.150	$0.220

OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$37,231	$(2,956)	$54,539	$(2,614)
Other comprehensive (loss) gain:
(Loss) gain on interest rate swaps, net	(830)	(2,125)	6,705	(19,436)
Comprehensive income (loss)	36,401	(5,081)	61,244	(22,050)
Comprehensive (income) loss attributable to noncontrolling interest	(831)	117	(1,402)	510
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RPT	$35,570	$(4,964)	$59,842	$(21,540)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months Ended June 30, 2021 and June 30, 2020
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, March 31, 2021	$92,427	$802	$1,174,961	$(461,887)	$(6,770)	$19,403	$818,936
Issuance of common shares, net of issuance costs	—	—	(104)	—	—	—	(104)
Redemption of Operating Partnership Unit holders	—	—	—	(37)	—	(140)	(177)
Share-based compensation, net of shares withheld for employee taxes	—	—	2,405	—	—	—	2,405
Dividends declared to common shareholders	—	—	—	(6,014)	—	—	(6,014)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(142)	(142)
Dividends declared to deferred shares	—	—	—	(128)	—	—	(128)
Other comprehensive loss adjustment	—	—	—	—	(811)	(19)	(830)
Net income	—	—	—	36,381	—	850	37,231
Balance, June 30, 2021	$92,427	$802	$1,177,262	$(433,360)	$(7,581)	$19,952	$849,502

Balance, March 31, 2020	$92,427	$800	$1,169,929	$(455,431)	$(15,091)	$19,202	$811,836
Issuance of common shares, net of issuance costs	—	—	(30)	—	—	—	(30)
Share-based compensation, net of shares withheld for employee taxes	—	—	1,388	—	—	—	1,388
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Other comprehensive loss adjustment	—	—	—	—	(2,076)	(49)	(2,125)
Net loss	—	—	—	(2,888)	—	(68)	(2,956)
Balance, June 30, 2020	$92,427	$800	$1,171,287	$(459,994)	$(17,167)	$19,085	$806,438

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2021 and June 30, 2020
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2020	$92,427	$801	$1,174,315	$(471,017)	$(14,132)	$18,975	$801,369
Issuance of common shares, net of issuance costs	—	—	(286)	—	—	—	(286)
Redemption of Operating Partnership Unit holders	—	—	—	(37)	—	(140)	(177)
Share-based compensation, net of shares withheld for employee taxes	—	1	3,233	—	—	—	3,234
Dividends declared to common shareholders	—	—	—	(12,026)	—	—	(12,026)
Dividends declared to preferred shareholders	—	—	—	(3,350)	—	—	(3,350)
Distributions declared to noncontrolling interests	—	—	—	—	—	(285)	(285)
Dividends declared to deferred shares	—	—	—	(221)	—	—	(221)
Other comprehensive income adjustment	—	—	—	—	6,551	154	6,705
Net income	—	—	—	53,291	—	1,248	54,539
Balance, June 30, 2021	$92,427	$802	$1,177,262	$(433,360)	$(7,581)	$19,952	$849,502

Balance, December 31, 2019	$92,427	$798	$1,169,557	$(436,361)	$1,819	$20,015	$848,255
Issuance of common shares, net of issuance costs	—	—	(385)	—	—	—	(385)
Share-based compensation, net of shares withheld for employee taxes	—	2	2,115	—	—	—	2,117
Dividends declared to common shareholders	—	—	—	(17,593)	—	—	(17,593)
Dividends declared to preferred shareholders	—	—	—	(3,350)	—	—	(3,350)
Distributions declared to noncontrolling interests	—	—	—	—	—	(420)	(420)
Dividends declared to deferred shares	—	—	—	(136)	—	—	(136)
Other comprehensive loss adjustment	—	—	—	—	(18,986)	(450)	(19,436)
Net loss	—	—	—	(2,554)	—	(60)	(2,614)
Balance, June 30, 2020	$92,427	$800	$1,171,287	$(459,994)	$(17,167)	$19,085	$806,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$54,539	$(2,614)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,976	38,708
Amortization of deferred financing fees	749	685
Income tax provision	110	50
Earnings from unconsolidated joint ventures	(1,873)	(1,058)
Distributions received from operations of unconsolidated joint ventures	4,021	2,600
Gain on sale of real estate	(53,219)	—
Insured expenses, net	—	(1,653)
Amortization of acquired above and below market lease intangibles, net	(1,751)	(1,733)
Amortization of premium on mortgages, net	(421)	(454)
Service-based restricted share expense	2,092	1,816
Long-term incentive cash and equity compensation expense	2,501	1,026
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	1,005	(10,642)
Other assets, net	(4,240)	(734)
Accounts payable and other liabilities	(4,620)	(12,626)
Net cash provided by operating activities	33,869	13,371

INVESTING ACTIVITIES
Acquisition of real estate	(97,182)	—
Development and capital improvements	(11,355)	(8,603)
Capital improvements covered by insurance	—	(3,868)
Net proceeds from sales of real estate	63,793	—
Insurance proceeds from insured expenses	—	1,750
Investment in equity interests in unconsolidated joint ventures	(13,299)	(11)
Redemption of preferred investments	39	—
Net cash used in investing activities	(58,004)	(10,732)

FINANCING ACTIVITIES
Repayment of mortgages and notes payable	(38,241)	(1,126)
Proceeds on revolving credit facility	—	225,000
Repayments on revolving credit facility	(100,000)	(50,000)
Payment of deferred financing costs	—	(567)
Proceeds from issuance of common shares, net of issuance costs	(286)	(385)
Redemption of operating partnership units for cash	(177)	—
Shares used for employee taxes upon vesting of awards	(1,251)	(928)
Dividends paid to preferred shareholders	(3,350)	(3,350)
Dividends paid to common shareholders	(6,040)	(35,336)
Distributions paid to operating partnership unit holders	(143)	(840)
Net cash (used in) provided by financing activities	(149,488)	132,468

Net change in cash, cash equivalents and restricted cash and escrows	(173,623)	135,107
Cash, cash equivalents and restricted cash and escrows at beginning of period	211,484	114,552
Cash, cash equivalents and restricted cash and escrows at end of period	$37,861	$249,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Contribution of real estate exchanged for an equity investment in unconsolidated joint venture	$2,290	$—
Contribution of real estate exchanged for preferred investment in unconsolidated entities	5,350	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $15 and $2 in 2021 and 2020, respectively)	$18,637	$19,151

	As of June 30,
Reconciliation of cash, cash equivalents and restricted cash and escrows	2021	2020
Cash and cash equivalents	$27,733	$247,110
Restricted cash and escrows	10,128	2,549
	$37,861	$249,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

RPT Realty, together with our subsidiaries (the “Company” or “RPT”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of open-air shopping destinations principally located in the top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange (“NYSE”). The common shares of beneficial interest of the Company, par value $0.01 per share (the “common share”), are listed and traded on the NYSE under the ticker symbol “RPT”. As of June 30, 2021, the Company's portfolio consisted of 50 multi-tenant shopping centers (including five shopping centers owned through a joint venture), 15 net lease retail properties (all of which are owned through a separate joint venture) and 13 net lease retail properties that were held for sale by the Company (the “aggregate portfolio”) which together represent 12.6 million square feet of gross leasable area (“GLA”).  As of June 30, 2021, the Company’s pro-rata share of the aggregate portfolio was 92.5% leased.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership” or “OP” which was 97.7% owned by the Company at June 30, 2021 and December 31, 2020), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”). The presentation of condensed consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity. Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss). All intercompany transactions and balances are eliminated in consolidation.

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

Equity Distribution Agreement

In February 2020, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the six months ended June 30, 2021, we did not issue any common shares through the arrangement. As of June 30, 2021, we have full capacity remaining under the agreement.

Significant Risks and Uncertainties

One of the most significant risks and uncertainties is the potential adverse effect of COVID-19. On February 28, 2020, the World Health Organization (“WHO”) raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. On March 13, 2020, the United States declared a national emergency with respect to COVID-19. As a result of COVID-19, we have received numerous rent relief requests, most often in the form of rent deferrals. We have evaluated, and continue to evaluate, each tenant rent relief request on an individual basis, considering a number of factors. While the Company is unable at this time to reasonably estimate the impact that COVID-19 will continue to have on our business, financial position and operating results in future periods due to numerous uncertainties, the Company is closely monitoring the impact of the pandemic on all aspects of its business. A number of our tenants have closed their stores for a period of time as a result of COVID-19, although most have since reopened. The COVID-19 pandemic will likely continue to have repercussions across local, national and global economies and financial markets.

COVID-19 may continue to have material and adverse effects on our financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:
•Reduced economic activity impacting our tenants' businesses, financial condition and liquidity and potentially causing tenants to be unable to fully meet their obligations to us or to otherwise seek modifications of such obligations, resulting in increases in uncollectible receivables and reductions in rental income;
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
The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. As such, we are unable to predict the impact that it ultimately will have on our financial condition, results of operations and cash flows.

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

2.  Real Estate

Included in our net real estate assets are income producing properties that are recorded at cost less accumulated depreciation and amortization, construction in progress, land available for development and real estate held for sale.

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

For the six months ended June 30, 2021 and 2020, we recorded no impairment provision.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $13.9 million and $8.6 million at June 30, 2021 and December 31, 2020, respectively. The increase in construction in progress from December 31, 2020 to June 30, 2021 was due primarily to the capital expenditures for ongoing projects, partially offset by completion of tenant build-outs and property dispositions.

Land available for development includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center or outparcel pad. The viability of all projects under construction or development, including those owned by our unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development was $26.2 million at both June 30, 2021 and December 31, 2020.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and probable of closing within one year of the reporting date. As of June 30, 2021, certain net lease retail assets held by the consolidated portfolio have been fully subdivided from our wholly-owned shopping centers, and the Company has a legally binding agreement to contribute these properties to our RGMZ Venture REIT LLC joint venture. Refer to Note 4 for additional information. As of June 30, 2021, these properties were classified as held for sale with a net book value of $14.1 million included in Net real estate. As of December 31, 2020, we had no properties and no land parcels classified as held for sale.

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisition activity for the six months ended June 30, 2021:

				Gross
Property Name	Location	GLA	Date Acquired	Contract Price (1)	Purchase Price	Assumed Debt
		(in thousands)			(In thousands)
Northborough Crossing	Northborough, MA	646	6/18/21	$104,000	$97,182	$—
Total income producing acquisitions		646		$104,000	$97,182	$—

Total acquisitions		646		$104,000	$97,182	$—

(1)Contract price does not include purchase price adjustments made at closing and capitalized closing costs.

The total aggregate fair value of the acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions. At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

As of Acquisition Date
(In thousands)
Land	$23,220
Buildings and improvements	39,775
Above market leases	24,292
Lease origination costs	12,449
Below market leases	(2,554)
Net assets acquired	$97,182

Total revenue and net income for the 2021 acquisition included in our condensed consolidated statement of operations for the three and six months ended June 30, 2021 were as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(in thousands)
Consolidated revenue	$365	$365
Consolidated net income available to common shareholders	288	288

In addition, refer to Note 13 for acquisition activity occurring subsequent to June 30, 2021.

Dispositions

The following table provides a summary of our disposition activity for the six months ended June 30, 2021:

					Gross
Property Name	Location	Property/ Parcel Count	GLA	Date Sold	Sales Price	Gain on Sale
			(in thousands)		(In thousands)
Buttermilk Towne Center - Land parcels (1)	Crescent Springs, KY	2	107	3/5/21	$9,785	$3,809
Deer Grove - Outparcel (1)	Palatine, IL	1	8	3/5/21	2,500	1,456
Front Range Village - Land parcel (1)	Fort Collins, CO	1	5	3/5/21	2,750	1,709
Front Range Village - Outparcel (1)	Fort Collins, CO	1	4	3/5/21	2,475	1,197
Merchants' Square - Outparcels (1)	Carmel, IN	1	19	3/5/21	3,977	2,133
Promenade at Pleasant Hill - Land parcel (1)	Duluth, GA	1	4	3/5/21	1,250	467
River City Marketplace - Land parcels (1)	Jacksonville, FL	2	5	3/5/21	2,895	1,938
Rivertowne Square - Land parcel (1)	Deerfield Beach, FL	1	3	3/5/21	3,270	2,272
Shoppes of Lakeland - Land parcel (1)	Lakeland, FL	1	3	3/5/21	1,332	800
Shoppes of Lakeland - Outparcel (1)	Lakeland, FL	1	7	3/5/21	1,200	289
West Broward - Land parcel (1)	Plantation, FL	1	4	3/5/21	4,762	2,933
Tel-Twelve - Land parcels (1)	Southfield, MI	2	329	5/21/21	39,334	34,216
Total income producing dispositions		15	498		$75,530	$53,219

Total dispositions			498		$75,530	$53,219

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

On March 4, 2021, we formed a new core net lease retail real estate joint venture, RGMZ Venture REIT LLC (“RGMZ”), with an affiliate of GIC Private Limited (“GIC”), an affiliate of Zimmer Partners (“Zimmer”) and an affiliate of Monarch Alternative Capital LP (“Monarch”). As of June 30, 2021, the Company has contributed 15 net lease retail properties that had been created by us upon the subdivision of certain parcels from our existing open-air shopping centers, valued at $75.5 million to RGMZ. Upon contribution, the Company received $67.5 million in gross cash proceeds ($63.8 million in net cash proceeds), as well as a combined $5.4 million preferred equity investment stake in the Zimmer and Monarch affiliates, in exchange for the 93.6% stake in RGMZ that was acquired by the other joint venture partners. The Company retained a 6.4% stake in RGMZ, maintains day-to-day management of the portfolio and earns management, leasing and construction fees. The asset management fee is based upon 0.25% of the gross asset value of net lease retail assets in RGMZ. The Company will be paid an additional annual incentive management fee of 0.15% based upon the appraised gross asset value of the net lease retail assets in RGMZ. However, the Company will not earn this fee until meeting certain financial hurdles measured at sale or initial public offering of the RGMZ joint venture. The Company is also responsible for sourcing future acquisitions for RGMZ. RGMZ has a $240.0 million secured credit facility that includes an accordion feature allowing it to increase future potential commitments up to a total capacity of $500.0 million. RPT and certain of the other joint venture partners will have consent rights for all future acquisitions, and also have approval rights in connection with annual budgets and other specified major decisions. We cannot make significant decisions without our partners' approval. Accordingly, we account for our interest in the joint venture using the equity method of accounting.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	June 30, 2021				December 31, 2020
	(In thousands)
ASSETS	R2G	RGMZ	Other	Total	R2G	RGMZ	Other	Total
Investment in real estate, net	$223,406	$47,641	$—	$271,047	$226,083	$—	$—	$226,083
Other assets	52,044	35,001	—	87,045	26,125	—	47	26,172
Total Assets	$275,450	$82,642	$—	$358,092	$252,208	$—	$47	$252,255
LIABILITIES AND OWNERS' EQUITY
Notes payable	$—	$45,318	$—	$45,318	$—	$—	$—	$—
Other liabilities	16,057	1,269	—	17,326	14,474	—	11	14,485
Owners' equity	259,393	36,055	—	295,448	237,734	—	36	237,770
Total Liabilities and Owners' Equity	$275,450	$82,642	$—	$358,092	$252,208	$—	$47	$252,255

RPT's equity investments in unconsolidated joint ventures	$137,487	$2,287	$—	$139,774	$126,333	$—	$—	$126,333

	Three Months Ended June 30,
Statements of Operations	2021				2020
	(In thousands)
	R2G	RGMZ	Other	Total	R2G	RGMZ	Other	Total
Total revenue	$6,466	$1,248	$—	$7,714	$5,552	$—	$—	$5,552
Total expenses	4,389	629	(1)	5,017	3,957	—	8	3,965
Income (loss) before other income and expense	2,077	619	1	2,697	1,595	—	(8)	1,587
Interest expense	—	408	—	408	—	—	—	—
Net income (loss)	$2,077	$211	$1	$2,289	$1,595	$—	$(8)	$1,587
Preferred member dividends	19	17	—	36	19	—	—	19
Net income (loss) available to common members	$2,058	$194	$1	$2,253	$1,576	$—	$(8)	$1,568

RPT's share of earnings from unconsolidated joint ventures	$1,060	$12	$—	$1,072	$804	$—	$(2)	$802

	Six Months Ended June 30,
Statements of Operations	2021				2020
	(In thousands)
	R2G	RGMZ	Other	Total	R2G	RGMZ	Other	Total
Total revenue	$12,203	$1,404	$—	$13,607	$11,584	$—	$—	$11,584
Total expenses	8,546	743	8	9,297	9,490	—	14	9,504
Income (loss) before other income and expense	3,657	661	(8)	4,310	2,094	—	(14)	2,080
Interest expense	—	490	—	490	—	—	—	—
Net income (loss)	$3,657	$171	$(8)	$3,820	$2,094	$—	$(14)	$2,080
Preferred member dividends	38	17	—	55	36	—	—	36
Net income (loss) available to common members	$3,619	$154	$(8)	$3,765	$2,058	$—	$(14)	$2,044

RPT's share of earnings from unconsolidated joint ventures	$1,863	$10	$—	$1,873	$1,060	$—	$(2)	$1,058

Acquisitions

The following table provides a summary of our unconsolidated joint venture property acquisitions during the six months ended June 30, 2021:

					Gross
Property Name	Location	GLA	Acreage	Date Acquired	Purchase Price	Debt Issued
		(in thousands)			(In thousands)
RPT Realty - 13 Income Producing Properties	Various (1)	169	N/A	3/5/21	$37,228	$(21,718)
RPT Realty - 2 Income Producing Properties	Southfield, MI	329	N/A	5/21/21	39,603	(23,600)
Total acquisitions		498	—		$76,831	$(45,318)

(1)Net lease retail properties acquired are located in Colorado, Florida, Georgia, Illinois, Indiana and Kentucky.

The total aggregate fair value of the acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions. At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

As of Acquisition Date
(In thousands)
Land	$42,938
Buildings and improvements	4,749
Above market leases	25,058
Lease origination costs	4,364
Below market leases	(278)
Net assets acquired	$76,831

Dispositions

There was no disposition activity in the six months ended June 30, 2021 by any of our unconsolidated joint ventures.

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

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,
	2021			2020
	(In thousands)
	R2G	RGMZ	Total	R2G	Other	Total
Management fees	$245	$30	$275	$206	$—	$206
Leasing fees	255	—	255	22	—	22
Total	$500	$30	$530	$228	$—	$228

	Six Months Ended June 30,
	2021			2020
	(In thousands)
	R2G	RGMZ	Total	R2G	Other	Total
Management fees	$474	$41	$515	$435	$4	$439
Leasing fees	331	—	331	140	—	140
Total	$805	$41	$846	$575	$4	$579

5.  Debt

The following table summarizes our mortgages, notes payable, revolving credit facility and finance lease obligation as of June 30, 2021 and December 31, 2020:

Notes Payable and Finance Lease Obligation	June 30, 2021	December 31, 2020
	(In thousands)
Senior unsecured notes	$498,000	$535,000
Unsecured term loan facilities	310,000	310,000
Fixed rate mortgages	84,013	85,254
Unsecured revolving credit facility	—	100,000
	892,013	1,030,254
Unamortized premium	682	1,103
Unamortized deferred financing costs	(3,213)	(3,606)
Total notes payable	$889,482	$1,027,751

Finance lease obligation	$875	$875

Senior Unsecured Notes

On June 28, 2021, we repaid $37.0 million which constituted repayment in full of the Operating Partnership's 3.75% senior unsecured notes due 2021, issued pursuant to the note purchase agreement dated June 27, 2013, as amended. Accordingly, on June 28, 2021, all outstanding notes and other obligations of the Operating Partnership and guarantors under such note purchase agreement were paid and satisfied.

The following table summarizes the Company's senior unsecured notes:

		June 30, 2021		December 31, 2020
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Senior unsecured notes	6/27/2021	$—	—%	$37,000	3.75%
Senior unsecured notes	6/27/2023	41,500	4.12%	41,500	4.12%
Senior unsecured notes	5/28/2024	50,000	4.65%	50,000	4.65%
Senior unsecured notes	11/18/2024	25,000	4.05%	25,000	4.05%
Senior unsecured notes	6/27/2025	31,500	4.27%	31,500	4.27%
Senior unsecured notes	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes	12/21/2029	20,000	4.72%	20,000	4.72%
Senior unsecured notes	12/27/2029	50,000	4.15%	50,000	4.15%
		$498,000	4.24%	$535,000	4.20%
Unamortized deferred financing costs		(1,532)		(1,715)
	Total	$496,468		$533,285

Unsecured Term Loan Facilities and Revolving Credit Facility

The following table summarizes the Company's unsecured term loan facilities and revolving credit facility:

		June 30, 2021		December 31, 2020
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Unsecured term loan - fixed rate (1)	3/3/2023	$60,000	3.02%	$60,000	3.02%
Unsecured term loan - fixed rate (2)	11/6/2024	50,000	2.51%	50,000	2.51%
Unsecured term loan - fixed rate (3)	2/6/2025	50,000	2.57%	50,000	2.57%
Unsecured term loan - fixed rate (4)	11/6/2026	50,000	2.95%	50,000	2.95%
Unsecured term loan - fixed rate (5)	2/5/2027	100,000	3.04%	100,000	3.12%
		$310,000	2.86%	$310,000	2.89%
Unamortized deferred financing costs		(1,681)		(1,891)
Term loans, net		$308,319		$308,109

Revolving credit facility - variable rate	11/6/2023	$—	1.25%	100,000	1.30%

(1)Swapped to a weighted average fixed rate of 1.77%, plus a credit spread of 1.25%, based on a leverage grid at June 30, 2021.
(2)Swapped to a weighted average fixed rate of 1.26%, plus a credit spread of 1.25%, based on a leverage grid at June 30, 2021.
(3)Swapped to a weighted average fixed rate of 1.32%, plus a credit spread of 1.25%, based on a leverage grid at June 30, 2021.
(4)Swapped to a weighted average fixed rate of 1.30%, plus a credit spread of 1.65%, based on a leverage grid at June 30, 2021.
(5)Swapped to a weighted average fixed rate of 1.39%, plus a credit spread of 1.65%, based on a leverage grid at June 30, 2021.

As of June 30, 2021 we had no balance outstanding under our unsecured revolving credit facility, which represented a decrease of $100.0 million from December 31, 2020, as a result of repayments made in February 2021. We had no outstanding letters of credit issued under our revolving credit facility as of June 30, 2021. We had $350.0 million of unused capacity under our $350.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. The interest rate as of June 30, 2021 was 1.25%.

Mortgages

The following table summarizes the Company's fixed rate mortgages:

		June 30, 2021		December 31, 2020
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Bridgewater Falls Shopping Center	2/6/2022	$51,667	5.70%	$52,274	5.70%
The Shops on Lane Avenue	1/10/2023	27,899	3.76%	28,169	3.76%
Nagawaukee II	6/1/2026	4,447	5.80%	4,811	5.80%
		$84,013	5.06%	$85,254	5.06%
Unamortized premium		682		1,103
	Total	$84,695		$86,357

The fixed rate mortgages are secured by properties that have an approximate net book value of $144.4 million as of June 30, 2021.

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

Our revolving credit facility, senior unsecured notes as amended and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of June 30, 2021, we were in compliance with these covenants.

Debt Maturities

The following table presents scheduled principal payments on mortgages, notes payable and revolving credit facility as of June 30, 2021:

Year Ending December 31,
(In thousands)
2021 (remaining)	$1,267
2022	52,397
2023	129,388
2024	125,879
2025	182,431
Thereafter	400,651
Subtotal debt	892,013
Unamortized premium	682
Unamortized deferred financing costs	(3,213)
Total debt	$889,482

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

		Total Fair Value	Level 2
	Balance Sheet Location
June 30, 2021		(In thousands)
Derivative assets - interest rate swaps	Other assets	$—	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(7,762)	$(7,762)
December 31, 2020
Derivative assets - interest rate swaps	Other assets	$—	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(14,468)	$(14,468)

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $892.0 million and $930.3 million as of June 30, 2021 and December 31, 2020, respectively, had fair values of approximately $925.6 million and $927.5 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying value of $100.0 million as of December 31, 2020. After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at June 30, 2021, we had no variable rate debt outstanding.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:

Net Real Estate

Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the six months ended June 30, 2021, we did not incur any impairment for income producing shopping centers that are required to be measured at fair value on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the period.

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations and comprehensive income.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR rate. At June 30, 2021, all of our hedges were effective.

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

At June 30, 2021, we had ten interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt.

The following table summarizes the notional values and fair values of our derivative financial instruments as of June 30, 2021:

	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
		(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan	Cash Flow	$60,000	1.770%	$(1,580)	03/2023
Unsecured term loan	Cash Flow	30,000	1.260%	(710)	11/2024
Unsecured term loan	Cash Flow	10,000	1.259%	(236)	11/2024
Unsecured term loan	Cash Flow	10,000	1.269%	(240)	11/2024
Unsecured term loan	Cash Flow	25,000	1.310%	(634)	01/2025
Unsecured term loan	Cash Flow	25,000	1.324%	(646)	01/2025
Unsecured term loan	Cash Flow	50,000	1.297%	(1,084)	11/2026
Unsecured term loan	Cash Flow	25,000	1.402%	(672)	01/2027
Unsecured term loan	Cash Flow	50,000	1.382%	(1,292)	01/2027
Unsecured term loan	Cash Flow	25,000	1.398%	(668)	01/2027
Total Derivative Liabilities:		$310,000		$(7,762)

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2020:

	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
		(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan	Cash Flow	$20,000	1.498%	$(112)	05/2021
Unsecured term loan	Cash Flow	15,000	1.490%	(83)	05/2021
Unsecured term loan	Cash Flow	40,000	1.480%	(220)	05/2021
Unsecured term loan	Cash Flow	60,000	1.770%	(2,128)	03/2023
Unsecured term loan	Cash Flow	30,000	1.260%	(1,193)	11/2024
Unsecured term loan	Cash Flow	10,000	1.259%	(397)	11/2024
Unsecured term loan	Cash Flow	10,000	1.269%	(401)	11/2024
Unsecured term loan	Cash Flow	25,000	1.310%	(1,071)	01/2025
Unsecured term loan	Cash Flow	25,000	1.324%	(1,085)	01/2025
Unsecured term loan	Cash Flow	50,000	1.297%	(2,522)	11/2026
Unsecured term loan	Cash Flow	25,000	1.402%	(1,425)	01/2027
		$310,000		$(10,637)
Derivative Liabilities - Forward Swaps
Unsecured term loan	Cash Flow	50,000	1.382%	(2,541)	01/2027
Unsecured term loan	Cash Flow	25,000	1.398%	(1,290)	01/2027
Total Derivative Liabilities		$385,000		$(14,468)

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2021 and 2020 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Three Months Ended June 30,			Three Months Ended June 30,
	2021	2020		2021	2020
	(In thousands)			(In thousands)
Interest rate contracts - assets	$—	$—	Interest Expense	$—	$—
Interest rate contracts - liabilities	184	(1,368)	Interest Expense	(1,014)	(757)
Total	$184	$(1,368)	Total	$(1,014)	$(757)

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2021 and 2020 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020
	(In thousands)			(In thousands)
Interest rate contracts - assets	$—	$(2,345)	Interest Expense	$—	$14
Interest rate contracts - liabilities	8,728	(16,408)	Interest Expense	(2,023)	(697)
Total	$8,728	$(18,753)	Total	$(2,023)	$(683)

8. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at June 30, 2021, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2021 (remaining)	$79,432
2022	148,056
2023	127,436
2024	107,341
2025	87,839
Thereafter	267,553
Total	$817,657

We recognized rental income related to variable lease payments of $23.8 million and $21.9 million for the six months ended June 30, 2021 and 2020, respectively.

Substantially all of the assets included as Income producing properties, net on the condensed consolidated balance sheets, relate to our portfolio of wholly owned shopping centers, in which we are the lessor under operating leases with our tenants. As of June 30, 2021, the Company’s wholly-owned portfolio was 92.5% leased.

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

The components of lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	Classification	2021	2020	2021	2020
		(In thousands)
Operating ground lease cost	Non-recoverable operating expense	$290	$290	$581	$581
Operating administrative lease cost	General and administrative expense	147	143	290	291
Finance lease cost	Interest Expense	12	12	23	24

Supplemental balance sheet information related to leases is as follows:

Balance Sheet	Classification	June 30, 2021	December 31, 2020
		(In thousands)
ASSETS
Operating lease assets	Operating lease right-of-use assets	$18,261	$18,585
Finance lease asset	Land	10,095	13,249
Total leased assets		$28,356	$31,834

LIABILITIES
Operating lease liabilities	Operating lease liabilities	$17,627	$17,819
Finance lease liability	Finance lease obligation	875	875
Total lease liabilities		$18,502	$18,694

Weighted Average Remaining Lease Terms
Operating leases		71 years	71 years
Finance lease		11 years	12 years
Weighted Average Incremental Borrowing Rate
Operating leases		6.13%	6.10%
Finance lease		5.23%	5.23%

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$739	$735
Operating cash flows from finance lease	—	—
Financing cash flows from finance lease	—	—

Maturities of lease liabilities as of June 30, 2021 were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Lease
	(In thousands)
2021 (remaining)	$735	$100
2022	1,482	100
2023	1,495	100
2024	1,118	100
2025	1,048	100
Thereafter	94,430	700
Total lease payments	$100,308	$1,200
Less imputed interest	(82,681)	(325)
Total	$17,627	$875

9.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income (loss)	$37,231	$(2,956)	$54,539	$(2,614)
Net (income) loss attributable to noncontrolling interest	(850)	68	(1,248)	60
Allocation of (income) loss to restricted share awards	(187)	—	(287)	(136)
Income (loss) attributable to RPT	36,194	(2,888)	53,004	(2,690)
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
Net income (loss) available to common shareholders - Basic and Diluted	$34,519	$(4,563)	$49,654	$(6,040)

Weighted average shares outstanding, Basic	80,162	79,976	80,132	79,942
Restricted stock awards using the treasury method (1)	1,420	—	1,240	—
Dilutive effect of securities (2)	7,017	—	7,017	—
Weighted average shares outstanding, Diluted	88,599	79,976	88,389	79,942

Income (loss) per common share, Basic	$0.43	$(0.06)	$0.62	$(0.08)
Income (loss) per common share, Diluted	$0.41	$(0.06)	$0.60	$(0.08)

(1)Restricted stock awards are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.
(2)The assumed conversion of preferred shares is dilutive for the three and six months ended June 30, 2021 and anti-dilutive for all other periods presented.

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Outstanding	Convertible	Outstanding	Convertible	Outstanding	Convertible	Outstanding	Convertible
Operating Partnership Units	1,895	1,895	1,909	1,909	1,895	1,895	1,909	1,909
Series D Preferred Shares	—	—	1,849	7,014	—	—	1,849	7,014
Restricted Stock Awards	—	—	1,073	100	—	—	1,073	299
	1,895	1,895	4,831	9,023	1,895	1,895	4,831	9,222

10.  Share-based Compensation Plans

As of June 30, 2021, we have two share-based compensation plans in effect: 1) the Amended and Restated 2019 Omnibus Long-Term Incentive Plan (“2019 LTIP”) and 2) the Inducement Incentive Plan (“Inducement Plan”). The 2019 LTIP is administered by the compensation committee of the Board (the “Compensation Committee”). The 2019 LTIP provides for the award to our trustees, officers, employees and other service providers of restricted shares, restricted share units, options to purchase shares, share appreciation rights, unrestricted shares, and other awards to acquire up to an aggregate of 5.1 million common shares of beneficial interest plus any shares that become available under the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) as a result of the forfeiture, expiration or cancellation of outstanding awards or any award settled in cash in lieu of shares under such plan. As of June 30, 2021, there were 2.4 million shares of beneficial interest available for issuance under the 2019 LTIP. The Inducement Plan was approved by the Board in April 2018 and under such plan the Compensation Committee may grant, subject to any Company performance conditions as specified by the Compensation Committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement to the individual's entry into employment with the Company. The Inducement Plan allows us to issue up to 6.0 million common shares of beneficial interest, of which 5.0 million remained available for issuance as of June 30, 2021; however, we do not intend to make further awards under the Inducement Plan following adoption of the 2019 LTIP.

As of June 30, 2021, we had 817,770 unvested service-based share awards outstanding under the 2019 LTIP, 5,729 unvested service-based share awards outstanding under the Inducement Plan, and 71,817 unvested service-based share awards outstanding under the 2012 LTIP.  These awards have various expiration dates through June 2025.

During the six months ended June 30, 2021, we granted the following awards:

•289,668 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and
•Performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards to employees vest over three years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year. We recognized expense related to service-based restricted share grants of $1.0 million for both the three months ended June 30, 2021 and June 30, 2020, and expense of $2.1 million and $1.8 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. Compensation expense related to the cash awards was $0.6 million and $0.1 million, for the three months ended June 30, 2021 and June 30, 2020, respectively, and compensation expense (benefit) of $1.2 million and $(0.2) million, for the six months ended June 30, 2021 and June 30, 2020, respectively. The weighted average assumptions used in the Monte Carlo simulation models are summarized in the following table:

	June 30, 2021	December 31, 2020
Closing share price	$12.98	$8.65
Expected dividend rate	2.3%	—%
Expected stock price volatility	30.9%	49.8% - 91.5%
Risk-free interest rate	0.1%	0.1% - 0.3%
Expected life (years)	0.5	1.0 - 4.0

The Company also determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was $0.8 million and $0.6 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $1.3 million and $1.2 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The fair value of each grant for the reported periods is estimated on the date of grant using the Monte Carlo simulation model using the weighted average assumptions noted in the following table:

	Six Months Ended June 30,
	2021	2020
Closing share price	$10.45	$13.09
Expected dividend rate	—%	6.7%
Expected stock price volatility	57.1%	23.3%
Risk-free interest rate	0.2%	0.9%
Expected life (years)	2.88	2.85

We recognized total share-based compensation expense of $2.4 million and $1.7 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $4.6 million and $2.8 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

As of June 30, 2021, we had $18.0 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 2.9 years.

11.  Taxes

Income Taxes

We conduct our operations with the intent of meeting the requirements applicable to a REIT under sections 856 through 860 of the Internal Revenue Code.  In order to maintain our qualification as a REIT, we and our subsidiary REITs are required to distribute annually at least 90% of our REIT taxable income, excluding net capital gain, to our shareholders.  As long as we qualify as a REIT, we will generally not be liable for federal corporate income taxes.

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

As of June 30, 2021, we had a federal and state deferred tax asset of $8.3 million and a valuation allowance of $8.3 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded an income tax provision of approximately $0.1 million for both the six months ended June 30, 2021 and 2020. The income tax provision for the three months ended June 30, 2021 and 2020 was negligible.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

12.  Commitments and Contingencies

Construction Costs

In connection with the leasing and targeted remerchandinsing of various shopping centers as of June 30, 2021, we had entered into agreements for construction costs of approximately $7.9 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. We are not aware of any matters that would have a material effect on our condensed consolidated financial statements.

Development Obligations

As of June 30, 2021, the Company has $1.9 million of development related obligations that require annual payments through December 2043.

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $7.8 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental tax revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

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

13.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

In July 2021, the Company and our R2G joint venture completed the following acquisition activity:

Property Name	Location	Acquirer	GLA	Date Acquired	Contract Purchase Price
			(in thousands)		(In thousands)
Village Shoppes of Canton	Canton, MA	R2G	284	7/12/21	$61,500
South Pasadena Shopping Center	South Pasadena, FL	R2G	164	7/14/21	32,650
Combined Property Portfolio:					73,600
Bellevue Place	Nashville, TN	RPT	77	7/7/21
East Lake Woodlands	Palm Harbor, FL	R2G	104	7/9/21
Woodstock Square	Woodstock, GA	RPT	219	7/14/21
Bedford Marketplace	Bedford, MA	R2G	153	7/29/21	54,500
Total income producing acquisitions			1,001		$222,250

Subsequent to June 30, 2021, the Company borrowed $135.0 million on its unsecured revolving credit facility.

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

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to predict or control. Currently, one of the most significant factors is the potential adverse effect of the current COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and our tenants (including their ability to timely make rent payments), the real estate market (including the local markets where our properties are located), the financial markets and general global economy as well as the potential adverse impact on our ability to enter into new leases or renew leases with existing tenants on favorable terms or at all. The impact COVID-19 has, and will continue to have, on the Company and its tenants is highly uncertain, cannot be predicted and will vary based upon the duration, magnitude and scope of the COVID-19 pandemic, the short-term and long-term effect of COVID-19 on consumer behaviors, the effectiveness and availability of vaccines or cures for COVID-19 and the willingness of people to take available vaccines, as well as the actions taken by federal, state and local governments to mitigate the impact of COVID-19, including social distancing protocols and restrictions on business activities and “shelter-in-place” and “stay at home” mandates, and the effect of any relaxation or revocation of current restrictions. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets specifically; the cost and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; risks associated with bankruptcies or insolvencies or general downturn in the businesses of tenants; the potential adverse impact from tenant defaults generally or from the unpredictability of the business plans and financial condition of the Company's tenants, which are heightened as a result of the COVID-19 pandemic; the execution of deferral or rent concession agreements by tenants; our business prospects and outlook; acquisition, disposition, development and joint venture risks; our insurance costs and coverages; risks related to cybersecurity and loss of confidential information and other business interruptions; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the NYSE. The common shares of beneficial interest of the Company, par value $0.01 per share, are listed and traded on the NYSE under the ticker symbol “RPT”. As of June 30, 2021, the Company's portfolio consisted of 50 multi-tenant shopping centers (including five shopping centers owned through our joint venture, R2G Venture LLC “R2G”), 15 net lease retail properties (all of which are owned through a separate joint venture) and 13 net lease retail properties that were held for sale by the Company (the “aggregate portfolio”) which together represent 12.6 million square feet of GLA.  As of June 30, 2021, the Company’s pro-rata share of the aggregate portfolio was 92.5% leased.

Impact of COVID-19

The Company continues to closely monitor the COVID-19 pandemic, including the impact on our business, our tenants, our vendors and our partners. The following summary is intended to provide shareholders with information pertaining to the impacts of the COVID-19 pandemic on the Company’s business and management’s strategy and actions to respond to these impacts.

The spread of COVID-19 has caused significant market volatility and adverse impacts on the U.S. retail market, the U.S. economy, the global economy, and financial markets. In order to mitigate the spread of COVID-19, federal, state and local governments issued recommendations and mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay at home” orders and social distancing protocols. For example, many jurisdictions had permitted only “essential” businesses to continue to fully operate, had required all “non-essential” businesses to cease or significantly modify operations and had limited restaurants to take-out and delivery services. Most of these restrictions have now been lifted. However, these restrictions had significant adverse impacts on certain of our tenants and similar restrictions imposed in the future, for example, as a result of increases in cases due to different strains of COVID-19 or otherwise, could have further adverse impact on tenants whose businesses are limited by these restrictions. Additionally, changes in customer behavior in response to COVID-19 may continue following the lifting of these restrictions, which could continue to impact our tenants.

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
•The Company maintains continuous communication with its tenants and provided resources and assisted tenants in identifying local, state and federal aid that may be available to support their businesses and employees during the pandemic. The Company created a dedicated COVID-19 page containing resources for tenants, including with respect to information on the Coronavirus Aid, Relief, and Economic Security Act, including the historic Paycheck Protection Program, and Families First Coronavirus Response Act; information on the Small Business Administration (“SBA”) loan and debt relief programs and references to state-by-state resources to help our tenants understand specific directives that may impact their businesses.
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
•To enhance its liquidity position and maintain financial flexibility, the Company borrowed $225.0 million on its unsecured revolving credit facility in March 2020. As of June 30, 2021, the Company had repaid the amounts borrowed and we had full capacity under our $350.0 million unsecured revolving credit facility subject to compliance with financial covenants.
•In light of the disruption caused by the COVID-19 pandemic, the Board of Trustees temporarily suspended the quarterly common dividend to retain cash starting with the second quarter of 2020 and subsequently reinstated the dividend starting in the first quarter of 2021. On April 28, 2021, the Company's Board of Trustees declared the second quarter 2021 common dividend at $0.075 per share payable on July 1, 2021, to the holders of record of Common Shares as of the close of business on June 18, 2021. In addition, we paid our second quarter preferred dividend in the amount of $1.7 million on July 1, 2021 to shareholders of record as of June 18, 2021. On July 27, 2021, the Company's Board of Trustees declared the third quarter 2021 common dividend at $0.12 per share payable on October 1, 2021, to holders of record of Common Shares as of the close of business on September 20, 2021.

The Company’s predominant source of revenue is from rents and reimbursable expenses received from tenants pursuant to lease agreements. Therefore, the Company’s financial results may be adversely impacted in the event our tenants are unable to make rental payments due to the COVID-19 pandemic. Although current rent collections during the second quarter of 2021 approached pre-pandemic levels, our rental income not probable of collection did remain elevated and new restrictions or a worsening of the COVID-19 pandemic could adversely impact the ability of tenants to pay rent. Our strong balance sheet and operational flexibility allowed us to successfully manage through the initial impact of COVID-19 while protecting our cash flow and liquidity. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to tenant bankruptcies, rejection of tenant leases in bankruptcy, difficulties in renewing or re-leasing retail space, difficulties in accessing capital, impairment of the Company’s assets and other effects that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to shareholders. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

•Disciplined capital recycling strategy. We employ a rigorous investment management strategy by selectively selling assets with returns and value that have been maximized and redeploying the capital into leasing, redevelopment, and acquisition of properties.

•Remerchandise and redevelop our assets. Our strategy is to strategically remerchandise and redevelop certain of our existing properties where we have significant pre-leasing and can improve tenant credit and term, enhance the merchandising mix or augment the consumer experience with an alternative non-retail use, while generating attractive returns, and driving meaningful value creation.

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

•Maintain a strong, flexible and investment grade balance sheet. Our strategy is to maintain low leverage and high liquidity, proactively manage and stagger our debt maturities, and retain access to diverse sources of capital to support the business in any environment.

•Retain motivated, talented and high performing employees. To facilitate the attraction, retention and promotion of a talented and diverse workforce, we provide competitive compensation, best in class benefits and health and wellness programs, and by championing programs that build connections between our employees and the communities where they live and at the properties we own.

The following table summarizes our aggregate multi-tenant operating portfolio by market as of June 30, 2021:

Market Summary (1)
MSA	Number of Properties	GLA (in thousands)	Leased %	Occupied %	ABR/SF	% of ABR
Multi-Tenant Retail
Top 40 MSAs:
Atlanta	3	455	85.6%	85.6%	$13.70	3.2%
Austin	1	76	89.6%	89.6%	26.58	1.1%
Baltimore	1	252	98.3%	91.6%	9.89	1.4%
Boston	1	646	96.3%	96.3%	13.27	5.0%
Chicago	4	759	84.5%	84.1%	14.13	5.5%
Cincinnati	3	1,156	91.3%	91.2%	16.79	10.8%
Columbus	2	435	94.5%	94.5%	18.74	4.7%
Denver	1	495	97.3%	91.2%	20.13	5.5%
Detroit	9	1,985	92.1%	88.6%	16.25	17.0%
Indianapolis	1	232	95.4%	95.4%	14.71	2.0%
Jacksonville	2	725	93.1%	91.1%	17.32	6.9%
Miami	6	983	86.9%	86.1%	15.99	6.2%
Milwaukee	2	546	91.9%	91.9%	12.86	3.9%
Minneapolis	2	445	90.7%	89.7%	25.72	6.3%
Nashville	1	633	96.5%	96.5%	13.49	5.0%
St. Louis	4	827	96.0%	94.1%	14.5	6.1%
Tampa	4	744	97.2%	95.6%	12.78	5.5%
Top 40 MSA subtotal	47	11,393	92.5%	91.0%	$15.78	96.1%
Non Top 40 MSA	3	516	91.3%	91.3%	12.44	3.6%
Subtotal	50	11,909	92.5%	91.0%	$15.48	99.7%
Net Leased Retail - RGMZ (2)	28	646	99.5%	99.5%	11.16	0.3%
Total	78	12,555	92.5%	91.0%	15.61	100.0%

(1) Shown at pro-rata except for number of properties and GLA.
(2) Certain net lease retail assets held by the consolidated portfolio have been fully subdivided from our wholly-owned shopping centers as of June 30, 2021, and the Company has a legally binding agreement to contribute these properties to the RGMZ joint venture. In accordance with ASC 360, these properties were classified as held for sale as of June 30, 2021, and are shown in the Net Leased Retail metrics above at our pro-rata share.

We accomplished the following activity during the six months ended June 30, 2021:

Leasing Activity

Our properties reported the following leasing activity, which is shown at pro-rata except for number of leasing transactions and square feet:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	72	722,753	$14.78	$14.22	$1.14	$0.01
New Leases - Comparable	20	142,536	$17.99	$13.70	$100.93	$7.40
Non-Comparable Transactions (4)	28	133,048	$17.39	N/A	$32.99	$5.06
Total	120	998,337	$15.55	N/A	$18.54	$1.66

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

Investing Activity

On March 4, 2021, we formed a new core net lease retail real estate joint venture, RGMZ Venture REIT LLC (“RGMZ”), with an affiliate of GIC Private Limited (“GIC”), an affiliate of Zimmer Partners (“Zimmer”) and an affiliate of Monarch Alternative Capital LP (“Monarch”). The Company has initially contributed 15 net lease retail properties, that had been created by us upon the subdivision of certain parcels from our existing open-air shopping centers, valued at $75.5 million to RGMZ. Upon contribution, the Company received $67.5 million in gross cash proceeds ($63.8 million in net cash proceeds), as well as a combined $5.4 million preferred equity investment stake in the Zimmer and Monarch affiliates, in exchange for the 93.6% stake in RGMZ that was acquired by the other joint venture partners. The Company retained a 6.4% stake in RGMZ, maintains day-to-day management of the portfolio and earns management, leasing and construction fees. The Company is also responsible for sourcing future acquisitions for RGMZ. GIC, Zimmer, Monarch and the Company have committed to fund $470.0 million in RGMZ within the first three years for approved acquisitions, including the initial investment portfolio that was contributed by the Company. RGMZ will target the acquisition of over $1.2 billion of strategic assets, with 60-65% target leverage, creating a scalable, stable-growth investment platform. RGMZ has a $240.0 million secured credit facility that includes an accordion feature allowing it to increase future potential commitments up to a total capacity of $500.0 million. RPT and certain of the other joint venture partners will have consent rights for all future acquisitions, and also have approval rights in connection with annual budgets and other specified major decisions. We cannot make significant decisions without our partner’s approval. Accordingly, we account for our interest in the joint ventures using the equity method.

Refer to Note 3 of the notes to our condensed consolidated financial statements in this report for additional information related to acquisitions and dispositions.

Financing Activity

Debt
As of June 30, 2021, we had net debt of $841.9 million, reflecting net debt to total market capitalization of 41.4% as compared to 57.4% at June 30, 2020. Net debt decreased by $13.2 million compared to June 30, 2020, primarily as a result of an increase in cash and cash equivalents from proceeds received upon the contribution of properties to the newly formed RGMZ joint venture in March and May 2021, the temporary suspension of the common dividend by the Board of Trustees in response to the economic impact of COVID-19 and positive cash flow from operations, partially offset by the acquisition of Northborough Crossing in June 2021.

Equity

In February 2020, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the six months ended June 30, 2021, we did not issue any common shares through the arrangement. As of June 30, 2021, we have full capacity remaining under the agreement. The sale of such shares issuable pursuant to the Equity Distribution Agreement was registered with the SEC pursuant to a prospectus supplement filed in February 2020 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3 (No. 333-232007) which was filed with the SEC in June 2019.

Land Available for Development

At June 30, 2021, our three largest development sites are Parkway Shops, Lakeland Park Center and Hartland Towne Square. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

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

As discussed above, the COVID-19 pandemic has impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located, and, accordingly our tenants may be unable to operate their businesses, maintain profitability and make timely rental payments to the Company under their leases. Under such circumstances it is possible our estimates for rental income not probable of collection for future periods may be higher than our recent historical trends. Also, the worsening of estimated future cash flows could result in the recognition of an impairment charge on certain of the Company’s long-lived assets. Management does not believe that the value of any of the Company’s real estate investments was impaired as of June 30, 2021.

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

Comparison of three months ended June 30, 2021 to June 30, 2020

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the three months ended June 30, 2021 as compared to the same period in 2020:

	Three Months Ended June 30,
	2021	2020	Dollar Change	Percent Change
	(In thousands)
Total revenue	$52,224	$44,627	$7,597	17.0%
Real estate taxes	8,820	8,453	367	4.3%
Recoverable operating expense	5,739	4,797	942	19.6%
Non-recoverable operating expense	2,122	2,146	(24)	(1.1)%
Depreciation and amortization	16,597	17,860	(1,263)	(7.1)%
Transaction costs	—	12	(12)	NM
General and administrative expense	7,598	6,695	903	13.5%
Insured expenses, net	—	(1,713)	1,713	NM
Gain on sale of real estate	34,216	—	34,216	NM
Earnings from unconsolidated joint ventures	1,072	802	270	33.7%
Interest expense	9,305	10,177	(872)	(8.6)%
Preferred share dividends	1,675	1,675	—	—%

NM - Not meaningful

Total revenue for the three months ended June 30, 2021 increased $7.6 million, or 17.0%, from the same period in 2020. The increase is primarily due to the following:
•$7.1 million increase due to decreased rental income not probable of collection in the current period, as well as related straight-line rent reserve adjustments, primarily due to the COVID-19 pandemic;
•$0.7 million increase in recovery income at existing properties due to higher net recoverable expenses as compared to the prior period;
•$0.4 million increase due to properties acquired during the current period;
•$0.3 million increase from the acceleration of a below market lease in the current period attributable to a tenant who vacated prior to the original estimated lease end date; and
•$0.3 million increase due to fees collected from our unconsolidated joint ventures; partially offset by
•$1.2 million decrease related to properties that were contributed to the RGMZ joint venture during the first half of 2021.

Real estate tax expense for the three months ended June 30, 2021 increased $0.4 million, or 4.3% from the same period in 2020, primarily due to higher net expense at our existing properties.

Recoverable operating expense for the three months ended June 30, 2021 increased $0.9 million, or 19.6% from the same period in 2020, primarily due to higher common area maintenance expenses at existing properties.

Non-recoverable operating expense for the three months ended June 30, 2021 remained flat from the same period in 2020.

Depreciation and amortization expense for the three months ended June 30, 2021 decreased $1.3 million, or (7.1)%, from the same period in 2020.  The decrease is primarily a result of higher asset write offs in the prior period for tenant lease terminations prior to their original estimated term.

General and administrative expense for the three months ended June 30, 2021 increased $0.9 million, or 13.5% from the same period in 2020, primarily as a result of higher stock-based compensation expense, as well as higher wages and payroll related expenses in the current period.

During the three months ended June 30, 2020, the Company recorded an insured benefit of $1.7 million. During fourth quarter of 2019 the Company wrote off real estate assets that were damaged by a hail storm at one property, which was fully covered by insurance. This amount represents the approximate insurance proceeds that were received by the Company in the prior period.

The Company had gains on real estate disposals of $34.2 million during the three months ended June 30, 2021. Refer to Note 3 of the notes to the condensed consolidated financial statements in this report for further detail on dispositions.

Earnings from unconsolidated joint ventures for the three months ended June 30, 2021 increased $0.3 million, or 33.7% from the same period in 2020, primarily due to decreased rental income not probable of collection in the current period incurred by our R2G joint venture as a result of the COVID-19 pandemic.

Interest expense for the three months ended June 30, 2021 decreased $0.9 million, or (8.6)%, from the same period in 2020. The Company had a 19.8% decrease in our average outstanding debt, which was partially offset by a 50 basis point increase in our weighted average interest rate. The decrease in our average outstanding debt is the result of $225.0 million of borrowings in March 2020 on our unsecured revolving credit facility to strengthen the Company's liquidity position due to the COVID-19 pandemic. The Company repaid the remaining amount of the borrowings in February 2021.

The comparability of the Company’s results of operations for the three months ended June 30, 2021 to future periods may be significantly impacted by the effects of the COVID-19 pandemic.

Comparison of six months ended June 30, 2021 to June 30, 2020

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the six months ended June 30, 2021 as compared to the same period in 2020:

	Six Months Ended June 30,
	2021	2020	Dollar Change	Percent Change
	(In thousands)
Total revenue	$102,317	$97,503	$4,814	4.9%
Real estate taxes	17,309	16,604	705	4.2%
Recoverable operating expense	11,932	10,776	1,156	10.7%
Non-recoverable operating expense	4,679	4,423	256	5.8%
Depreciation and amortization	34,976	38,708	(3,732)	(9.6)%
Transaction costs	—	186	(186)	NM
General and administrative expense	14,968	12,917	2,051	15.9%
Insured expenses, net	—	(1,653)	1,653	NM
Gain on sale of real estate	53,219	—	53,219	NM
Earnings from unconsolidated joint ventures	1,873	1,058	815	77.0%
Interest expense	18,711	19,578	(867)	(4.4)%
Preferred share dividends	3,350	3,350	—	—%

NM - Not meaningful

Total revenue for the six months ended June 30, 2021 increased $4.8 million, or 4.9%, from the same period in 2020. The increase is primarily due to the following:
•$4.7 million increase due to decreased rental income not probable of collection in the current period, as well as related straight-line rent reserve adjustments, primarily due to the COVID-19 pandemic;
•$1.7 million increase in recovery income at existing properties due to higher net recoverable expenses as compared to the prior year;

•$0.4 million increase due to properties acquired during the current period;
•$0.3 million increase from the acceleration of a below market lease in the current period attributable to a tenant who vacated prior to the original estimated lease end date; and
•$0.3 million increase due to fees collected from our unconsolidated joint ventures; partially offset by
•$1.4 million decrease related to properties that were contributed to the RGMZ joint venture during the first half of 2021;
•$1.0 million decrease in minimum rent billings at existing properties due to decreased occupancy as compared to the prior period; and
•$0.3 million decrease from acceleration of a below market lease in the prior period attributable to a tenant who vacated prior to the original estimated lease end date.

Real estate tax expense for the six months ended June 30, 2021 increased $0.7 million, or 4.2% from the same period in 2020, primarily due to higher net expense at our existing properties.

Recoverable operating expense for the six months ended June 30, 2021 increased $1.2 million, or 10.7% from the same period in 2020, primarily due to higher common area maintenance expenses at existing properties.

Non-recoverable operating expense for the six months ended June 30, 2021 increased $0.3 million, or 5.8% from the same period in 2020, primarily due to higher legal fees associated with bankruptcy and collection efforts due to the COVID-19 pandemic.

Depreciation and amortization expense for the six months ended June 30, 2021 decreased $3.7 million, or (9.6)%, from the same period in 2020.  The decrease is primarily a result of higher asset write offs in the prior period for tenant lease terminations prior to their original estimated term.

During the six months ended June 30, 2020, the Company recorded transaction costs of $0.2 million related to legal and professional fees associated with a property acquisition and property sale of a center that were terminated during the prior period.

General and administrative expense for the six months ended June 30, 2021 increased $2.1 million, or 15.9%, from the same period in 2020, primarily as a result of higher stock-based compensation expense and higher wages and payroll related expenses in the current period, partially offset by lower legal fees.

The Company had gains on real estate disposals of $53.2 million during the six months ended June 30, 2021. Refer to Note 3 of the notes to the condensed consolidated financial statements in this report for further detail on dispositions.

Earnings from unconsolidated joint ventures for the six months ended June 30, 2021 increased $0.8 million from the same period in 2020 primarily due to transaction costs associated with terminated acquisitions that were incurred by our R2G joint venture during the prior period which did not recur, as well as decreased rental income not probable of collection in the current period incurred by our R2G joint venture as a result of the COVID-19 pandemic.

Interest expense for the six months ended June 30, 2021 decreased $0.9 million, or (4.4)%, from same period in 2020. The Company had a 9.3% decrease in our average outstanding debt, which was partially offset by a 20 basis point increase in our weighted average interest rate. The decrease in our average outstanding debt is the result of $225.0 million of borrowings in March 2020 on our unsecured revolving credit facility to strengthen the Company's liquidity position due to the COVID-19 pandemic. The Company repaid the remaining amount of the borrowings in February 2021.

The comparability of the Company’s results of operations for the six months ended June 30, 2021 to future periods may be significantly impacted by the effects of the COVID-19 pandemic.

Liquidity and Capital Resources

Our primary uses of capital include principal and interest payments on our outstanding indebtedness, ongoing capital expenditures such as leasing capital expenditures and building improvements, shareholder distributions, operating expenses of our business, debt maturities, acquisitions and discretionary capital expenditures such as targeted remerchandising, expansions, redevelopment and development. We generally strive to cover our principal and interest payments, operating expenses, shareholder distributions, and ongoing capital expenditures from cash flow from operations, although from time to time we have borrowed or sold assets to finance a portion of those uses. We believe the combination of cash flow from operations, cash balances, favorable relationships with our lenders, issuance of debt, property dispositions and issuance of equity securities will provide adequate capital resources to fund all of our expected uses over at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given. As discussed above, the COVID-19 pandemic outbreak has adversely impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located. The effects of COVID-19 and attempts to mitigate its outbreak have had an adverse impact on our short-term cash flow due to a significant number of tenants not paying full rent, and in some cases any rent, for the period of April 2020 through June 2021 and could continue to have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our tenants’ businesses, financial condition and liquidity and may cause certain tenants to be unable to meet their obligations to us in full, timely or at all. Continued nonpayment of rent or closures by our tenants of their stores could reduce our cash flows, which would adversely impact our liquidity and the achievement of our financial forecast.

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

At June 30, 2021 and 2020, we had $37.9 million and $249.7 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash generally consists of funds held in escrow by mortgage lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of June 30, 2021, we had no remaining debt maturing in 2021, and we had full unused capacity under our $350.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. Refer to Note 5 of the notes to the condensed consolidated financial statements for further discussion on our covenants.

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

For the six months ended June 30, 2021, our cash flows were as follows compared to the same period in 2020:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$33,869	$13,371
Net cash used in investing activities	$(58,004)	$(10,732)
Net cash (used in) provided by financing activities	$(149,488)	$132,468

Operating Activities

Net cash provided by operating activities increased $20.5 million in the six months ended June 30, 2021 compared to the same period in 2020 primarily due to the following:
•Higher rental income receipts of $15.2 million as a result of the COVID-19 pandemic;
•Higher working capital changes in the prior period due to the timing of payments of accounts payable and accrued expenses; and
•Cash distributions from our unconsolidated joint ventures increased $1.4 million.

Investing Activities

Net cash used in investing activities was $58.0 million in the six months ended June 30, 2021, compared to net cash used in investing activities of $10.7 million for the same period in 2020. The $47.3 million change in net cash used in investing activities was primarily due to an increase in the acquisition of real estate of $97.2 million and an increase in the investment in unconsolidated joint ventures of $13.3 million, partially offset by an increase in the net proceeds from the sale of real estate.

On March 4, 2021, we formed RGMZ and subsequently contributed properties valued at $75.5 million to RGMZ and received net cash proceeds of $63.8 million for the 93.6% stake in RGMZ that was acquired by our joint venture partners. Refer to Note 3 of the notes to the condensed consolidated financial statements in this report for additional information related to dispositions.

Financing Activities

Net cash used in financing activities was $149.5 million in the six months ended June 30, 2021, compared to net cash provided by financing activities of $132.5 million in 2020. The change of $282.0 million was primarily the result of the following:
•net payments on our revolving credit facility of $100.0 million in 2021, compared to net borrowings of $175.0 million in 2020; and
•repayment of our 3.75% senior unsecured notes due 2021 at maturity of $37.0 million; partially offset by
•a decrease of $30.0 million in distributions made to our common shareholders and operating partnership unit holders.

For further information on our unsecured revolving credit facility and other debt, refer to Note 5 of the notes to the condensed consolidated financial statements.

Dividends and Equity

We and our subsidiary REITs currently qualify, and intend to continue to qualify in the future, as a REIT under the Internal Revenue Code ("Code").  As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income annually, excluding net capital gains. Distributions paid are at the discretion of our Board of Trustees and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, restrictions in financing arrangements, the annual distribution requirements under REIT provisions of the Code and such other factors as our Board of Trustees deems relevant.

On April 28, 2021, our Board of Trustees declared a quarterly cash dividend of $0.075 per common shares to shareholders of record as of June 18, 2021. Additionally, we declared a quarterly cash dividend of $0.90625 per Series D Cumulative Convertible Perpetual Preferred Share to preferred shareholders of record as of June 18, 2021. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT.  Distributions paid by us are generally expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources are used.  Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings.  The Board of Trustees will continue to evaluate the Company’s dividend policy throughout the remainder of 2021 based upon the Company's financial performance and economic outlook and intends to maintain a quarterly common dividend of at least the amount required to continue qualifying as a REIT for U.S. federal income tax requirements.

In February 2020, the Company entered into an Equity Distribution Agreement ("Equity Distribution Agreement") pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time, in "at-the-market" offerings as defined in Rule 415 of the Securities Act. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the six months ended June 30, 2021, we did not issue any common shares through the arrangement. As of June 30, 2021, we have full capacity remaining under the agreement. The sale of such shares issuable pursuant to the Equity Distribution Agreement was registered with the SEC pursuant to a prospectus supplement filed in February 2020 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3 (No. 333-232007) which was filed with the SEC in June 2019.

Debt

At June 30, 2021, we had $892.0 million of debt outstanding consisting of $498.0 million in senior unsecured notes, $310.0 million of unsecured term loan facilities and $84.0 million of fixed rate mortgage loans encumbering certain properties.

Our $808.0 million of senior unsecured notes and term loan facilities have interest ranging from 2.51% to 4.74% and are due at various maturity dates from March 2023 through December 2029.

Our $84.0 million of fixed rate mortgages have interest rates ranging from 3.76% to 5.80% and are due at various maturity dates from February 2022 through June 2026. The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $144.4 million as of June 30, 2021.

In addition, we have ten interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at June 30, 2021, we had no variable rate debt outstanding.

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

As of June 30, 2021, our investments in unconsolidated joint ventures were approximately $139.8 million representing our ownership interest in four joint ventures. We account for these entities under the equity method. Refer to Note 4 of the notes to the condensed consolidated financial statements for more information.

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

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $7.8 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental tax revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

Contractual Obligations

The following are our contractual cash obligations as of June 30, 2021:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	4-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$6,005	$1,267	$3,156	$1,582	$—
Payments due at maturity	886,008	—	304,508	306,500	275,000
Total mortgages and notes payable (2)	892,013	1,267	307,664	308,082	275,000
Interest expense (3)	151,298	17,453	85,637	32,086	16,122
Finance lease (4)	1,200	100	300	200	600
Operating leases	98,401	735	4,095	1,757	91,814
Construction commitments	7,899	7,899	—	—	—
Development obligations (5)	2,390	206	589	369	1,226
Total contractual obligations	$1,153,201	$27,660	$398,285	$342,494	$384,762

(1)Amounts represent balance of obligation for the remainder of 2021.
(2)Excludes $0.7 million of unamortized mortgage debt premium and $3.2 million in net deferred financing costs.
(3)Variable-rate debt interest is calculated using rates at June 30, 2021.
(4)Includes interest payments associated with the finance lease obligation of $0.3 million.
(5)Includes interest payments associated with the development obligations of $0.5 million.

At June 30, 2021, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

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

Construction Costs

In connection with the leasing and targeted remerchandinsing of various shopping centers as of June 30, 2021, we had entered into agreements for construction activities with an aggregate remaining cost of approximately $7.9 million.

Planned Capital Spending

We are focused on enhancing the value of our existing portfolio of shopping centers through successful leasing efforts, including the reconfiguration of anchor-space and small shop lease-up.

For the remainder of 2021, we anticipate spending between $20.0 million and $30.0 million for capital expenditures, of which $7.9 million is reflected in the construction commitments in the contractual obligations table. Our 2021 estimate includes ongoing capital expenditure spending between $15.0 million and $20.0 million and discretionary capital expenditure spending between $5.0 million and $10.0 million. Ongoing capital expenditures relates to leasing costs and building improvements whereas discretionary capital expenditures relate to targeted remerchandising, outlots/expansion, and development/redevelopment. Estimates for future spending will change as new projects are approved.

Capitalization

At June 30, 2021 our total market capitalization was $2.0 billion. The table below reconciles total debt to net debt and sets forth our calculation of our total market capitalization as of June 30, 2021 and 2020:

	June 30,
	2021	2020
	(In thousands)
Notes payable, net	$889,482	$1,103,996
Add: Unamortized premiums and deferred financing costs	2,531	2,456
Pro-rata share of debt from unconsolidated joint venture	2,893	—
Finance lease obligation	875	926
Cash, cash equivalents and restricted cash	(37,861)	(249,659)
Pro-rata share of unconsolidated entities cash, cash equivalents and restricted cash	(15,999)	(2,557)
Net debt (1)	$841,921	$855,162

Common shares outstanding	80,189	80,008
Operating Partnership Units outstanding	1,895	1,909
Restricted share awards (treasury method)	1,420	100
Total common shares and equivalents	83,504	82,017
Market price per common share (at June 30, 2021 and 2020)	$12.98	$6.96
Equity market capitalization	$1,083,882	$570,838

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849	1,849
Market price per convertible preferred share (at June 30, 2021 and 2020)	$57.01	$34.16
Convertible perpetual preferred shares (at market)	$105,411	$63,162

Total market capitalization	$2,031,214	$1,489,162

Net debt to total market capitalization	41.4%	57.4%

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

At June 30, 2021, the non-controlling interest in the Operating Partnership was approximately 2.3%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all non-controlling interest OP Units, there would have been approximately 82.1 million common shares of beneficial interest outstanding at June 30, 2021, with a market value of approximately $1.1 billion.

Inflation

Inflation has not had a significant detrimental impact on the results of our operations.   Should inflation rates increase in the future, substantially all of our tenant leases contain provisions designed to mitigate the negative impact of inflation in the near term.  Such lease provisions include clauses that require our tenants to reimburse us for real estate taxes and many of the operating expenses we incur.  Also, many of our leases provide for periodic increases in base rent which are typically either a fixed amount or percentage rents (where the tenant pays us rent based on percentage of its sales).  Significant inflation rate increases over a prolonged period of time may have a material adverse impact on our business.

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

The following table illustrates the calculations of FFO and Operating FFO:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income (loss)	$37,231	$(2,956)	$54,539	$(2,614)
Net (income) loss attributable to noncontrolling partner interest	(850)	68	(1,248)	60
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
Net income (loss) available to common shareholders	34,706	(4,563)	49,941	(5,904)
Adjustments:
Rental property depreciation and amortization expense	16,447	17,719	34,677	38,439
Pro-rata share of real estate depreciation from unconsolidated joint ventures (1)	1,389	1,369	2,644	2,782
Gain on sale of depreciable real estate	(34,216)	—	(53,219)	—
FFO available to common shareholders	18,326	14,525	34,043	35,317
Noncontrolling interest in Operating Partnership (2)	—	(68)	—	(60)
Preferred share dividends (assuming conversion) (3)	—	—	—	—
FFO available to common shareholders and dilutive securities	18,326	14,457	34,043	35,257

Transaction costs (4)	—	12	—	186
Insured expenses, net	—	(1,713)	—	(1,653)
Severance expense (5)	—	66	28	128
Above and below market lease intangible write-offs	(398)	10	(497)	(391)
Pro-rata share of acquisition costs from unconsolidated joint ventures (1)	—	(217)	—	401
Pro-rata share of above and below market lease intangible write-offs from unconsolidated joint ventures (1)	(50)	—	(40)	—
Payment of loan amendment fees (5)	—	184	—	184
Bond interest proceeds (6)	—	—	—	(213)
Operating FFO available to common shareholders and dilutive securities	$17,878	$12,799	$33,534	$33,899

Weighted average common shares	80,162	79,976	80,132	79,942
Shares issuable upon conversion of OP Units (2)	—	1,909	—	1,909
Dilutive effect of restricted stock	1,420	100	1,240	299
Shares issuable upon conversion of preferred shares (3)	—	—	—	—
Weighted average equivalent shares outstanding, diluted	81,582	81,985	81,372	82,150

Diluted earnings (loss) per share (7)	$0.41	$(0.06)	$0.60	$(0.08)
Per share adjustments for FFO available to common shareholders and dilutive securities	(0.19)	0.24	(0.18)	0.51
FFO available to common shareholders and dilutive securities per share, diluted	$0.22	$0.18	$0.42	$0.43

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	—	(0.02)	(0.01)	(0.02)
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.22	$0.16	$0.41	$0.41

(1)Amounts noted are included in Earnings from unconsolidated joint ventures.
(2)The total noncontrolling interest reflects OP Units convertible on a one-to-one basis into common shares. The Company's net income for the three and six months ended June 30, 2021 (largely driven by gain on sale of real estate), resulted in an income allocation to OP Units which drove an OP Unit ratio of $0.45 and $0.66, respectively (based on 1,900 and 1,905 weighted average OP Units outstanding for the three and six months ended June 30, 2021, respectively). In instances when the OP Unit ratio exceeds basic FFO, the OP Units are considered anti-dilutive, and as a result are not included in the calculation of fully diluted FFO and Operating FFO for the three and six months ended June 30, 2021.
(3)7.25% Series D Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest, $0.01 par value per share paid annual dividends of $6.7 million and are currently convertible into approximately 7.0 million common shares. They are dilutive only when earnings or FFO exceed approximately $0.24 per diluted share per quarter and $0.96 per diluted share per year. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on FFO and earnings per share in future periods. In instances when the Preferred Share ratio exceeds basic FFO, the Preferred Shares are considered anti-dilutive, and as a result are not included in the calculation of fully diluted FFO and Operating FFO for the three and six months ended June 30, 2021 and 2020.
(4)For 2020, costs associated with a terminated acquisition and a terminated disposition.
(5)Amounts noted are included in General and administrative expense.
(6)Amounts noted are included in Other income (expense), net.
(7)The denominator to calculate diluted earnings (loss) per share includes weighted average common shares, restricted stock and preferred shares only for the three and six months ended June 30, 2021 and includes weighted average common shares only for the three and six months ended June 30, 2020.

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

NOI, Same Property NOI and NOI from Other Investments are supplemental non-GAAP financial measures of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable operating properties for the reporting period. Same Property NOI for the three months ended June 30, 2021 and 2020 represents NOI from the Company's same property portfolio consisting of 42 consolidated operating properties and our 51.5% pro-rata share of five properties owned by our R2G Venture LLC unconsolidated joint venture and 100% of the 14 properties owned by our RGMZ Venture REIT LLC unconsolidated joint venture (excludes one property that is part of our Rivertowne Square multi-tenant property where activities have started in preparation for redevelopment). All properties included in Same Property NOI were either acquired or placed in service and stabilized prior to January 1, 2020. We present Same Property NOI primarily to show the percentage change in our NOI from period to period across a consistent pool of properties. The properties contributed to RGMZ Venture REIT LLC had previously been parts of larger shopping centers that we own. Accordingly, 100.0% of the NOI from these properties is included in our results for periods on or prior to March 4, 2021 and, for these prior periods, we had not separately allocated expenses attributable to the larger shopping centers between these properties and the remainder of these shopping centers. As a result, in order to help ensure the comparability of our Same Property NOI for the periods presented, we are continuing to include 100.0% of the NOI from these properties in our Same Property NOI following their contribution even though our pro rata share following March 4, 2021 is only 6.4%. Same Property NOI excludes properties under redevelopment or where activities have started in preparation for redevelopment. A property is designated as a redevelopment when planned improvements significantly impact the property. NOI from Other Investments for the three and six months ended June 30, 2021 and 2020 represents NOI primarily from (i) Webster Place and Rivertowne Square where the Company has begun activities in anticipation of future redevelopment, (ii) certain property related employee compensation, benefits, and travel expense and (iii) noncomparable operating income and expense adjustments. Non-RPT NOI from RGMZ Venture REIT LLC represents 93.6% of the properties contributed to RGMZ Venture REIT LLC after March 4, 2021, which is our partners’ share of RGMZ Venture REIT LLC.

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

The following is a summary of our properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
Property Designation	2021	2020	2021	2020
Same-property	47	47	47	47
Acquisitions (1)	1	—	1	—
Redevelopment (2)	2	2	2	2
Total properties	50	49	50	49

(1)Includes the following property for the three and six months ended June 30, 2021: Northborough Crossing.
(2)Includes the following properties: Rivertowne Square and Webster Place. The entire property indicated for each period is completely excluded from Same Property NOI.

The following is a reconciliation of our net income available to common shareholders to Same Property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss) available to common shareholders	$34,706	$(4,563)	$49,941	$(5,904)
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,675	1,675	3,350	3,350
Net income attributable to noncontrolling interest	850	(68)	1,248	(60)
Income tax provision	22	19	110	50
Interest expense	9,305	10,177	18,711	19,578
Earnings from unconsolidated joint ventures	(1,072)	(802)	(1,873)	(1,058)
Gain on sale of real estate	(34,216)	—	(53,219)	—
Insured expenses, net	—	(1,713)	—	(1,653)
Other expense (income), net	78	(61)	185	(414)
Management and other fee income	(530)	(228)	(846)	(579)
Depreciation and amortization	16,597	17,860	34,976	38,708
Transaction costs	—	12	—	186
General and administrative expenses	7,598	6,695	14,968	12,917
Pro-rata share of NOI from R2G Venture LLC (1)	2,307	1,918	4,338	4,150
Pro-rata share of NOI from RGMZ Venture REIT LLC (2)	53	—	63	—
Lease termination fees	(71)	—	(95)	(142)
Amortization of lease inducements	211	191	422	329
Amortization of acquired above and below market lease intangibles	(1,014)	(638)	(1,751)	(1,733)
Straight-line ground rent expense	76	76	153	153
Straight-line rental income	(1,214)	1,219	(1,610)	918
NOI	35,361	31,769	69,071	68,796
NOI from Other Investments	720	713	1,597	1,641
Non-RPT NOI from RGMZ Venture REIT LLC (3)	782	—	926	—
Same Property NOI	$36,863	$32,482	$71,594	$70,437

Period-end Occupancy	91.4%	93.2%	91.4%	93.2%

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
(2)Represents 6.4% of the NOI from the properties contributed to RGMZ Venture REIT LLC after March 4, 2021.
(3)Represents 93.6% of the NOI from the properties contributed to RGMZ Venture REIT LLC after March 4, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our variable rate debt, interest rates and interest rate swap agreements in effect at June 30, 2021, we do not believe that a 100 basis point change in interest rates would impact our future earnings and cash flows.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $23.9 million at June 30, 2021.

We had derivative instruments outstanding with an aggregate notional amount of $310.0 million as of June 30, 2021.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.26% to 1.77% and had expirations ranging from 2023 to 2027.  The following table sets forth information as of June 30, 2021 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2021 (remaining)	2022	2023	2024	2025	Thereafter	Total	Fair Value
	(In thousands)
Fixed-rate debt	$1,267	$52,397	$129,388	$125,879	$182,431	$400,651	$892,013	$925,618
Average interest rate	5.3%	5.7%	3.5%	3.7%	3.7%	3.8%	3.8%	2.6%
Variable-rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—%	—%	—%	—%	—%	—%	—%	—%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at June 30, 2021 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of June 30, 2021 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in certain litigation arising in the ordinary course of business. We do not believe that any of this litigation will have a material effect on our consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations"), there have been no material changes to our risk factors during the six months ended June 30, 2021 compared to those risk factors presented in Part I, "Item IA. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common share repurchases during the quarterly period ended June 30, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 to April 30, 2021	—	$—	—	—
May 1, 2021 to May 31, 2021	111	12.47	—	—
June 1, 2021 to June 30, 2021	35,428	13.56	—	—
Total	35,539	$13.55	—	—

During the quarterly period ended June 30, 2021, we withheld 35,539 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted share awards. The value of the common shares withheld was based on the closing price of our common shares on the applicable vesting date.

Item 6. Exhibits

Exhibit No.	Description

10.1**	Amended and Restated 2019 Omnibus Long-Term Incentive Plan effective as of April 28, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2021.
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
___________________________
*    Filed herewith
**    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPT REALTY

Date: August 5, 2021	By: /s/ BRIAN L. HARPER Brian L. Harper President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	By: /s/ MICHAEL P. FITZMAURICE Michael P. Fitzmaurice Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2021	By: /s/ RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)