Form 10-Q
period 2021-09-30
RPT Realty
filed 2021-11-04
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2021

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
Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of October 29, 2021: 84,289,679

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RPT REALTY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Income producing properties, at cost:
Land	$362,278	$330,763
Buildings and improvements	1,570,309	1,489,997
Less accumulated depreciation and amortization	(422,581)	(392,301)
Income producing properties, net	1,510,006	1,428,459
Construction in progress and land available for development	41,415	34,789
Net real estate	1,551,421	1,463,248
Equity investments in unconsolidated joint ventures	216,400	126,333
Cash and cash equivalents	7,174	208,887
Restricted cash and escrows	2,501	2,597
Accounts receivable (net of allowance for doubtful accounts of $14,424 and $12,996 as of September 30, 2021 and December 31, 2020, respectively)	23,876	26,571
Acquired lease intangibles, net	66,913	26,354
Operating lease right-of-use assets	18,098	18,585
Other assets, net	93,307	77,465
TOTAL ASSETS	$1,979,690	$1,950,040

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$943,828	$1,027,751
Finance lease obligation	875	875
Accounts payable and accrued expenses	49,603	45,292
Distributions payable	11,957	1,723
Acquired lease intangibles, net	37,583	35,283
Operating lease liabilities	17,530	17,819
Other liabilities	12,105	19,928
TOTAL LIABILITIES	1,073,481	1,148,671

Commitments and Contingencies

RPT Realty ("RPT") Shareholders' Equity:
Preferred shares of beneficial interest, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 240,000 shares authorized, 83,379 and 80,055 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	834	801
Additional paid-in capital	1,218,903	1,174,315
Accumulated distributions in excess of net income	(419,180)	(471,017)
Accumulated other comprehensive loss	(6,405)	(14,132)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	886,579	782,394
Noncontrolling interest	19,630	18,975
TOTAL SHAREHOLDERS' EQUITY	906,209	801,369

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,979,690	$1,950,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
Rental income	$53,385	$45,375	$153,203	$140,783
Other property income	1,364	774	3,017	2,290
Management and other fee income	426	338	1,272	917
TOTAL REVENUE	55,175	46,487	157,492	143,990

EXPENSES
Real estate taxes	8,249	8,509	25,558	25,113
Recoverable operating expense	6,003	5,118	17,935	15,894
Non-recoverable operating expense	2,507	2,126	7,186	6,549
Depreciation and amortization	18,487	18,295	53,463	57,003
Transaction costs	389	—	389	186
General and administrative expense	7,330	6,062	22,298	18,979
Provision for impairment	5	—	5	—
Insured expenses, net	—	(1,092)	—	(2,745)
TOTAL EXPENSES	42,970	39,018	126,834	120,979

Gain on sale of real estate	22,196	—	75,415	—

OPERATING INCOME	34,401	7,469	106,073	23,011

OTHER INCOME AND EXPENSES
Other (expense) income, net	(38)	(92)	(223)	322
Earnings from unconsolidated joint ventures	1,074	456	2,947	1,514
Interest expense	(9,297)	(9,913)	(28,008)	(29,491)
INCOME (LOSS) BEFORE TAX	26,140	(2,080)	80,789	(4,644)
Income tax benefit	157	87	47	37
NET INCOME (LOSS)	26,297	(1,993)	80,836	(4,607)
Net (income) loss attributable to noncontrolling partner interest	(595)	46	(1,843)	106
NET INCOME (LOSS) ATTRIBUTABLE TO RPT	25,702	(1,947)	78,993	(4,501)
Preferred share dividends	(1,676)	(1,676)	(5,026)	(5,026)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$24,026	$(3,623)	$73,967	$(9,527)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.30	$(0.05)	$0.92	$(0.12)
Diluted	$0.29	$(0.05)	$0.89	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	80,418	80,051	80,228	79,978
Diluted	88,851	80,051	88,544	79,978

Cash Dividend Declared per Common Share	$0.120	$—	$0.270	$0.220

OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$26,297	$(1,993)	$80,836	$(4,607)
Other comprehensive (loss) gain:
Gain (loss) on interest rate swaps, net	1,201	936	7,906	(18,500)
Comprehensive income (loss)	27,498	(1,057)	88,742	(23,107)
Comprehensive (income) loss attributable to noncontrolling interest	(620)	25	(2,022)	535
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RPT	$26,878	$(1,032)	$86,720	$(22,572)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months Ended September 30, 2021 and September 30, 2020
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2021	$92,427	$802	$1,177,262	$(433,360)	$(7,581)	$19,952	$849,502
Issuance of common shares, net of issuance costs	—	30	38,869	—	—	—	38,899
Redemption of Operating Partnership Unit holders	—	1	721	—	—	(722)	—
Share-based compensation, net of shares withheld for employee taxes	—	1	2,051	—	—	—	2,052
Dividends declared to common shareholders	—	—	—	(9,644)	—	—	(9,644)
Dividends declared to preferred shareholders	—	—	—	(1,676)	—	—	(1,676)
Distributions declared to noncontrolling interests	—	—	—	—	—	(220)	(220)
Dividends declared to deferred shares	—	—	—	(202)	—	—	(202)
Other comprehensive gain adjustment	—	—	—	—	1,176	25	1,201
Net income	—	—	—	25,702	—	595	26,297
Balance, September 30, 2021	$92,427	$834	$1,218,903	$(419,180)	$(6,405)	$19,630	$906,209

Balance, June 30, 2020	$92,427	$800	$1,171,287	$(459,994)	$(17,167)	$19,085	$806,438
Share-based compensation, net of shares withheld for employee taxes	—	1	1,711	—	—	—	1,712
Dividends declared to preferred shareholders	—	—	—	(1,676)	—	—	(1,676)
Other comprehensive gain adjustment	—	—	—	—	915	21	936
Net loss	—	—	—	(1,947)	—	(46)	(1,993)
Balance, September 30, 2020	$92,427	$801	$1,172,998	$(463,617)	$(16,252)	$19,060	$805,417

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2021 and September 30, 2020
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2020	$92,427	$801	$1,174,315	$(471,017)	$(14,132)	$18,975	$801,369
Issuance of common shares, net of issuance costs	—	30	38,583	—	—	—	38,613
Redemption of Operating Partnership Unit holders	—	1	721	(37)	—	(862)	(177)
Share-based compensation, net of shares withheld for employee taxes	—	2	5,284	—	—	—	5,286
Dividends declared to common shareholders	—	—	—	(21,670)	—	—	(21,670)
Dividends declared to preferred shareholders	—	—	—	(5,026)	—	—	(5,026)
Distributions declared to noncontrolling interests	—	—	—	—	—	(505)	(505)
Dividends declared to deferred shares	—	—	—	(423)	—	—	(423)
Other comprehensive gain adjustment	—	—	—	—	7,727	179	7,906
Net income	—	—	—	78,993	—	1,843	80,836
Balance, September 30, 2021	$92,427	$834	$1,218,903	$(419,180)	$(6,405)	$19,630	$906,209

Balance, December 31, 2019	$92,427	$798	$1,169,557	$(436,361)	$1,819	$20,015	$848,255
Issuance of common shares, net of issuance costs	—	—	(385)	—	—	—	(385)
Share-based compensation, net of shares withheld for employee taxes	—	3	3,826	—	—	—	3,829
Dividends declared to common shareholders	—	—	—	(17,593)	—	—	(17,593)
Dividends declared to preferred shareholders	—	—	—	(5,026)	—	—	(5,026)
Distributions declared to noncontrolling interests	—	—	—	—	—	(420)	(420)
Dividends declared to deferred shares	—	—	—	(136)	—	—	(136)
Other comprehensive loss adjustment	—	—	—	—	(18,071)	(429)	(18,500)
Net loss	—	—	—	(4,501)	—	(106)	(4,607)
Balance, September 30, 2020	$92,427	$801	$1,172,998	$(463,617)	$(16,252)	$19,060	$805,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$80,836	$(4,607)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,463	57,003
Amortization of deferred financing fees	1,104	1,059
Income tax benefit	(47)	(37)
Earnings from unconsolidated joint ventures	(2,947)	(1,514)
Distributions received from operations of unconsolidated joint ventures	6,610	3,896
Provision for impairment	5	—
Gain on sale of real estate	(75,415)	—
Insured expenses, net	—	(2,745)
Amortization of acquired above and below market lease intangibles, net	(2,139)	(2,248)
Amortization of premium on mortgages, net	(628)	(676)
Service-based restricted share expense	3,081	2,855
Long-term incentive cash and equity compensation expense	3,405	1,658
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	2,695	(7,909)
Other assets, net	(9,584)	1,805
Accounts payable, accrued expenses and other liabilities	486	(7,504)
Net cash provided by operating activities	60,925	41,036

INVESTING ACTIVITIES
Acquisition of real estate	(187,452)	—
Development and capital improvements	(18,159)	(13,285)
Capital improvements covered by insurance	—	(5,197)
Net proceeds from sales of real estate	97,334	—
Insurance proceeds from insured expenses	—	2,888
Investment in equity interests in unconsolidated joint ventures	(90,425)	(11)
Acquisition of preferred investments	(289)	—
Redemption of preferred investments	403	—
Net cash used in investing activities	(198,588)	(15,605)

FINANCING ACTIVITIES
Repayment of mortgages and notes payable	(38,866)	(1,718)
Proceeds on revolving credit facility	135,000	225,000
Repayments on revolving credit facility	(180,000)	(100,000)
Payment of deferred financing costs	—	(567)
Proceeds from issuance of common shares, net of issuance costs	38,613	(385)
Redemption of operating partnership units for cash	(177)	—
Shares used for employee taxes upon vesting of awards	(1,326)	(954)
Dividends paid to preferred shareholders	(5,026)	(5,026)
Dividends paid to common shareholders	(12,079)	(35,371)
Distributions paid to operating partnership unit holders	(285)	(840)
Net cash (used in) provided by financing activities	(64,146)	80,139

Net change in cash, cash equivalents and restricted cash and escrows	(201,809)	105,570
Cash, cash equivalents and restricted cash and escrows at beginning of period	211,484	114,552
Cash, cash equivalents and restricted cash and escrows at end of period	$9,675	$220,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Contribution of real estate exchanged for an equity investment in unconsolidated joint venture	$3,263	$—
Contribution of real estate exchanged for preferred investment in unconsolidated entities	7,720	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $45 and $2 in 2021 and 2020, respectively)	$25,095	$25,991

	As of September 30,
Reconciliation of cash, cash equivalents and restricted cash and escrows	2021	2020
Cash and cash equivalents	$7,174	$217,818
Restricted cash and escrows	2,501	2,304
	$9,675	$220,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

RPT Realty, together with our subsidiaries (the “Company” or “RPT”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of open-air shopping destinations principally located in the top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange (“NYSE”). The common shares of beneficial interest of the Company, par value $0.01 per share (the “common share”), are listed and traded on the NYSE under the ticker symbol “RPT”. As of September 30, 2021, the Company's portfolio consisted of 57 multi-tenant shopping centers (including 9 shopping centers owned through a joint venture) and 30 net lease retail properties (all of which are owned through a separate joint venture) (the “aggregate portfolio”) which together represent 14.0 million square feet of gross leasable area (“GLA”).  As of September 30, 2021, the Company’s pro-rata share of the aggregate portfolio was 92.5% leased.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership” or “OP” which was 97.9% and 97.7% owned by the Company at September 30, 2021 and December 31, 2020, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”). The presentation of condensed consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity. Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss). All intercompany transactions and balances are eliminated in consolidation.

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

Equity Distribution Agreement

In February 2020, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the nine months ended September 30, 2021, the Company issued 3,041,120 shares of its common stock, receiving $39.5 million of gross proceeds before issuance costs, which were used for working capital and general corporate purposes. For the nine months ended September 30, 2021, the Company did not enter into any forward contracts. As of September 30, 2021, $60.5 million of common stock remained available for issuance under this Equity Distribution Agreement.

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
The extent to which COVID-19 impacts our operations and those of our tenants will depend on future developments, which are uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. As such, we are unable to predict the impact that it ultimately will continue to have on our financial condition, results of operations and cash flows.

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

Recently Issued Accounting Pronouncements

In July 2021, the FASB updated Accounting Standards Codification (“ASC”) Topic 842 “Leases” with ASU 2021-05 “Lessors-Certain Leases with Variable Lease Payments” (“ASU 2021-05”). ASU 2021-05 affects lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. ASU 2021-05 amends the lease classification requirements for lessors to align them with practice under Topic 840, whereby lessors classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease when certain criteria are met. ASU 2016-13 is effective for annual periods beginning after December 15, 2021, including interim periods within that fiscal year. We are currently evaluating the guidance and have not determined the impact this standard may have on our condensed consolidated financial statements.

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

For the nine months ended September 30, 2021, impairment provisions related to income producing properties were negligible, and we recorded no impairment provisions associated with land held for development. For the nine months ended September 30, 2020, we recorded no impairment provision. In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the third quarter of 2021, events and circumstances indicated that shopping centers might be impaired. However, the Company’s estimates of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimates of undiscounted cash flows may change in the near term resulting in the need to write down these assets to fair value.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $15.2 million and $8.6 million at September 30, 2021 and December 31, 2020, respectively. The increase in construction in progress from December 31, 2020 to September 30, 2021 was due primarily to the capital expenditures for ongoing projects, partially offset by completion of tenant build-outs and property dispositions.

Land available for development includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center or outparcel pad. The viability of all projects under construction or development, including those owned by our unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development was $26.2 million at both September 30, 2021 and December 31, 2020.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when executed purchase and sales agreement contingencies have been satisfied thereby signifying that the sale is legally binding and probable of closing within one year of the reporting date. As of September 30, 2021, and December 31, 2020, we had no properties and no land parcels classified as held for sale.

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisition activity for the nine months ended September 30, 2021:

				Gross
Property Name	Location	GLA	Date Acquired	Contract Price (1)	Purchase Price	Assumed Debt
		(in thousands)			(In thousands)
Northborough Crossing	Northborough, MA	646	6/18/21	$104,000	$97,182	$—
Bellevue Plaza	Nashville, TN	77	7/7/21	10,430	10,651	—
Woodstock Square	Woodstock, GA	219	7/14/21	37,670	37,585	—
Newnan Pavilion	Newnan, GA	467	8/5/21	41,550	42,034	—
Total income producing acquisitions		1,409		$193,650	$187,452	$—

Total acquisitions		1,409		$193,650	$187,452	$—

(1)Contract price does not include purchase price adjustments made at closing and capitalized closing costs.

The total aggregate fair value of the acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions. At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

As of Acquisition Date
(In thousands)
Land	$43,305
Buildings and improvements	97,635
Above market leases	26,288
Lease origination costs	26,666
Below market leases	(6,442)
Net assets acquired	$187,452

Total revenue and net income for the 2021 acquisitions included in our condensed consolidated statement of operations for the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in thousands)
Consolidated revenue	$4,167	$4,532
Consolidated net income available to common shareholders	766	1,054

In addition, refer to Note 13 for acquisition activity occurring subsequent to September 30, 2021.

Dispositions

The following table provides a summary of our disposition activity for the nine months ended September 30, 2021:

					Gross
Property Name (1)	Location	Property/ Parcel Count	GLA	Date Sold	Sales Price	Gain on Sale
			(in thousands)		(In thousands)
Buttermilk Towne Center - Land parcels	Crescent Springs, KY	2	107	3/5/21	$9,785	$3,809
Deer Grove - Outparcel	Palatine, IL	1	8	3/5/21	2,500	1,456
Front Range Village - Land parcel	Fort Collins, CO	1	5	3/5/21	2,750	1,709
Front Range Village - Outparcel	Fort Collins, CO	1	4	3/5/21	2,475	1,197
Merchants' Square - Outparcels	Carmel, IN	1	19	3/5/21	3,977	2,133
Promenade at Pleasant Hill - Land parcel	Duluth, GA	1	4	3/5/21	1,250	467
River City Marketplace - Land parcels	Jacksonville, FL	2	5	3/5/21	2,895	1,938
Rivertowne Square - Land parcel	Deerfield Beach, FL	1	3	3/5/21	3,270	2,272
Shoppes of Lakeland - Land parcel	Lakeland, FL	1	3	3/5/21	1,332	800
Shoppes of Lakeland - Outparcel	Lakeland, FL	1	7	3/5/21	1,200	289
West Broward - Land parcel	Plantation, FL	1	4	3/5/21	4,762	2,933
Tel-Twelve - Land parcels	Southfield, MI	2	329	5/21/21	39,334	34,216
Marketplace of Delray - Land parcels	Delray Beach, FL	3	12	8/27/21	7,960	6,700
Marketplace of Delray - Outparcels	Delray Beach, FL	4	17	8/27/21	8,046	5,192
Parkway Shops - Land parcel	Jacksonville, FL	1	26	8/27/21	2,622	930
Peachtree Hill - Outparcel	Duluth, GA	1	66	8/27/21	8,275	2,103
Promenade at Pleasant Hill - Outparcel	Duluth, GA	1	3	8/27/21	844	443
West Broward Shopping Center - Outparcel	Plantation, FL	1	15	8/27/21	5,954	4,964
West Oaks II Shopping Center - Outparcel	Novi, MI	1	4	8/27/21	746	455
Winchester Center - Land parcel	Rochester Hills, MI	1	4	8/27/21	1,657	1,409
Newnan Pavilion - Land parcel	Newnan, GA	1	6	9/16/21	1,543	—
Total income producing dispositions		29	651		$113,177	$75,415

Total dispositions			651		$113,177	$75,415

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

4.  Equity Investments in Unconsolidated Joint Ventures

As of December 31, 2020, we had three joint venture agreements: 1) R2G Venture LLC (“R2G”), 2) Ramco/Lion Venture LP, and 3) Ramco HHF NP LLC, whereby we own 51.5%, 30%, and 7%, respectively, of the equity in each joint venture. Our R2G joint venture owns nine income-producing shopping centers, and our other two joint ventures do not own any income producing properties. We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

On March 4, 2021, we formed a new core net lease retail real estate joint venture, RGMZ Venture REIT LLC (“RGMZ”), with an affiliate of GIC Private Limited (“GIC”), an affiliate of Zimmer Partners (“Zimmer”) and an affiliate of Monarch Alternative Capital LP (“Monarch”). RGMZ is to be seeded with single-tenant, net lease retail properties that have been, or will be created, by the Company upon the subdivision of certain parcels from our existing open-air shopping centers. As of September 30, 2021, the Company had contributed 28 net lease retail properties of the initial agreed upon seeded properties, valued at $111.6 million to RGMZ. Upon contribution, the Company received $100.2 million in gross cash proceeds ($95.9 million in net cash proceeds), as well as a combined $7.6 million preferred equity investment stake in the Zimmer and Monarch affiliates, in exchange for the 93.6% stake in RGMZ that was acquired by the other joint venture partners. The Company retained a 6.4% stake in RGMZ, maintains day-to-day management of the portfolio and earns management, leasing and construction fees. The asset management fee is based upon 0.25% of the gross asset value of net lease retail assets in RGMZ. The Company will be paid an additional annual incentive management fee of 0.15% based upon the appraised gross asset value of the net lease retail assets in RGMZ. However, the Company will not earn this fee until meeting certain financial hurdles measured at sale or initial public offering of the RGMZ joint venture. The Company is also responsible for sourcing future acquisitions for RGMZ. RGMZ has a $240.0 million secured credit facility that includes an accordion feature allowing it to increase future potential commitments up to a total capacity of $500.0 million. As of September 30, 2021, RGMZ had $169.3 million of unused capacity under its $240.0 million secured credit facility. RPT and certain of the other joint venture partners will have consent rights for all future acquisitions, and also have approval rights in connection with annual budgets and other specified major decisions. We cannot make significant decisions without our partners' approval. Accordingly, we account for our interest in the joint venture using the equity method of accounting.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	September 30, 2021				December 31, 2020
	(In thousands)
ASSETS	R2G	RGMZ	Other	Total	R2G	RGMZ	Other	Total
Investment in real estate, net	$376,329	$85,604	$—	$461,933	$226,083	$—	$—	$226,083
Other assets	52,492	40,699	—	93,191	26,125	—	47	26,172
Total Assets	$428,821	$126,303	$—	$555,124	$252,208	$—	$47	$252,255
LIABILITIES AND OWNERS' EQUITY
Notes payable	$—	$70,696	$—	$70,696	$—	$—	$—	$—
Other liabilities	22,786	2,133	—	24,919	14,474	—	11	14,485
Owners' equity	406,035	53,474	—	459,509	237,734	—	36	237,770
Total Liabilities and Owners' Equity	$428,821	$126,303	$—	$555,124	$252,208	$—	$47	$252,255

RPT's equity investments in unconsolidated joint ventures	$213,008	$3,392	$—	$216,400	$126,333	$—	$—	$126,333

	Three Months Ended September 30,
Statements of Operations	2021				2020
	(In thousands)
	R2G	RGMZ	Other	Total	R2G	RGMZ	Other	Total
Total revenue	$9,259	$1,894	$—	$11,153	$6,714	$—	$—	$6,714
Total expenses	7,163	1,038	(1)	8,200	5,805	—	9	5,814
Operating income (loss)	2,096	856	1	2,953	909	—	(9)	900
Interest expense	—	720	—	720	—	—	—	—
Net income (loss)	$2,096	$136	$1	$2,233	$909	$—	$(9)	$900
Preferred member dividends	30	(4)	—	26	19	—	—	19
Net income (loss) available to common members	$2,066	$140	$1	$2,207	$890	$—	$(9)	$881

RPT's share of earnings from unconsolidated joint ventures	$1,065	$9	$—	$1,074	$458	$—	$(2)	$456

	Nine Months Ended September 30,
Statements of Operations	2021				2020
	(In thousands)
	R2G	RGMZ	Other	Total	R2G	RGMZ	Other	Total
Total revenue	$21,462	$3,298	$—	$24,760	$18,298	$—	$—	$18,298
Total expenses	15,709	1,781	7	17,497	15,295	—	23	15,318
Income (loss) before other income and expense	5,753	1,517	(7)	7,263	3,003	—	(23)	2,980
Interest expense	—	1,210	—	1,210	—	—	—	—
Net income (loss)	$5,753	$307	$(7)	$6,053	$3,003	$—	$(23)	$2,980
Preferred member dividends	66	12	—	78	$55	—	$—	55
Net income (loss) available to common members	$5,687	$295	$(7)	$5,975	$2,948	$—	$(23)	$2,925

RPT's share of earnings from unconsolidated joint ventures	$2,928	$19	$—	$2,947	$1,518	$—	$(4)	$1,514

Acquisitions

The following table provides a summary of our R2G joint venture property acquisitions during the nine months ended September 30, 2021:

				Gross
Property Name	Location	GLA	Date Acquired	Contract Price (1)	Purchase Price	Assumed Debt
		(in thousands)			(In thousands)
East Lake Woodlands	Palm Harbor, FL	104	7/9/21	$25,500	$25,730	$—
Village Shoppes of Canton	Canton, MA	284	7/12/21	61,500	61,363	—
South Pasadena Shopping Center	South Pasadena, FL	164	7/14/21	32,650	33,184	—
Bedford Marketplace	Bedford, MA	153	7/29/21	54,500	54,775	—
Total R2G acquisitions		705		$174,150	$175,052	$—

(1)Contract price does not include purchase price adjustments made at closing and capitalized closing costs.

The total aggregate fair value of the R2G acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions. At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

As of Acquisition Date
(In thousands)
Land	$31,578
Buildings and improvements	123,384
Above market leases	6,135
Lease origination costs	18,965
Below market leases	(5,010)
Net assets acquired	$175,052

The following table provides a summary of our RGMZ joint venture property acquisitions during the nine months ended September 30, 2021:

				Gross
Property Name	Location	GLA	Date Acquired	Contract Price (1)	Purchase Price	Debt Issued
		(in thousands)		(In thousands)
RPT Realty - 13 Income Producing Properties	Various (2)	169	3/5/21	$36,196	$37,228	$(21,718)
RPT Realty - 2 Income Producing Properties	Southfield, MI	329	5/21/21	39,334	39,603	(23,600)
Single-Tenant Property	Las Vegas, NV	14	7/30/21	4,650	4,670	(2,790)
RPT Realty - 13 Income Producing Properties	Various (3)	147	8/27/21	36,104	36,725	(21,662)
RPT Realty - 1 Income Producing Property	Newnan, GA	6	9/14/21	1,543	1,581	(926)
Total RGMZ acquisitions		665		$117,827	$119,807	$(70,696)

(1)Contract price does not include purchase price adjustments made at closing and capitalized closing costs.
(2)Net lease retail properties acquired are located in Colorado, Florida, Georgia, Illinois, Indiana and Kentucky.
(3)Net lease retail properties acquired are located in Florida, Georgia, and Michigan.

The total aggregate fair value of the RGMZ acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions. At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

As of Acquisition Date
(In thousands)
Land	$62,606
Buildings and improvements	23,120
Above market leases	27,170
Lease origination costs	7,207
Below market leases	(296)
Net assets acquired	$119,807

Dispositions

There was no disposition activity in the nine months ended September 30, 2021 by any of our unconsolidated joint ventures.

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

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,
	2021			2020
	(In thousands)
	R2G	RGMZ	Total	R2G	Other	Total
Management fees	$348	$58	$406	$213	$—	$213
Leasing fees	15	—	15	125	—	125
Construction fees	5	—	5	—	—	—
Total	$368	$58	$426	$338	$—	$338

	Nine Months Ended September 30,
	2021			2020
	(In thousands)
	R2G	RGMZ	Total	R2G	Other	Total
Management fees	$822	$99	$921	$648	$4	$652
Leasing fees	346	—	346	265	—	265
Construction fees	5	—	5	—	—	—
Total	$1,173	$99	$1,272	$913	$4	$917

5.  Debt

The following table summarizes our mortgages, notes payable, revolving credit facility and finance lease obligation as of September 30, 2021 and December 31, 2020:

Notes Payable and Finance Lease Obligation	September 30, 2021	December 31, 2020
	(In thousands)
Senior unsecured notes	$498,000	$535,000
Unsecured term loan facilities	310,000	310,000
Fixed rate mortgages	83,388	85,254
Unsecured revolving credit facility	55,000	100,000
	946,388	1,030,254
Unamortized premium	475	1,103
Unamortized deferred financing costs	(3,035)	(3,606)
Total notes payable, net	$943,828	$1,027,751

Finance lease obligation	$875	$875

Senior Unsecured Notes

On June 28, 2021, we repaid $37.0 million of debt which constituted repayment in full of the Operating Partnership's 3.75% senior unsecured notes due 2021, issued pursuant to the note purchase agreement dated June 27, 2013, as amended. Accordingly, on June 28, 2021, all outstanding notes and other obligations of the Operating Partnership and guarantors under such note purchase agreement were paid and satisfied.

The following table summarizes the Company's senior unsecured notes:

		September 30, 2021		December 31, 2020
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Senior unsecured notes	6/27/2021	$—	—%	$37,000	3.75%
Senior unsecured notes	6/27/2023	41,500	4.12%	41,500	4.12%
Senior unsecured notes	5/28/2024	50,000	4.65%	50,000	4.65%
Senior unsecured notes	11/18/2024	25,000	4.05%	25,000	4.05%
Senior unsecured notes	6/27/2025	31,500	4.27%	31,500	4.27%
Senior unsecured notes	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes	12/21/2029	20,000	4.72%	20,000	4.72%
Senior unsecured notes	12/27/2029	50,000	4.15%	50,000	4.15%
		$498,000	4.24%	$535,000	4.20%
Unamortized deferred financing costs		(1,459)		(1,715)
	Total	$496,541		$533,285

Unsecured Term Loan Facilities and Revolving Credit Facility

The following table summarizes the Company's unsecured term loan facilities and revolving credit facility:

		September 30, 2021		December 31, 2020
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Unsecured term loan - fixed rate (1)	3/3/2023	$60,000	3.02%	$60,000	3.02%
Unsecured term loan - fixed rate (2)	11/6/2024	50,000	2.51%	50,000	2.51%
Unsecured term loan - fixed rate (3)	2/6/2025	50,000	2.57%	50,000	2.57%
Unsecured term loan - fixed rate (4)	11/6/2026	50,000	2.95%	50,000	2.95%
Unsecured term loan - fixed rate (5)	2/5/2027	100,000	3.04%	100,000	3.12%
		$310,000	2.86%	$310,000	2.89%
Unamortized deferred financing costs		(1,576)		(1,891)
Term loans, net		$308,424		$308,109

Revolving credit facility - variable rate	11/6/2023	$55,000	1.23%	100,000	1.30%

(1)Swapped to a weighted average fixed rate of 1.77%, plus a credit spread of 1.25%, based on a leverage grid at September 30, 2021.
(2)Swapped to a weighted average fixed rate of 1.26%, plus a credit spread of 1.25%, based on a leverage grid at September 30, 2021.
(3)Swapped to a weighted average fixed rate of 1.32%, plus a credit spread of 1.25%, based on a leverage grid at September 30, 2021.
(4)Swapped to a weighted average fixed rate of 1.30%, plus a credit spread of 1.65%, based on a leverage grid at September 30, 2021.
(5)Swapped to a weighted average fixed rate of 1.39%, plus a credit spread of 1.65%, based on a leverage grid at September 30, 2021.

As of September 30, 2021 we had $55.0 million outstanding under our unsecured revolving credit facility, which represented a decrease of $45.0 million from December 31, 2020, primarily a result of repayments made in February 2021. We had no outstanding letters of credit issued under our revolving credit facility as of September 30, 2021. We had $295.0 million of unused capacity under our $350.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. The interest rate as of September 30, 2021 was 1.23%.

Mortgages

The following table summarizes the Company's fixed rate mortgages:

		September 30, 2021		December 31, 2020
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Bridgewater Falls Shopping Center	2/6/2022	$51,365	5.70%	$52,274	5.70%
The Shops on Lane Avenue	1/10/2023	27,762	3.76%	28,169	3.76%
Nagawaukee II	6/1/2026	4,261	5.80%	4,811	5.80%
		$83,388	5.06%	$85,254	5.06%
Unamortized premium		475		1,103
	Total	$83,863		$86,357

The fixed rate mortgages are secured by properties that have an approximate net book value of $143.7 million as of September 30, 2021.

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

Our revolving credit facility, senior unsecured notes as amended and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of September 30, 2021, we were in compliance with these covenants.

Debt Maturities

The following table presents scheduled principal payments on mortgages, notes payable and revolving credit facility as of September 30, 2021:

Year Ending December 31,
(In thousands)
2021 (remaining)	$642
2022	52,397
2023 (1)	184,388
2024	125,879
2025	182,431
Thereafter	400,651
Subtotal debt	946,388
Unamortized premium	475
Unamortized deferred financing costs	(3,035)
Total debt	$943,828

(1)Scheduled maturities in 2023 include the $55.0 million balance on the unsecured revolving credit facility drawn as of September 30, 2021. The unsecured revolving credit facility has two six-month extensions available at the the Company's option provided compliance with financial covenants is maintained.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

		Total Fair Value	Level 2
	Balance Sheet Location
September 30, 2021		(In thousands)
Derivative assets - interest rate swaps	Other assets	$—	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(6,563)	$(6,563)
December 31, 2020
Derivative assets - interest rate swaps	Other assets	$—	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(14,468)	$(14,468)

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

Fixed rate debt (including variable rate debt swapped to fixed through derivatives) with carrying values of $891.4 million and $930.3 million as of September 30, 2021 and December 31, 2020, respectively, had fair values of approximately $916.3 million and $927.5 million, respectively.  Variable rate debt’s fair value is estimated to be the carrying value of $55.0 million and $100.0 million as of September 30, 2021 and December 31, 2020, respectively.

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

The table below presents the recorded amount of assets at the time they were marked to fair value during the nine months ended September 30, 2021 and 2020 on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the nine months ended September 30, 2021 and 2020:

Assets	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment
	(In thousands)
2021
Income producing properties	$1,543	$—	$—	$1,543	$(5)
Total	$1,543	$—	$—	$1,543	$(5)

2020
None

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations and comprehensive income.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR rate. At September 30, 2021, all of our hedges were effective.

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

At September 30, 2021, we had ten interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt.

The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2021:

	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
		(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan	Cash Flow	$60,000	1.770%	$(1,355)	03/2023
Unsecured term loan	Cash Flow	30,000	1.260%	(631)	11/2024
Unsecured term loan	Cash Flow	10,000	1.259%	(210)	11/2024
Unsecured term loan	Cash Flow	10,000	1.269%	(213)	11/2024
Unsecured term loan	Cash Flow	25,000	1.310%	(564)	01/2025
Unsecured term loan	Cash Flow	25,000	1.324%	(576)	01/2025
Unsecured term loan	Cash Flow	50,000	1.297%	(863)	11/2026
Unsecured term loan	Cash Flow	25,000	1.402%	(551)	01/2027
Unsecured term loan	Cash Flow	50,000	1.382%	(1,053)	01/2027
Unsecured term loan	Cash Flow	25,000	1.398%	(547)	01/2027
Total Derivative Liabilities:		$310,000		$(6,563)

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2020:

	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
		(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan	Cash Flow	$20,000	1.498%	$(112)	05/2021
Unsecured term loan	Cash Flow	15,000	1.490%	(83)	05/2021
Unsecured term loan	Cash Flow	40,000	1.480%	(220)	05/2021
Unsecured term loan	Cash Flow	60,000	1.770%	(2,128)	03/2023
Unsecured term loan	Cash Flow	30,000	1.260%	(1,193)	11/2024
Unsecured term loan	Cash Flow	10,000	1.259%	(397)	11/2024
Unsecured term loan	Cash Flow	10,000	1.269%	(401)	11/2024
Unsecured term loan	Cash Flow	25,000	1.310%	(1,071)	01/2025
Unsecured term loan	Cash Flow	25,000	1.324%	(1,085)	01/2025
Unsecured term loan	Cash Flow	50,000	1.297%	(2,522)	11/2026
Unsecured term loan	Cash Flow	25,000	1.402%	(1,425)	01/2027
		$310,000		$(10,637)
Derivative Liabilities - Forward Swaps
Unsecured term loan	Cash Flow	50,000	1.382%	(2,541)	01/2027
Unsecured term loan	Cash Flow	25,000	1.398%	(1,290)	01/2027
Total Derivative Liabilities		$385,000		$(14,468)

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2021 and 2020 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Three Months Ended September 30,			Three Months Ended September 30,
	2021	2020		2021	2020
	(In thousands)			(In thousands)
Interest rate contracts - assets	$—	$—	Interest Expense	$—	$—
Interest rate contracts - liabilities	2,248	1,949	Interest Expense	(1,047)	(1,013)
Total	$2,248	$1,949	Total	$(1,047)	$(1,013)

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2021 and 2020 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Nine Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
	(In thousands)			(In thousands)
Interest rate contracts - assets	$—	$(2,345)	Interest Expense	$—	$14
Interest rate contracts - liabilities	10,976	(14,458)	Interest Expense	(3,070)	(1,711)
Total	$10,976	$(16,803)	Total	$(3,070)	$(1,697)

8. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at September 30, 2021, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2021 (remaining)	$40,983
2022	154,943
2023	136,783
2024	118,107
2025	97,861
Thereafter	288,139
Total	$836,816

We recognized rental income related to variable lease payments of $35.5 million and $33.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Substantially all of the assets included as Income producing properties, net on the condensed consolidated balance sheets, relate to our portfolio of wholly owned shopping centers, in which we are the lessor under operating leases with our tenants. As of September 30, 2021, the Company’s wholly-owned portfolio was 92.6% leased.

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

The components of lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	Classification	2021	2020	2021	2020
		(In thousands)
Operating ground lease cost	Non-recoverable operating expense	$291	$291	$872	$872
Operating administrative lease cost	General and administrative expense	157	144	446	435
Finance lease cost	Interest Expense	11	12	34	36

Supplemental balance sheet information related to leases is as follows:

Balance Sheet	Classification	September 30, 2021	December 31, 2020
		(In thousands)
ASSETS
Operating lease assets	Operating lease right-of-use assets	$18,098	$18,585
Finance lease asset	Land	10,095	13,249
Total leased assets		$28,193	$31,834

LIABILITIES
Operating lease liabilities	Operating lease liabilities	$17,530	$17,819
Finance lease liability	Finance lease obligation	875	875
Total lease liabilities		$18,405	$18,694

Weighted Average Remaining Lease Terms
Operating leases		71 years	71 years
Finance lease		11 years	12 years
Weighted Average Incremental Borrowing Rate
Operating leases		6.14%	6.10%
Finance lease		5.23%	5.23%

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,121	$1,100
Operating cash flows from finance lease	—	—
Financing cash flows from finance lease	—	—

Maturities of lease liabilities as of September 30, 2021 were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Lease
	(In thousands)
2021 (remaining)	$367	$100
2022	1,482	100
2023	1,495	100
2024	1,118	100
2025	1,048	100
Thereafter	94,430	700
Total lease payments	$99,940	$1,200
Less imputed interest	(82,410)	(325)
Total	$17,530	$875

9.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income (loss)	$26,297	$(1,993)	$80,836	$(4,607)
Net (income) loss attributable to noncontrolling interest	(595)	46	(1,843)	106
Allocation of (income) loss to restricted share awards	(171)	—	(465)	(136)
Income (loss) attributable to RPT	25,531	(1,947)	78,528	(4,637)
Preferred share dividends	(1,676)	(1,676)	(5,026)	(5,026)
Net income available to common shareholders - Basic	23,855	(3,623)	73,502	(9,663)
Add back preferred shares for dilution (1)	1,676	—	5,026	—
Net income (loss) available to common shareholders - Diluted	$25,531	$(3,623)	$78,528	$(9,663)

Weighted average shares outstanding, Basic	80,418	80,051	80,228	79,978
Restricted stock awards using the treasury method (2)	1,416	—	1,299	—
Dilutive effect of preferred shares (1)	7,017	—	7,017	—
Weighted average shares outstanding, Diluted	88,851	80,051	88,544	79,978

Income (loss) per common share, Basic	$0.30	$(0.05)	$0.92	$(0.12)
Income (loss) per common share, Diluted	$0.29	$(0.05)	$0.89	$(0.12)

(1)The assumed conversion of preferred shares is dilutive for the three and nine months ended September 30, 2021 and anti-dilutive for all other periods presented.
(2)Restricted stock awards are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Outstanding	Convertible	Outstanding	Convertible	Outstanding	Convertible	Outstanding	Convertible
Operating Partnership Units	1,827	1,827	1,909	1,909	1,827	1,827	1,909	1,909
Series D Preferred Shares	—	—	1,849	7,014	—	—	1,849	7,014
Restricted Stock Awards	—	—	1,073	100	—	—	1,073	299
	1,827	1,827	4,831	9,023	1,827	1,827	4,831	9,222

10.  Share-based Compensation Plans

As of September 30, 2021, we have two share-based compensation plans in effect: 1) the Amended and Restated 2019 Omnibus Long-Term Incentive Plan (“2019 LTIP”) and 2) the Inducement Incentive Plan (“Inducement Plan”). The 2019 LTIP is administered by the compensation committee of the Board (the “Compensation Committee”). The 2019 LTIP provides for the award to our trustees, officers, employees and other service providers of restricted shares, restricted share units, options to purchase shares, share appreciation rights, unrestricted shares, and other awards to acquire up to an aggregate of 5.1 million common shares of beneficial interest plus any shares that become available under the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) as a result of the forfeiture, expiration or cancellation of outstanding awards or any award settled in cash in lieu of shares under such plan. As of September 30, 2021, there were 2.4 million shares of beneficial interest available for issuance under the 2019 LTIP. The Inducement Plan was approved by the Board in April 2018 and under such plan the Compensation Committee may grant, subject to any Company performance conditions as specified by the Compensation Committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement to the individual's entry into employment with the Company. The Inducement Plan allows us to issue up to 6.0 million common shares of beneficial interest, of which 5.0 million remained available for issuance as of September 30, 2021; however, we do not intend to make further awards under the Inducement Plan following adoption of the 2019 LTIP.

As of September 30, 2021, we had 779,804 unvested service-based share awards outstanding under the 2019 LTIP, 70,947 unvested service-based share awards outstanding under the 2012 LTIP and no unvested service-based share awards outstanding under the Inducement Plan.  These awards have various expiration dates through June 2025.

During the nine months ended September 30, 2021, we granted the following awards:

•348,667 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and
•Performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards to employees vest over three years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year. We recognized expense related to service-based restricted share grants of $1.0 million and $1.1 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and expense of $3.1 million and $2.9 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. Compensation (benefit) expense related to the cash awards was $(0.2) million and $(0.1) million, for the three months ended September 30, 2021 and September 30, 2020, respectively, and compensation expense (benefit) of $0.9 million and $(0.3) million, for the nine months ended September 30, 2021 and September 30, 2020, respectively. The weighted average assumptions used in the Monte Carlo simulation models are summarized in the following table:

	September 30, 2021	December 31, 2020
Closing share price	$12.76	$8.65
Expected dividend rate	3.8%	—%
Expected stock price volatility	31.9%	49.8% - 91.5%
Risk-free interest rate	—%	0.1% - 0.3%
Expected life (years)	0.25	1.0 - 4.0

The Company also determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was $1.1 million and $0.7 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $2.5 million and $1.9 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The fair value of each grant for the reported periods is estimated on the date of grant using the Monte Carlo simulation model using the weighted average assumptions noted in the following table:

	Nine Months Ended September 30,
	2021	2020
Closing share price	$10.45	$13.09
Expected dividend rate	—%	6.7%
Expected stock price volatility	57.1%	23.3%
Risk-free interest rate	0.2%	0.9%
Expected life (years)	2.88	2.85

We recognized total share-based compensation expense of $1.9 million and $1.7 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $6.5 million and $4.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

As of September 30, 2021, we had $16.5 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards.  This expense is expected to be recognized over a weighted-average period of 2.7 years.

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

As of September 30, 2021, we had a federal and state deferred tax asset of $8.4 million and a valuation allowance of $8.4 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded an income tax benefit of approximately $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. The income tax benefit for the nine months ended September 30, 2021 and 2020 was negligible.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

12.  Commitments and Contingencies

Construction Costs

In connection with the leasing and targeted remerchandinsing of various shopping centers as of September 30, 2021, we had entered into agreements for construction costs of approximately $5.9 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. We are not aware of any matters that would have a material effect on our condensed consolidated financial statements.

Development Obligations

As of September 30, 2021, the Company has $1.9 million of development related obligations that require annual payments through December 2043.

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

On October 1, 2021, the Company borrowed $75.0 million on its unsecured revolving credit facility.

On October 7, 2021, R2G completed the acquisition of Dedham Mall, a 510,000 square foot shopping center, located in Dedham, MA for a contract price of $131.5 million.

On October 8, 2021, we and our Operating Partnership entered into a note purchase agreement with certain institutional investors in a private placement transaction pursuant to which our Operating Partnership expects to issue (i) $75.0 million aggregate principal amount of 3.70% Senior Guaranteed Notes, Series A, due November 30, 2030 and (ii) $55.0 million aggregate principal amount of 3.82% Senior Guaranteed Notes, Series B, due November 30, 2031. Such notes are unsecured and are guaranteed by the Company and certain subsidiaries of the Operating Partnership. The proceeds from the sale of the notes are expected to be used to repay all of our Operating Partnership's senior unsecured notes due in 2023 and 2024 with an aggregate principal amount of $116.5 million and weighted average interest rate of 4.33%, to pay related costs and expenses and for working capital and general corporate purposes of us and our Operating Partnership and subsidiaries.

On November 2, 2021, the Company closed on the sale of Market Plaza in the Chicago market for gross proceeds of $30.2 million.

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

Overview

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the NYSE. The common shares of beneficial interest of the Company, par value $0.01 per share, are listed and traded on the NYSE under the ticker symbol “RPT”. As of September 30, 2021, the Company's portfolio consisted of 57 multi-tenant shopping centers (including 9 shopping centers owned through R2G) and 30 net lease retail properties (all of which are owned through RGMZ) (the “aggregate portfolio”) which together represent 14.0 million square feet of GLA.  As of September 30, 2021, the Company’s pro-rata share of the aggregate portfolio was 92.5% leased.

Impact of COVID-19

The Company continues to closely monitor the COVID-19 pandemic, including the impact on our business, our tenants, our vendors and our partners. The following summary is intended to provide shareholders with information pertaining to the impacts of the COVID-19 pandemic on the Company’s business and management’s strategy and actions to respond to these impacts.

The spread of COVID-19 has caused significant market volatility and adverse impacts on the U.S. retail market, the U.S. economy, the global economy, and financial markets. In order to mitigate the spread of COVID-19, federal, state and local governments issued recommendations and mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay at home” orders and social distancing protocols. Most of these restrictions have now been lifted. However, these restrictions had significant adverse impacts on certain of our tenants and similar restrictions imposed in the future, for example, as a result of increases in cases due to different strains of COVID-19 or otherwise, could have further adverse impact on tenants whose businesses are limited by these restrictions. Additionally, any changes in customer behavior in response to COVID-19 could continue to impact our tenants.

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
•To enhance its liquidity position and maintain financial flexibility, the Company borrowed $225.0 million on its unsecured revolving credit facility in March 2020. These borrowings made in response to COVID-19 were subsequently repaid in full in February 2021.
•In light of the disruption caused by the COVID-19 pandemic, the Board of Trustees temporarily suspended the quarterly common dividend to retain cash starting with the second quarter of 2020 and subsequently reinstated the dividend starting in the first quarter of 2021.

The Company’s predominant source of revenue is from rents and reimbursable expenses received from tenants pursuant to lease agreements. Therefore, the Company’s financial results may be adversely impacted in the event our tenants are unable to make rental payments due to the COVID-19 pandemic. Although current rent collections during the third quarter of 2021 approached pre-pandemic levels, our rental income not probable of collection did remain elevated and new restrictions or a worsening of the COVID-19 pandemic could adversely impact the ability of tenants to pay rent. Our strong balance sheet and operational flexibility allowed us to successfully manage through the initial impact of COVID-19 while protecting our cash flow and liquidity. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to tenant bankruptcies, rejection of tenant leases in bankruptcy, difficulties in renewing or re-leasing retail space, difficulties in accessing capital, impairment of the Company’s assets and other effects that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to shareholders. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

•Acquire high quality open-air shopping centers and single tenant, net lease retail assets in the top U.S. metropolitan statistical areas (“MSA”). Our data-driven and stringent criteria for acquisition opportunities include a strong demographic profile, educational attainment, tech/life science/university adjacencies, pro-business environments, job growth, high exposure to essential tenants, tenant credit/term and an attractive risk-adjusted return.

•Disciplined capital recycling strategy. We employ a data-driven and rigorous investment management strategy by selectively selling assets with returns and value that have been maximized and redeploying the capital into leasing, redevelopment, and acquisition of properties.

•Remerchandise and redevelop our assets. Our strategy is to strategically remerchandise and redevelop certain of our existing properties where we have significant pre-leasing and can improve tenant credit and term, enhance the merchandising mix or augment the consumer experience with an alternative non-retail use, while generating attractive returns, and driving meaningful value creation.

•Hands-on active asset management. We proactively manage our properties, employ data-driven targeted leasing strategies, maintain strong tenant relationships, drive rent and occupancy, focus on reducing operating expenses and property capex, and attract high quality and creditworthy tenants; all of which enhance the value of our properties.

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

The following table summarizes our aggregate multi-tenant operating portfolio by market as of September 30, 2021:

Market Summary (1)
MSA	Number of Properties	GLA (in thousands)	Leased %	Occupied %	ABR/SF	% of ABR
Multi-Tenant Retail
Top 40 MSAs:
Atlanta	5	1,135	90.1%	89.4%	$11.86	6.7%
Austin	1	76	94.1%	89.6%	26.76	1.0%
Baltimore	1	252	98.3%	91.6%	9.90	1.3%
Boston	3	1,083	94.7%	94.7%	15.19	7.0%
Chicago	4	759	84.2%	83.8%	14.00	5.0%
Cincinnati	3	1,156	92.1%	91.0%	16.68	9.8%
Columbus	2	436	92.6%	91.7%	18.93	4.2%
Denver	1	492	97.5%	97.0%	19.62	5.2%
Detroit	9	1,984	90.8%	87.3%	16.35	15.6%
Indianapolis	1	232	95.4%	95.4%	14.74	1.8%
Jacksonville	2	725	92.3%	90.8%	17.27	6.4%
Miami	6	983	86.9%	86.1%	15.99	5.7%
Milwaukee	2	546	91.9%	90.8%	12.96	3.6%
Minneapolis	2	445	91.6%	89.7%	26.44	5.9%
Nashville	2	710	97.9%	96.6%	13.61	5.2%
St. Louis	4	828	96.0%	93.5%	14.47	5.6%
Tampa	6	1,012	98.5%	97.3%	13.23	6.4%
Top 40 MSA subtotal	54	12,854	92.6%	91.0%	$15.59	96.4%
Non Top 40 MSA	3	516	91.3%	91.3%	12.48	3.3%
Subtotal	57	13,370	92.5%	91.0%	$15.47	99.7%
Net Leased Retail - RGMZ	30	665	99.5%	99.5%	11.42	0.3%
Total	87	14,035	92.5%	91.1%	15.45	100.0%

(1) Shown at pro-rata except for number of properties and GLA.

We accomplished the following activity during the nine months ended September 30, 2021:

Leasing Activity

Our properties reported the following leasing activity, which is shown at pro-rata except for number of leasing transactions and square feet:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	103	839,178	$15.29	$14.68	$1.29	$0.01
New Leases - Comparable	26	216,093	$15.80	$12.46	$80.77	$8.12
Non-Comparable Transactions (4)	43	223,519	$16.81	N/A	$27.07	$5.08
Total	172	1,278,790	$15.64	N/A	$18.61	$2.21

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

Investing Activity

On March 4, 2021, we formed a new core net lease retail real estate joint venture, RGMZ Venture REIT LLC (“RGMZ”), with an affiliate of GIC Private Limited (“GIC”), an affiliate of Zimmer Partners (“Zimmer”) and an affiliate of Monarch Alternative Capital LP (“Monarch”). RGMZ is to be seeded with single-tenant, net lease retail properties that have been, or will be created, by the Company upon the subdivision of certain parcels from our existing open-air shopping centers. As of September 30, 2021, the Company had contributed 28 net lease retail properties of the initial agreed upon seeded properties, that had been created by us upon the subdivision of certain parcels from our existing open-air shopping centers, valued at $111.6 million to RGMZ. Upon contribution, the Company received $100.2 million in gross cash proceeds ($95.9 million in net cash proceeds), as well as a combined $7.6 million preferred equity investment stake in the Zimmer and Monarch affiliates, in exchange for the 93.6% stake in RGMZ that was acquired by the other joint venture partners. The Company retained a 6.4% stake in RGMZ, maintains day-to-day management of the portfolio and earns management, leasing and construction fees. The Company is also responsible for sourcing future acquisitions for RGMZ. GIC, Zimmer, Monarch and the Company have committed to fund $470.0 million in RGMZ within the first three years for approved acquisitions, including the initial investment portfolio that was contributed by the Company. RGMZ will target the acquisition of over $1.2 billion of strategic assets, with 60-65% target leverage, creating a scalable, stable-growth investment platform. RGMZ has a $240.0 million secured credit facility that includes an accordion feature allowing it to increase future potential commitments up to a total capacity of $500.0 million. As of September 30, 2021, RGMZ had $169.3 million of unused capacity under its $240.0 million secured credit facility. RPT and certain of the other joint venture partners will have consent rights for all future acquisitions, and also have approval rights in connection with annual budgets and other specified major decisions. We cannot make significant decisions without our partner’s approval. Accordingly, we account for our interest in the joint ventures using the equity method.

During the nine months ended September 30, 2021, we closed on four shopping center acquisitions for an aggregate amount of $187.5 million. Refer to Note 3 of the notes to our condensed consolidated financial statements in this report for additional information related to acquisitions and dispositions.

Financing Activity

Debt
As of September 30, 2021, we had net debt of $938.6 million, reflecting net debt to total market capitalization of 43.6% as compared to 61.6% at September 30, 2020. Net debt increased by $104.8 million compared to September 30, 2020, primarily as a result of a decrease in cash and cash equivalents from the Company's consolidated acquisition activities and investment in unconsolidated joint ventures, partially offset by proceeds received upon the contribution of properties to the newly formed RGMZ in March, May and August 2021, proceeds from the issuance of common shares under the Company's equity distribution agreement, the temporary suspension of the common dividend by the Board of Trustees in response to the economic impact of COVID-19 and positive cash flow from operations.
Equity

In February 2020, the Company entered into an Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the nine months ended September 30, 2021, the Company issued 3,041,120 shares of its common stock, receiving $39.5 million of gross proceeds before issuance costs, which were used for working capital and general corporate purposes. As of September 30, 2021, $60.5 million of common stock remained available for issuance under this Equity Distribution Agreement. The sale of such shares issuable pursuant to the Equity Distribution Agreement was registered with the SEC pursuant to a prospectus supplement filed in February 2020 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3 (No. 333-232007) which was filed with the SEC in June 2019.

Land Available for Development

At September 30, 2021, our three largest development sites are Parkway Shops, Lakeland Park Center and Hartland Towne Square. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

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

As discussed above, the COVID-19 pandemic has impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located, and, accordingly our tenants may be unable to operate their businesses, maintain profitability and make timely rental payments to the Company under their leases. Under such circumstances it is possible our estimates for rental income not probable of collection for future periods may be higher than our recent historical trends. Also, the worsening of estimated future cash flows could result in the recognition of an impairment charge on certain of the Company’s long-lived assets. Management does not believe that the value of any of the Company’s real estate investments was impaired as of September 30, 2021.

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

Comparison of three months ended September 30, 2021 to September 30, 2020

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the three months ended September 30, 2021 as compared to the same period in 2020:

	Three Months Ended September 30,
	2021	2020	Dollar Change	Percent Change
	(In thousands)
Total revenue	$55,175	$46,487	$8,688	18.7%
Real estate taxes	8,249	8,509	(260)	(3.1)%
Recoverable operating expense	6,003	5,118	885	17.3%
Non-recoverable operating expense	2,507	2,126	381	17.9%
Depreciation and amortization	18,487	18,295	192	1.0%
Transaction costs	389	—	389	NM
General and administrative expense	7,330	6,062	1,268	20.9%
Provision for impairment	5	—	5	NM
Insured expenses, net	—	(1,092)	1,092	NM
Gain on sale of real estate	22,196	—	22,196	NM
Earnings from unconsolidated joint ventures	1,074	456	618	135.5%
Interest expense	9,297	9,913	(616)	(6.2)%
Preferred share dividends	1,676	1,676	—	—%

NM - Not meaningful

Total revenue for the three months ended September 30, 2021 increased $8.7 million, or 18.7%, from the same period in 2020. The increase is primarily due to the following:
•$5.5 million increase due to decreased rental income not probable of collection in the current period, as well as related straight-line rent reserve adjustments, primarily due to the COVID-19 pandemic;
•$4.2 million increase due to properties acquired since the prior period;
•$0.4 million increase due to higher lease termination income in the current period; and
•$0.2 million increase in recovery income at existing properties due to higher net recoverable expenses as compared to the prior period; partially offset by
•$1.8 million decrease related to properties that were contributed to the RGMZ joint venture during the first nine months of 2021.

Real estate tax expense for the three months ended September 30, 2021 decreased $0.3 million, or (3.1)% from the same period in 2020, primarily due to lower net expense at our existing properties, partially offset by increases associated with properties acquired since the prior period.

Recoverable operating expense for the three months ended September 30, 2021 increased $0.9 million, or 17.3% from the same period in 2020, primarily due to higher common area maintenance expenses at existing properties as well as increases associated with properties acquired since the prior period.

Non-recoverable operating expense for the three months ended September 30, 2021 increased $0.4 million, or 17.9% for the same period in 2020, primarily due to increases associated with properties acquired since the prior period.

Depreciation and amortization expense for the three months ended September 30, 2021 increased $0.2 million, or 1.0%, from the same period in 2020.  The increase is primarily a result of increased expense associated with properties acquired since the prior period, partially offset by higher asset write offs in the prior period for tenant lease terminations prior to their original estimated term.

During the three months ended September 30, 2021, the Company recorded transaction costs of $0.4 million, primarily related to professional fees associated with property acquisitions that were terminated during the current period.

General and administrative expense for the three months ended September 30, 2021 increased $1.3 million, or 20.9% from the same period in 2020, primarily as a result of higher wages and payroll related expenses, as well as higher stock-based compensation expense, in the current period.

During the three months ended September 30, 2020, the Company recorded an insured benefit of $1.1 million. During fourth quarter of 2019 the Company wrote off real estate assets that were damaged by a hail storm at one property, which was fully covered by insurance. This amount represents the approximate insurance proceeds that were received by the Company in the prior period.

The Company had gains on real estate disposals of $22.2 million during the three months ended September 30, 2021. Refer to Note 3 of the notes to the condensed consolidated financial statements in this report for further detail on dispositions.

Earnings from unconsolidated joint ventures for the three months ended September 30, 2021 increased $0.6 million, or 135.5% from the same period in 2020, primarily due to acquisition activity by our unconsolidated joint ventures since the prior period.

Interest expense for the three months ended September 30, 2021 decreased $0.6 million, or (6.2)%, from the same period in 2020. The Company had a 9.0% decrease in our average outstanding debt, which was partially offset by a 10 basis point increase in our weighted average interest rate. The decrease in our average outstanding debt is the result of $225.0 million of borrowings in March 2020 on our unsecured revolving credit facility to strengthen the Company's liquidity position due to the COVID-19 pandemic. As of September 30, 2021, the Company had $55.0 million outstanding on our unsecured revolving credit facility.

The comparability of the Company’s results of operations for the three months ended September 30, 2021 to future periods may be significantly impacted by the effects of the COVID-19 pandemic.

Comparison of nine months ended September 30, 2021 to September 30, 2020

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the nine months ended September 30, 2021 as compared to the same period in 2020:

	Nine Months Ended September 30,
	2021	2020	Dollar Change	Percent Change
	(In thousands)
Total revenue	$157,492	$143,990	$13,502	9.4%
Real estate taxes	25,558	25,113	445	1.8%
Recoverable operating expense	17,935	15,894	2,041	12.8%
Non-recoverable operating expense	7,186	6,549	637	9.7%
Depreciation and amortization	53,463	57,003	(3,540)	(6.2)%
Transaction costs	389	186	203	NM
General and administrative expense	22,298	18,979	3,319	17.5%
Insured expenses, net	—	(2,745)	2,745	NM
Provision for impairment	5	—	5	NM
Gain on sale of real estate	75,415	—	75,415	NM
Earnings from unconsolidated joint ventures	2,947	1,514	1,433	94.6%
Interest expense	28,008	29,491	(1,483)	(5.0)%
Preferred share dividends	5,026	5,026	—	—%

NM - Not meaningful

Total revenue for the nine months ended September 30, 2021 increased $13.5 million, or 9.4%, from the same period in 2020. The increase is primarily due to the following:
•$10.1 million increase due to decreased rental income not probable of collection in the current period, as well as related straight-line rent reserve adjustments, primarily due to the COVID-19 pandemic;
•$4.5 million increase due to properties acquired during the current period; and
•$1.9 million increase in recovery income at existing properties due to higher net recoverable expenses as compared to the prior year; partially offset by
•$3.2 million decrease related to properties that were contributed to the RGMZ joint venture during the first nine months of 2021.

Real estate tax expense for the nine months ended September 30, 2021 increased $0.4 million, or 1.8% from the same period in 2020, primarily due to increases associated with properties acquired during the current period.

Recoverable operating expense for the nine months ended September 30, 2021 increased $2.0 million, or 12.8% from the same period in 2020, primarily due to higher common area maintenance expenses at existing properties as well as increases associated with properties acquired during the current period.

Non-recoverable operating expense for the nine months ended September 30, 2021 increased $0.6 million, or 9.7% from the same period in 2020, primarily due to higher legal fees associated with bankruptcy and collection efforts due to the COVID-19 pandemic as well as increases associated with properties acquired during the current period.

Depreciation and amortization expense for the nine months ended September 30, 2021 decreased $3.5 million, or (6.2)%, from the same period in 2020.  The decrease is primarily a result of higher asset write offs in the prior period for tenant lease terminations prior to their original estimated term, as well as decreases associated with properties contributed to RGMZ during the current period. These decreases were partially offset by increases associated with properties acquired during the current period.

During the nine months ended September 30, 2021, the Company recorded transaction costs of $0.4 million, primarily related to professional fees associated with property acquisitions that were terminated during the current period. During the nine months ended September 30, 2020, the Company recorded transaction costs of $0.2 million related to legal and professional fees associated with a property acquisition and property sale of a center that were terminated during the prior period.

General and administrative expense for the nine months ended September 30, 2021 increased $3.3 million, or 17.5%, from the same period in 2020, primarily as a result of higher stock-based compensation expense and higher wages and payroll related expenses in the current period, partially offset by lower legal fees.

During the nine months ended September 30, 2020, the Company recorded an insured benefit of $2.7 million. During fourth quarter of 2019 the Company wrote off real estate assets that were damaged by a hail storm at one property, which was fully covered by insurance. This amount represents the approximate insurance proceeds that were received by the Company in the prior period.

The Company had gains on real estate disposals of $75.4 million during the nine months ended September 30, 2021. Refer to Note 3 of the notes to the condensed consolidated financial statements in this report for further detail on dispositions.

Earnings from unconsolidated joint ventures for the nine months ended September 30, 2021 increased $1.4 million from the same period in 2020 primarily due to acquisition activity by our unconsolidated joint ventures during the current period, transaction costs associated with terminated acquisitions that were incurred by our R2G joint venture during the prior period which did not recur and decreased rental income not probable of collection in the current period incurred by our R2G joint venture as a result of the COVID-19 pandemic.

Interest expense for the nine months ended September 30, 2021 decreased $1.5 million, or (5.0)%, from same period in 2020. The Company had a 9.1% decrease in our average outstanding debt, which was partially offset by a 10 basis point increase in our weighted average interest rate. The decrease in our average outstanding debt is the result of $225.0 million of borrowings in March 2020 on our unsecured revolving credit facility to strengthen the Company's liquidity position due to the COVID-19 pandemic. As of September 30, 2021, the Company had $55.0 million outstanding on our unsecured revolving credit facility.

The comparability of the Company’s results of operations for the nine months ended September 30, 2021 to future periods may be significantly impacted by the effects of the COVID-19 pandemic.

Liquidity and Capital Resources

Our primary uses of capital include principal and interest payments on our outstanding indebtedness, ongoing capital expenditures such as leasing capital expenditures and building improvements, shareholder distributions, operating expenses of our business, debt maturities, acquisitions and discretionary capital expenditures such as targeted remerchandising, expansions, redevelopment and development. We generally strive to cover our principal and interest payments, operating expenses, shareholder distributions, and ongoing capital expenditures from cash flow from operations, although from time to time we have borrowed or sold assets to finance a portion of those uses. We believe the combination of cash flow from operations, cash balances, favorable relationships with our lenders, issuance of debt, property dispositions and issuance of equity securities will provide adequate capital resources to fund all of our expected uses over at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given. As discussed above, the COVID-19 pandemic outbreak has adversely impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located. The effects of COVID-19 and attempts to mitigate its outbreak have had an adverse impact on our short-term cash flow due to a significant number of tenants not paying full rent, and in some cases any rent, while their businesses were closed or adversely impacted by the pandemic. Our cash collections from tenants on monthly recurring charges has returned to almost pre-COVID-19 levels and we have rent relief agreements in place with a significant number of tenants requiring repayment of deferred rents over a period of time. Changing future business conditions related to COVID-19 could have an adverse impact on our future cash flows, which would adversely impact our liquidity and the achievement of our financial forecast.

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

At September 30, 2021 and 2020, we had $9.7 million and $220.1 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash generally consists of funds held in escrow by mortgage lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of September 30, 2021, we had no remaining debt maturing in 2021, and we had $295.0 million of unused capacity under our $350.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. Refer to Note 5 of the notes to the condensed consolidated financial statements for further discussion on our covenants.

Our liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land and discretionary capital expenditures. We continually search for investment opportunities that may require additional capital and/or liquidity. We will continue to pursue the strategy of selling non-core properties or land that no longer meet our investment criteria or advance our business strategy. Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales. We anticipate using net proceeds from the sale of properties or land to reduce outstanding debt and support current and future growth oriented initiatives. To the extent that asset sales are not sufficient to meet our long-term liquidity needs, we expect to meet such needs by raising debt or issuing equity.

We have on file with the SEC an automatic shelf registration statement relating to the offer and sale of an indeterminable amount of debt securities, preferred shares, common shares, depository shares, warrant and rights. From time to time, we may issue securities under this registration statement for working capital and other general corporate purposes.

For the nine months ended September 30, 2021, our cash flows were as follows compared to the same period in 2020:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$60,925	$41,036
Net cash used in investing activities	$(198,588)	$(15,605)
Net cash (used in) provided by financing activities	$(64,146)	$80,139

Operating Activities

Net cash provided by operating activities increased $19.9 million in the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to the following:
•Higher rental income receipts of $18.2 million as a result of the COVID-19 pandemic in 2020; and
•Cash distributions from our unconsolidated joint ventures increased $2.7 million.

Investing Activities

Net cash used in investing activities was $198.6 million in the nine months ended September 30, 2021, compared to net cash used in investing activities of $15.6 million for the same period in 2020. The $183.0 million change in net cash used in investing activities was primarily due to an increase in the acquisition of real estate of $187.5 million and an increase in the investment in unconsolidated joint ventures of $90.4 million, partially offset by an increase in the net proceeds from the sale of real estate.

On March 4, 2021, we formed RGMZ and subsequently contributed properties valued at $113.2 million to RGMZ and received net cash proceeds of $97.3 million for the 93.6% stake in RGMZ that was acquired by our joint venture partners. Refer to Note 3 of the notes to the condensed consolidated financial statements in this report for additional information related to dispositions.

Financing Activities

Net cash used in financing activities was $64.1 million in the nine months ended September 30, 2021, compared to net cash provided by financing activities of $80.1 million in 2020. The change of $144.3 million was primarily the result of the following:
•net payments on our revolving credit facility of $45.0 million in 2021, compared to net borrowings of $125.0 million in 2020; and
•repayment of our 3.75% senior unsecured notes due 2021 at maturity of $37.0 million; partially offset by
•net proceeds from the issuance of common stock of $38.6 million; and
•a decrease of $23.8 million in distributions made to our common shareholders and operating partnership unit holders.

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

On July 27, 2021, our Board of Trustees declared a quarterly cash dividend of $0.12 per common shares to shareholders of record as of September 20, 2021. Additionally, we declared a quarterly cash dividend of $0.90625 per Series D Cumulative Convertible Perpetual Preferred Share to preferred shareholders of record as of September 20, 2021. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT.  Distributions paid by us are generally expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources are used.  Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings.  The Board of Trustees will continue to evaluate the Company’s dividend policy throughout the remainder of 2021 based upon the Company's financial performance and economic outlook and intends to maintain a quarterly common dividend of at least the amount required to continue qualifying as a REIT for U.S. federal income tax requirements.

In February 2020, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time, in “at-the-market” offerings as defined in Rule 415 of the Securities Act. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the nine months ended September 30, 2021, the Company issued 3,041,120 shares of its common stock, receiving $39.5 million of gross proceeds before issuance costs, which were used for working capital and general corporate purposes. As of September 30, 2021, $60.5 million of common stock remained available for issuance under this Equity Distribution Agreement. The sale of such shares issuable pursuant to the Equity Distribution Agreement was registered with the SEC pursuant to a prospectus supplement filed in February 2020 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3 (No. 333-232007) which was filed with the SEC in June 2019.

Debt

At September 30, 2021, we had $946.4 million of debt outstanding consisting of $498.0 million in senior unsecured notes, $310.0 million of unsecured term loan facilities, $83.4 million of fixed rate mortgage loans encumbering certain properties and $55.0 million of borrowings on our revolving credit facility.

Our $808.0 million of senior unsecured notes and term loan facilities have interest ranging from 2.51% to 4.74% and are due at various maturity dates from March 2023 through December 2029.

Our $83.4 million of fixed rate mortgages have interest rates ranging from 3.76% to 5.80% and are due at various maturity dates from February 2022 through June 2026. The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $143.7 million as of September 30, 2021.

In addition, we have ten interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at September 30, 2021, we had $55.0 million of variable rate debt outstanding.

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

Subsequent to September 30, 2021, we borrowed $75.0 million on our unsecured revolving credit facility primarily to fund our pro-rata share of the Dedham Mall acquisition made by R2G.

On October 8, 2021, we and our Operating Partnership entered into a note purchase agreement with certain institutional investors in a private placement transaction pursuant to which our Operating Partnership expects to issue (i) $75.0 million aggregate principal amount of 3.70% Senior Guaranteed Notes, Series A, due November 30, 2030 and (ii) $55.0 million aggregate principal amount of 3.82% Senior Guaranteed Notes, Series B, due November 30, 2031. Such notes are unsecured and are guaranteed by the Company and certain subsidiaries of the Operating Partnership. The proceeds from the sale of the notes are expected to be used to repay all of our Operating Partnership's senior unsecured notes due in 2023 and 2024 with an aggregate principal amount of $116.5 million and weighted average interest rate of 4.33%, to pay related costs and expenses and for working capital and general corporate purposes of us and our Operating Partnership and subsidiaries.

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

As of September 30, 2021, our investments in unconsolidated joint ventures were approximately $216.4 million representing our ownership interest in four joint ventures. We account for these entities under the equity method. Refer to Note 4 of the notes to the condensed consolidated financial statements for more information.

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

Contractual Obligations

The following are our contractual cash obligations as of September 30, 2021:

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	4-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$5,380	$642	$3,156	$1,582	$—
Payments due at maturity	941,008	—	359,508	306,500	275,000
Total mortgages and notes payable (2)	946,388	642	362,664	308,082	275,000
Interest expense (3)	145,076	9,968	86,900	32,086	16,122
Finance lease (4)	1,200	100	300	200	600
Operating leases	98,033	367	4,095	1,757	91,814
Construction commitments	5,934	5,934	—	—	—
Development obligations (5)	2,390	206	589	369	1,226
Total contractual obligations	$1,199,021	$17,217	$454,548	$342,494	$384,762

(1)Amounts represent balance of obligation for the remainder of 2021.
(2)Excludes $0.5 million of unamortized mortgage debt premium and $3.0 million in net deferred financing costs.
(3)Variable-rate debt interest is calculated using rates at September 30, 2021.
(4)Includes interest payments associated with the finance lease obligation of $0.3 million.
(5)Includes interest payments associated with the development obligations of $0.5 million.

At September 30, 2021, we did not have any contractual obligations that required or allowed settlement, in whole or in part, with consideration other than cash.

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

Construction Costs

In connection with the leasing and targeted remerchandinsing of various shopping centers as of September 30, 2021, we had entered into agreements for construction activities with an aggregate remaining cost of approximately $5.9 million.

Planned Capital Spending

We are focused on enhancing the value of our existing portfolio of shopping centers through successful leasing efforts, including the reconfiguration of anchor-space and small shop lease-up.

For the remainder of 2021, we anticipate spending between $8.0 million and $12.0 million for capital expenditures, of which $5.9 million is reflected in the construction commitments in the contractual obligations table. Our 2021 estimate includes ongoing capital expenditure spending between $5.0 million and $7.0 million and discretionary capital expenditure spending between $3.0 million and $5.0 million. Ongoing capital expenditures relates to leasing costs and building improvements whereas discretionary capital expenditures relate to targeted remerchandising, outlots/expansion, and development/redevelopment. Estimates for future spending will change as new projects are approved.

Capitalization

At September 30, 2021 our total market capitalization was $2.2 billion. The table below reconciles total debt to net debt and sets forth our calculation of our total market capitalization as of September 30, 2021 and 2020:

	September 30,
	2021	2020
	(In thousands)
Notes payable, net	$943,828	$1,053,378
Add: Unamortized premiums and deferred financing costs	2,560	2,485
Pro-rata share of debt from unconsolidated joint venture	4,513	—
Finance lease obligation	875	926
Cash, cash equivalents and restricted cash	(9,675)	(220,122)
Pro-rata share of unconsolidated entities cash, cash equivalents and restricted cash	(3,510)	(2,877)
Net debt (1)	$938,591	$833,790

Common shares outstanding	83,379	80,055
Operating Partnership Units outstanding	1,827	1,909
Restricted share awards (treasury method)	1,416	167
Total common shares and equivalents	86,622	82,131
Market price per common share (at September 30, 2021 and 2020)	$12.76	$5.44
Equity market capitalization	$1,105,297	$446,793

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849	1,849
Market price per convertible preferred share (at September 30, 2021 and 2020)	$59.62	$40.00
Convertible perpetual preferred shares (at market)	$110,237	$73,960

Total market capitalization	$2,154,125	$1,354,543

Net debt to total market capitalization	43.6%	61.6%

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

At September 30, 2021, the non-controlling interest in the Operating Partnership was approximately 2.1%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all non-controlling interest OP Units, there would have been approximately 85.2 million common shares of beneficial interest outstanding at September 30, 2021, with a market value of approximately $1.1 billion.

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

The following table illustrates the calculations of FFO and Operating FFO:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income (loss)	$26,297	$(1,993)	$80,836	$(4,607)
Net (income) loss attributable to noncontrolling partner interest	(595)	46	(1,843)	106
Preferred share dividends	(1,676)	(1,676)	(5,026)	(5,026)
Net income (loss) available to common shareholders	24,026	(3,623)	73,967	(9,527)
Adjustments:
Rental property depreciation and amortization expense	18,338	18,149	53,015	56,588
Pro-rata share of real estate depreciation from unconsolidated joint ventures (1)	2,169	2,116	4,813	4,898
Gain on sale of depreciable real estate	(22,196)	—	(75,415)	—
Provision for impairment on income-producing properties	5	—	5	—
FFO available to common shareholders	22,342	16,642	56,385	51,959
Noncontrolling interest in Operating Partnership (2)	—	(46)	—	(106)
Preferred share dividends (assuming conversion) (3)	1,676	—	—	—
FFO available to common shareholders and dilutive securities	24,018	16,596	56,385	51,853

Transaction costs (4)	389	—	389	186
Insured expenses, net	—	(1,092)	—	(2,745)
Severance expense (5)	1	88	29	216
Above and below market lease intangible write-offs	—	135	(497)	(256)
Pro-rata share of acquisition costs from unconsolidated joint ventures (1)	—	6	—	407
Pro-rata share of above and below market lease intangible write-offs from unconsolidated joint ventures (1)	—	(506)	(40)	(506)
Payment of loan amendment fees (5)	—	—	—	184
Bond interest proceeds (6)	—	—	—	(213)
Operating FFO available to common shareholders and dilutive securities	$24,408	$15,227	$56,266	$49,126

Weighted average common shares	80,418	80,051	80,228	79,978
Shares issuable upon conversion of OP Units (2)	—	1,909	—	1,909
Dilutive effect of restricted stock	1,416	167	1,299	297
Shares issuable upon conversion of preferred shares (3)	7,017	—	—	—
Weighted average equivalent shares outstanding, diluted	88,851	82,127	81,527	82,184

Diluted earnings (loss) per share (7)	$0.29	$(0.05)	$0.89	$(0.12)
Per share adjustments for FFO available to common shareholders and dilutive securities	(0.02)	0.25	(0.20)	0.75
FFO available to common shareholders and dilutive securities per share, diluted	$0.27	$0.20	$0.69	$0.63

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	—	(0.01)	—	(0.03)
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.27	$0.19	$0.69	$0.60

(1)Amounts noted are included in Earnings from unconsolidated joint ventures.
(2)The total noncontrolling interest reflects OP Units convertible on a one-to-one basis into common shares. The Company's net income for the three and nine months ended September 30, 2021 (largely driven by gain on sale of real estate), resulted in an income allocation to OP Units which drove an OP Unit ratio of $0.32 and $0.97, respectively (based on 1,881 and 1,897 weighted average OP Units outstanding for the three and nine months ended September 30, 2021, respectively). In instances when the OP Unit ratio exceeds basic FFO, the OP Units are considered anti-dilutive, and as a result are not included in the calculation of fully diluted FFO and Operating FFO for the three and nine months ended September 30, 2021.
(3)7.25% Series D Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest, $0.01 par value per share paid annual dividends of $6.7 million and are currently convertible into approximately 7.0 million common shares. They are dilutive only when earnings or FFO exceed approximately $0.24 per diluted share per quarter and $0.96 per diluted share per year. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D convertible preferred shares on FFO and earnings per share in future periods. In instances when the Preferred Share ratio exceeds basic FFO, the Preferred Shares are considered anti-dilutive, and as a result are not included in the calculation of fully diluted FFO and Operating FFO for the nine months ended September 30, 2021 and the three and nine months ended September 30, 2021 and 2020.
(4)For 2021, primarily costs associated with terminated acquisitions. For 2020, costs associated with a terminated acquisition and a terminated disposition.
(5)Amounts noted are included in General and administrative expense.
(6)Amounts noted are included in Other income (expense), net.
(7)The denominator to calculate diluted earnings (loss) per share includes weighted average common shares, restricted stock and preferred shares only for the three and nine months ended September 30, 2021 and includes weighted average common shares only for the three and nine months ended September 30, 2020.

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

NOI, Same Property NOI and NOI from Other Investments are supplemental non-GAAP financial measures of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable operating properties for the reporting period. Same Property NOI for the three months ended September 30, 2021 and 2020 represents NOI from the Company's same property portfolio consisting of 42 consolidated operating properties and our 51.5% pro-rata share of five properties owned by our R2G Venture LLC unconsolidated joint venture and 100% of the 27 properties owned by our RGMZ Venture REIT LLC unconsolidated joint venture (excludes one property that is part of our Rivertowne Square multi-tenant property where activities have started in preparation for redevelopment). All properties included in Same Property NOI were either acquired or placed in service and stabilized prior to January 1, 2020. We present Same Property NOI primarily to show the percentage change in our NOI from period to period across a consistent pool of properties. The properties contributed to RGMZ Venture REIT LLC had previously been parts of larger shopping centers that we own. Accordingly, 100.0% of the NOI from these properties is included in our results for periods on or prior to March 4, 2021 and, for these prior periods, we had not separately allocated expenses attributable to the larger shopping centers between these properties and the remainder of these shopping centers. As a result, in order to help ensure the comparability of our Same Property NOI for the periods presented, we are continuing to include 100.0% of the NOI from these properties in our Same Property NOI following their contribution even though our pro rata share following March 4, 2021 is only 6.4%. Same Property NOI excludes properties under redevelopment or where activities have started in preparation for redevelopment. A property is designated as a redevelopment when planned improvements significantly impact the property. NOI from Other Investments for the three and nine months ended September 30, 2021 and 2020 represents NOI primarily from (i) Webster Place and Rivertowne Square where the Company has begun activities in anticipation of future redevelopment, (ii) certain property related employee compensation, benefits, and travel expense and (iii) noncomparable operating income and expense adjustments. Non-RPT NOI from RGMZ Venture REIT LLC represents 93.6% of the properties contributed to RGMZ Venture REIT LLC after March 4, 2021, which is our partners’ share of RGMZ Venture REIT LLC.

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

The following is a summary of our properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
Property Designation	2021	2020	2021	2020
Same-property	47	47	47	47
Acquisitions (1)	8	—	8	—
Redevelopment (2)	2	2	2	2
Total properties	57	49	57	49

(1)Includes the following wholly-owned properties for the three and nine months ended September 30, 2021: Northborough Crossing, Bellevue Place, Woodstock Square and Newnan Pavilion. Also includes the following properties owned by our R2G joint venture: East Lake Woodlands, South Pasadena, Village Shoppes of Canton and Bedford Marketplace.
(2)Includes the following properties: Rivertowne Square and Webster Place. The entire property indicated for each period is completely excluded from Same Property NOI.

The following is a reconciliation of our net income available to common shareholders to Same Property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss) available to common shareholders	$24,026	$(3,623)	$73,967	$(9,527)
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,676	1,676	5,026	5,026
Net income attributable to noncontrolling interest	595	(46)	1,843	(106)
Income tax provision	(157)	(87)	(47)	(37)
Interest expense	9,297	9,913	28,008	29,491
Earnings from unconsolidated joint ventures	(1,074)	(456)	(2,947)	(1,514)
Gain on sale of real estate	(22,196)	—	(75,415)	—
Insured expenses, net	—	(1,092)	—	(2,745)
Other expense (income), net	38	92	223	(322)
Management and other fee income	(426)	(338)	(1,272)	(917)
Depreciation and amortization	18,487	18,295	53,463	57,003
Transaction costs	389	—	389	186
General and administrative expenses	7,330	6,062	22,298	18,979
Provision for impairment	5	—	5	—
Pro-rata share of NOI from R2G Venture LLC (1)	1,858	2,006	6,196	6,156
Pro-rata share of NOI from RGMZ Venture REIT LLC (2)	90	—	153	—
Lease termination fees	(486)	(43)	(581)	(185)
Amortization of lease inducements	212	225	634	554
Amortization of acquired above and below market lease intangibles	(388)	(515)	(2,139)	(2,248)
Straight-line ground rent expense	77	77	230	230
Straight-line rental income	(392)	1,100	(2,002)	2,018
NOI	38,961	33,246	108,032	102,042
NOI from Other Investments	(2,575)	1,168	(981)	2,810
Non-RPT NOI from RGMZ Venture REIT LLC (3)	1,324	—	2,250	—
Same Property NOI	$37,710	$34,414	$109,301	$104,852

Period-end Occupancy	91.2%	92.4%	91.2%	92.4%

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
(2)Represents 6.4% of the NOI from the properties contributed to RGMZ Venture REIT LLC after March 4, 2021.
(3)Represents 93.6% of the NOI from the properties contributed to RGMZ Venture REIT LLC after March 4, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our variable rate debt, interest rates and interest rate swap agreements in effect at September 30, 2021, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.6 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $22.5 million at September 30, 2021.

We had derivative instruments outstanding with an aggregate notional amount of $310.0 million as of September 30, 2021.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.26% to 1.77% and had expirations ranging from 2023 to 2027.  The following table sets forth information as of September 30, 2021 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2021 (remaining)	2022	2023	2024	2025	Thereafter	Total	Fair Value
	(In thousands)
Fixed-rate debt	$642	$52,397	$129,388	$125,879	$182,431	$400,651	$891,388	$916,335
Average interest rate	5.3%	5.7%	3.5%	3.7%	3.7%	3.8%	3.8%	2.8%
Variable-rate debt	$—	$—	$55,000	$—	$—	$—	$55,000	$55,000
Average interest rate	—%	—%	1.2%	—%	—%	—%	—%	1.2%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at September 30, 2021 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of September 30, 2021 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in certain litigation arising in the ordinary course of business. We do not believe that any of this litigation will have a material effect on our consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations"), there have been no material changes to our risk factors during the nine months ended September 30, 2021 compared to those risk factors presented in Part I, "Item IA. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common share repurchases during the quarterly period ended September 30, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 to July 31, 2021	284	$13.32	—	—
August 1, 2021 to August 31, 2021	2,290	13.03	—	—
September 1, 2021 to September 30, 2021	3,213	12.95	—	—
Total	5,787	$13.00	—	—

During the quarterly period ended September 30, 2021, we withheld 5,787 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted share awards. The value of the common shares withheld was based on the closing price of our common shares on the applicable vesting date.

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

RPT REALTY

Date: November 4, 2021	By: /s/ BRIAN L. HARPER Brian L. Harper President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By: /s/ MICHAEL P. FITZMAURICE Michael P. Fitzmaurice Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2021	By: /s/ RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)