Form 10-K
period 2021-12-31
RPT Realty
filed 2022-02-18
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was $1,037,336,626 based upon the last reported sale price of $12.98 per share on the New York Stock Exchange on June 30, 2021. As of February 10, 2022 there were outstanding 84,801,912 Common Shares of Beneficial Interest.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders to be held in 2022 are incorporated by reference into Part III.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms. Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements. The ongoing impact of the novel coronavirus (“COVID-19”), or the impact of any future pandemic, epidemic or outbreak of any other highly infectious disease, has, and could continue to cause adverse effects on the financial condition, results of operations, cash flows and performance of the Company and our tenants (including their ability to timely make rent payments), the real estate market (including the local markets where our properties are located), the financial markets and general global economy as well as on our ability to enter into new leases or renew leases with existing tenants on favorable terms or at all. The impact COVID-19 has, and will continue to have, on the Company and its tenants is highly uncertain, cannot be predicted and will vary based upon the duration, magnitude and scope of the COVID-19 pandemic, including any related variants, the short-term and long-term effect of COVID-19 on consumer behaviors, the effectiveness and availability of vaccines or cures for COVID-19 and the willingness of people to take available vaccines, as well as the actions taken by federal, state and local governments to mitigate the impact of COVID-19, including social distancing protocols and restrictions on business activities, and the effect of any relaxation or revocation of current restrictions. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets such as the inability to obtain equity, debt or other sources of funding or refinancing on favorable terms to the Company and the costs and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; changes in the interest rate and/or other changes in the interest rate environment; the discontinuance of London Interbank Offered Rate (“LIBOR”); risks associated with bankruptcies or insolvencies or general downturn in the businesses of tenants; the potential adverse impact from tenant defaults generally or from the unpredictability of the business plans and financial condition of the Company's tenants; the execution of deferral or rent concession agreements by tenants; our business prospects and outlook; acquisition, disposition, development and joint venture risks; our insurance costs and coverages; increases in the cost of operations; risks related to cybersecurity and loss of confidential information and other business interruptions; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including in particular those set forth under “Risk Factors” in this Annual Report on Form 10-K.  Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.
PART I

Item 1. Business

The terms “Company,” “RPT,” “we,” “our,” or “us” refer to RPT Realty, RPT Realty, L.P., and/or their subsidiaries, as the context may require. The content of our website and the websites of third parties noted herein is not incorporated by reference in this Annual Report on Form 10-K.

General

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange (the “NYSE”). The common shares of beneficial interest of the Company, par value $0.01 per share (the “common shares”), are listed and traded on the NYSE under the ticker symbol “RPT”. As of December 31, 2021, the Company's property portfolio (the “aggregate portfolio”) consisted of 47 wholly-owned shopping centers, ten shopping centers owned through its grocery anchored joint venture, 38 retail properties owned through its net lease joint venture and one net lease retail property that was held for sale by the Company which together represent 14.6 million square feet of gross leasable area (“GLA”). As of December 31, 2021, the Company's pro-rata share of the aggregate portfolio was 93.1% leased.

The Company's principal executive offices are located at 19 West 44th Street, Suite 1002, New York, New York 10036 and its telephone number is (212) 221-1261. The Company’s website is rptrealty.com.

We conduct substantially all of our business through our operating partnership, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership” or “OP”).  The Operating Partnership, either directly or indirectly through partnerships or limited liability companies, holds fee title to all of our properties.  As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.  As of December 31, 2021, we owned approximately 98.0% of the Operating Partnership.  The interests of the limited partners are reflected as noncontrolling interests in our financial statements and the limited partners are generally individuals or entities that contributed interests in certain assets or entities to the Operating Partnership in exchange for units of limited partnership interest (“OP Units”).  The holders of OP Units are entitled to exchange them for our common shares on a 1:1 basis or for cash.  The form of payment is at our election.

We operate in a manner intended to qualify as a REIT pursuant to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”).  Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries (“TRSs”), which are subject to federal and state income taxes.

COVID-19

The Company continues to closely monitor the COVID-19 pandemic, including the impact on our business, our tenants, our vendors and our partners, and implement policies to mitigate the impact of COVID-19 on the Company's business as well as for the safety and protection of its employees, tenants and communities.

The spread of COVID-19, including variants thereof, has caused significant market volatility and adverse impacts on the U.S. retail market, the U.S. economy, the global economy, and financial markets. To mitigate the spread of COVID-19, federal, state and local governments issued recommendations and mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay at home” orders and social distancing protocols. However, the development and distribution of COVID-19 vaccines has assisted in allowing many restrictions to be lifted, providing a path to recovery. The overall economy continues to recover but several issues, including the changes in consumer behavior, lack of qualified employees, inflation risk, supply chain bottlenecks and COVID-19 variants have impacted the pace of the recovery.

The Company’s predominant source of revenue is from rents and reimbursable expenses received from tenants pursuant to lease agreements. Therefore, the Company’s financial results may be adversely impacted in the event our tenants are unable to make rental payments due to the COVID-19 pandemic. Although current rent collections during the second half of 2021 approached pre-pandemic levels, our rental income not probable of collection did remain elevated and new restrictions or a worsening of the COVID-19 pandemic could adversely impact the ability of tenants to pay rent. Our strong balance sheet and operational flexibility allowed us to successfully manage through the initial impact of COVID-19 while protecting our cash flow and liquidity. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to tenant bankruptcies, rejection of tenant leases in bankruptcy, difficulties in renewing or re-leasing retail space, difficulties in accessing capital, impairment of the Company’s assets and other effects that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to shareholders. See “Risk Factors” in this report.

Business Strategy

Over the past three years, the Company entered two strategic joint ventures, positioning itself to meaningfully transform the portfolio, primarily focusing on major metropolitan U.S. markets in the Northeast and Southeast regions, which are supported by strong demographics, educational attainment, tech/life science/university adjacencies, pro-business environments and job growth. As a result of our continued portfolio refinement, the Company owns a predominantly grocery anchored portfolio in the top national markets which has positioned the Company to address many of the challenges from COVID-19, while remaining opportunistic with value creation opportunities. As of December 31, 2021, the Company derived 96.1% of its annualized base rent from the top 40 national markets, such as Boston, Atlanta, Detroit and Nashville, in addition to several markets in Florida, including Tampa, Miami and Jacksonville.

Our primary business goals are to increase operating cash flows and deliver above average relative shareholder return. Specifically, we pursue the following methods to achieve these goals:

•Capitalize on accretive acquisition opportunities of open-air shopping centers through our complimentary joint venture platforms and balance sheet. We intend to pursue growth through the strategic acquisition of attractively priced open-air shopping centers and, in certain cases, sell certain separately subdivided single tenant parcels in the shopping center to our single tenant, net lease joint venture platform, highlighting the meaningful arbitrage opportunities that we can create for our shareholders.

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

•Disciplined capital recycling strategy. We employ a data-driven and rigorous investment management strategy by selectively selling assets with returns and value that have been maximized and redeploying the capital into leasing, redevelopment and acquisition of properties.

•Remerchandise and redevelop our assets. Our strategy is to strategically remerchandise and redevelop certain of our existing properties where we have significant pre-leasing and can improve tenant credit and term, enhance the merchandising mix or augment the consumer experience with an alternative non-retail use, while generating attractive returns, and driving meaningful value creation.

•Hands-on active asset management. We proactively manage our properties, employ data-driven targeted leasing strategies, maintain strong tenant relationships, drive rent and occupancy, focus on reducing operating expenses and property capital expenditures, and attract high quality and creditworthy tenants; all of which we believe enhances the value of our properties.

•Curate our real estate to align with the current and future shopping center landscape. We intend to leverage technology and data, optimize distribution points for brick-and-mortar and e-commerce purchases, engage in best-in-class sustainability programs and create an optimal merchandising mix to continue to attract and engage our shoppers.

•Maintain a strong, flexible and investment grade balance sheet. Our strategy is to maintain low leverage and high liquidity, proactively manage and stagger our debt maturities and retain access to diverse sources of capital to support the business in any environment.

•Retain motivated, talented and high performing employees. To facilitate the attraction, retention and promotion of a talented and diverse workforce, we provide competitive compensation, best-in-class benefits and health and wellness programs, and champion programs that build connections between our employees and the communities where they live and at the properties we own.

Operating Strategies and Significant Transactions

Our operating objective is to maximize the risk-adjusted return on invested capital at our shopping centers. We proactively manage our properties, employ data-drive targeted leasing strategies, maintain strong tenant relationships, drive rent and occupancy, focus on reducing operating expenses and property capital expenditures, and attract high quality and creditworthy tenants; all of which we believe enhances the value of our properties.

During 2021, our properties reported the following leasing activity, which is shown at pro-rata except for number of leasing transactions and square feet:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	141	1,015,429	$16.12	$15.40	$1.68	$0.01
New Leases - Comparable	32	272,580	$16.31	$12.31	$85.34	$7.94
New Leases - Non-Comparable (4)	66	374,702	$17.71	N/A	$48.98	$5.74
Total	239	1,662,711	$16.51	N/A	$24.65	$2.48

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

Investing Activities and Significant Transactions

Our investment thesis is to acquire high quality open-air shopping centers and single tenant, net lease retail assets in the top U.S. MSA’s at attractive risk-adjusted returns. Our data-driven and stringent criteria for acquisition opportunities include a strong demographic profile, educational attainment, tech/life science/university adjacencies, pro-business environments, job growth, high exposure to essential tenants and tenant credit/term. We also employ a disciplined data driven capital recycling strategy by selectively selling assets with returns and value that have been maximized and redeploying the capital into leasing, remerchandising, redevelopment, and acquisition of properties.

On March 4, 2021, we formed a new core net lease retail real estate joint venture, RGMZ Venture REIT LLC (“RGMZ”), with an affiliate of GIC Private Limited (“GIC”), an affiliate of Zimmer Partners (“Zimmer”) and an affiliate of Monarch Alternative Capital LP (“Monarch”). RGMZ is to be seeded with single-tenant, net lease retail properties that have been, or will be created, by the Company upon the subdivision of certain parcels from our existing open-air shopping centers. As of December 31, 2021, the Company had contributed 31 net lease retail properties of the initial agreed-upon seeded properties, that had been created by us upon the subdivision of certain parcels from our existing open-air shopping centers, valued at $120.3 million to RGMZ. Upon contribution, the Company received $108.5 million in gross cash proceeds ($104.2 million in net cash proceeds), as well as a combined $8.2 million preferred equity investment stake in the Zimmer and Monarch affiliates, in exchange for the 93.6% stake in RGMZ that was acquired by the other joint venture partners. The Company retained a 6.4% stake in RGMZ, maintains day-to-day management of the portfolio and earns management, leasing and construction fees. The Company is also responsible for sourcing future acquisitions for RGMZ. GIC, Zimmer, Monarch and the Company have committed to fund $470.0 million in RGMZ within the first three years for approved acquisitions, including the initial investment portfolio that was contributed by the Company. RGMZ will target the acquisition of over $1.2 billion of strategic assets, with 60-65% target leverage, creating a scalable, stable-growth investment platform. RGMZ has a $240.0 million secured credit facility that includes an accordion feature allowing it to increase future potential commitments up to a total capacity of $500.0 million. As of December 31, 2021, RGMZ had $109.5 million of unused capacity under its $240.0 million secured credit facility. RPT and certain of the other joint venture partners will have consent rights for all future acquisitions, and also have approval rights in connection with annual budgets and other specified major decisions. We cannot make significant decisions without our partner’s approval. Accordingly, we account for our interest in the joint ventures using the equity method.

During the year ended December 31, 2021, we closed on five shopping center acquisitions for an aggregate amount of $202.6 million. Also, during the year ended December 31, 2021, we closed on two shopping center dispositions for an aggregate amount of $59.5 million. Refer to Note 4 of the notes to our consolidated financial statements in this report for additional information related to acquisitions and dispositions.

During the year ended December 31, 2021, our R2G Venture LLC (“R2G”) joint venture closed on five shopping center acquisitions for an aggregate amount of $301.9 million. Refer to Note 6 of the notes to our consolidated financial statements in this report for additional information related to acquisitions and dispositions by our unconsolidated joint ventures.

Financing Strategies and Significant Transactions

The strength and flexibility of the Company's balance sheet is core to its strategy. Our strong balance sheet and liquidity profile is evidenced by our investment grade credit ratings of BBB- from a nationally recognized credit rating agency. Our strategy is to maintain low leverage and high liquidity, proactively manage and stagger our debt maturities and retain access to diverse sources of capital to support the business in any environment.

Debt

On June 28, 2021, we repaid $37.0 million of outstanding debt, which constituted repayment in full of the Operating Partnership's 3.75% senior unsecured notes due 2021, issued pursuant to the note purchase agreement dated June 27, 2013, as amended. Accordingly, on June 28, 2021, all outstanding notes and other obligations of the Operating Partnership and guarantors under such note purchase agreement were paid and satisfied.

On October 8, 2021, the Company and the Operating Partnership entered into a note purchase agreement with the various institutional investors named therein and, on December 22, 2021, closed a private placement of the Operating Partnership’s (i) $75.0 million aggregate principle amount of 3.70% Senior Guaranteed Notes, Series A, due November 30, 2030 (the “2030 Notes”) and (ii) $55.0 million aggregate principle amount of 3.82% Senior Guaranteed Notes, Series B, due November 30, 2031 (the “2031 Notes”). Such notes are unsecured and are guaranteed by the Company and certain subsidiaries of the Operating Partnership. The 2030 Notes bear interest at an annual fixed rate of 3.70%, and the 2031 Notes bear interest at an annual fixed rate of 3.82%. A portion of the proceeds were used to repay the Operating Partnership's (i) $41.5 million aggregate principal amount of 4.12% senior unsecured notes due 2023 for an aggregate amount of $43.6 million, which included a prepayment penalty of $2.1 million, (ii) $50.0 million aggregate principal amount of 4.65% senior unsecured notes due 2024 for an aggregate amount of $54.3 million, which included a prepayment penalty of $4.3 million and (iii) $25.0 million aggregate principal amount of 4.05% senior unsecured notes due 2024 for an aggregate amount of $27.0 million, which included a prepayment penalty of $2.0 million. In conjunction with these early repayments, we wrote off unamortized deferred financing costs of $0.2 million.

On November 8, 2021, the Company repaid a mortgage note secured by Bridgewater Falls Shopping Center totaling $51.5 million with an interest rate of 5.70%.

During the fourth quarter 2021, our R2G joint venture closed on two new mortgages totaling $29.1 million, or $15.0 million at the Company's pro-rata share at a weighted average interest rate of 2.94%.

At December 31, 2021, we had $315.0 million available to draw under our unsecured revolving line of credit, subject to compliance with applicable covenants. See the subsection “Debt” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” below for additional discussion regarding the Company's outstanding financial covenants and related amendments thereto.

Equity

In February 2020, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the year ended December 31, 2021, the Company issued 3,483,120 shares of its common stock, receiving $45.7 million of gross proceeds before issuance costs, which were used for working capital and general corporate purposes. As of December 31, 2021, $54.3 million of common stock remained available for issuance under this Equity Distribution Agreement. The sale of such shares issuable pursuant to the Equity Distribution Agreement was registered with the SEC pursuant to a prospectus supplement filed in February 2020 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3 (No. 333-232007) which was filed with the SEC in June 2019.

Sustainability

We continue to advance our commitment to sustainability with a focus on each of the Environmental, Social and Governance (“ESG”) areas of sustainability. We believe that sustainability initiatives are a vital part of supporting our primary goal to maximize value for our shareholders. The following components are the foundation of our ESG program:

•Stakeholder Engagement: We maintain regular engagement with our various key stakeholders, including employees, shareholders, tenants, communities and vendors in order to report, discuss and highlight issues of importance, including ESG topics, to each of the stakeholder groups.
•Environmental Stewards: We are focused on becoming model environmental stewards by implementing measures that will reduce our carbon footprint and consumption of natural resources. Our environmental sustainability initiatives aim to safeguard the environment and improve the energy efficiency of our portfolio and corporate office locations, while lowering operating costs.
•Employees: We strive to create an environment for our employees that results in high levels of employee satisfaction by focusing on diversity, equity and inclusion, health and well-being programs, employee development and training at all levels and equitable and competitive pay policies. Our employees also strive to give back to the communities in which we operate through charitable giving and volunteer opportunities.
•Governance: “Executing with Integrity” is one of our core values. We believe that good corporate governance will yield long-term success and create a culture of uncompromising integrity and transparency in all levels of our Company’s governance structure, reporting, business and transactions.

In 2021, we published our inaugural Corporate Sustainability Report highlighting our 2020 initiatives, goals and achievements. More information about our corporate responsible and ESG practices can be found on the Company’s website in the Corporate Sustainability Report. The content of our website, including information relating to corporate responsibility, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Human Capital

We employed 125 full-time employees as of December 31, 2021. None of our employees are represented by a competitive bargaining unit, and we believe our relations with our employees are good. We believe our employees are key to achieving our business objectives and our corporate purpose of Turning Commercial Ground into Common Ground.

The Company is committed to continually building upon a culture that promotes empowerment, transparency and excellence and we strive to make the Company a safe workplace, with opportunities for our employees to grow and develop in their careers. We appreciate the importance of having a diverse and inclusive workforce and are committed to integrating diversity and inclusion practices and initiatives into all aspects of our business, training and development. As a demonstration of our commitment to maintaining an inclusive and safe work environment, all of our employees are required to comply with and complete training on our Code of Business Conduct and Ethics that governs the standard for appropriate behaviors as well as complete discrimination, harassment and retaliation prevention training.

To facilitate the attraction, retention and promotion of a talented and diverse workforce, we provide competitive compensation, best in class benefits and health and wellness programs, training and professional development programs and champion programs that build connections between our employees and the communities where they live and at the properties we own.

Our comprehensive benefits package offers flexible and convenient health and wellness options such as health insurance benefits, health savings and flexible spending accounts, paid time off, family leave, parental leave and family care resources. Throughout the COVID-19 pandemic and beyond we have emphasized the importance of mental wellness and have offered several virtual healthcare options. On an ongoing basis, we further promote the health and wellness of our associates by encouraging work-life balance through RPT Remote, our flexible work initiative, and sponsoring various wellness programs and corporate challenges, whereby employees are encouraged to incorporate healthy habits into their daily routines. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes requiring our employees to work from home and implementing additional safety measures for employees continuing to work on-site and those returning to the office upon reopening. In order to promote transparency and employee engagement, we distribute employee surveys to gauge employee satisfaction on a variety of issues and hold companywide town halls. Additionally, RPT supports philanthropical initiatives and partners with organizations that are committed to improving the overall quality of life in our communities. We support various organizations annually through charitable giving and volunteerism through our “Act Locally Give Globally” program. We also provide competitive compensation packages to our employees. In addition to base salaries, these packages include annual bonuses, stock awards and participation in a 401(k) Plan.

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

Our tenants compete with alternate forms of retailing, including on-line shopping, home shopping networks and mail order catalogs.  Alternate forms of retailing may reduce the demand for space in our shopping centers. We indirectly share exposure to these same competitive factors because our ability to generate revenue may be connected to the success of our tenants.

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

Available Information

All reports we electronically file with, or furnish to, the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports, are available, free of charge, on our website at rptrealty.com, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. These filings are also available at the SEC's website at www.sec.gov. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Board of Trustees’ committee charters also are available on our website. The information on our website is neither part of nor incorporated by reference in this Annual Report on Form 10-K.

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

The COVID-19 pandemic, including the emergence of various variants, has had and could continue to have, and another pandemic in the future could have, significant adverse repercussions across regional and global economies and financial markets and contribute to significant volatility and negative pressure in financial markets. The extent to which COVID-19, or any future pandemic, epidemic or outbreak of any other highly infectious disease, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted accurately, including the scope, severity and duration of such pandemic, the emergence and characteristics of new variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available COVID-19 vaccines, all of which could vary by geographic area, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19 on our business and the businesses of our tenants. Nevertheless. COVID-19, or any future pandemic, epidemic or outbreak of any other highly infectious disease, may materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance and may also have the effect of heightening many of the risks described below and within this “Risk Factors” section, including:
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

Our performance depends on the economic conditions in the markets in which we operate.  As of December 31, 2021 and 2020, the pro-rata portion of our aggregate properties located in Florida and Michigan accounted for approximately 20.7% and 16.2%, and 22.1% and 19.2%, respectively, of our annualized base rent. To the extent that market conditions in these or other states in which we operate deteriorate, the performance or value of our properties may be adversely affected.

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

As of December 31, 2021, 42.2% of our contractual combined annualized base rents was from our top 25 tenants, including our top five tenants:  TJX Companies (5.2%), Dick's Sporting Goods (3.8%), Bed Bath & Beyond (2.7%), LA Fitness (2.6%) and PetSmart (2.2%). No other tenant represented more than 2.0% of our total annualized base rent.  The credit risk posed by our major tenants varies.

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

No assurance can be given that we will be able to recover the current carrying amount of all of our properties and those of our unconsolidated joint ventures.  There can be no assurance that we will not take charges in the future related to the impairment of our assets. Impairment may be impacted by macroeconomic conditions, including those caused by global pandemics, such as COVID-19, which may result in property operational disruption and indicate that the carrying amount may not be recoverable. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.  We recorded an impairment provision of $17.2 million in 2021 related to our income producing shopping centers.  Refer to Note 1 of the notes to the consolidated financial statements for further information related to impairment provisions.

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

As of December 31, 2021, we had ten interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt. After accounting for these interest rate swap agreements, we had $35.0 million of variable rate debt outstanding at December 31, 2021.  Increases in interest rates on our existing indebtedness would increase our interest expense, which would adversely affect our cash flow and our ability to distribute cash to our shareholders.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2021 increased by 1.0%, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $0.4 million annually.  Interest rate increases could also constrain our ability to refinance maturing debt because lenders may reduce their advance rates in order to maintain debt service coverage ratios.

Our debt must be refinanced upon maturity, which makes us reliant on the capital markets on an ongoing basis.

We are not structured in a manner to generate and retain sufficient cash flow from operations to repay our debt at maturity.  Instead, we expect to refinance our debt by raising equity, debt or other capital prior to the time that it matures.  As of December 31, 2021, we had $885.0 million of outstanding indebtedness, net of deferred financing costs, including $0.8 million of finance lease obligations. The availability, price and duration of capital can vary significantly.  If we seek to refinance maturing debt when capital market conditions are restrictive, we may find capital scarce, costly or unavailable.  Refinancing debt at a higher cost would affect our operating results and cash available for distribution.  The failure to refinance our debt at maturity would result in default and the exercise by our lenders of the remedies available to them, including foreclosure and, in the case of recourse debt, liability for unpaid amounts.

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

As of December 31, 2021, we had $31.9 million of mortgage debt, net of unamortized premiums and deferred financing costs, encumbering our properties.  A default on any of our mortgage debt may result in foreclosure actions by lenders and ultimately our loss of the mortgaged property.  For federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds.

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

Further, if we are not able to maintain compliance with our covenants due to the impact of COVID-19 or otherwise, or obtain waivers or modifications in order to maintain compliance, our lenders and note holders of our unsecured debt would have the right to accelerate payment, including make whole payments where applicable, which would have a material adverse impact on our financial condition.

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

There were 849,547 shares of unvested restricted common shares outstanding at December 31, 2021.

The discontinuance of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations.

The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform and replacement, with most LIBOR tenors not expected to be published after June 30, 2023. In the U.S., the Alternative Reference Rates Committee (“AARC”), which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. We have material contracts that are indexed to USD-LIBOR, and for some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract.

The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or swaps, but if our contracts indexed to LIBOR, including certain contracts governing our variable rate debt and our interest rate swaps, are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available. Additionally, although SOFR is the AARC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.

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

Our Operating Partnership indirectly owns 51.5% of the common shares of each of five subsidiary REITs that will elect to be taxed as REITs under the U.S. federal income tax law for their short taxable year ended December 31, 2021. Our subsidiary REITs are subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If any of our subsidiary REITs were to fail to qualify as a REIT, then (i) such subsidiary REITs would become subject to U.S. federal income tax and (ii) our ownership of shares in such subsidiary REITs would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If our subsidiary REITs were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We intend to implement certain protective arrangements intended to avoid such an outcome if our subsidiary REITs were not to qualify as a REIT, but there can be no assurance that such arrangements will be effective to avoid the resulting adverse consequences to us.

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

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties

As of December 31, 2021, the Company's property portfolio (the “aggregate portfolio”) consisted of 47 wholly-owned shopping centers, ten shopping centers owned through its grocery anchored joint venture (R2G) and 38 retail properties owned through its net lease joint venture (RGMZ) and one net lease retail property that was held for sale by the Company which together represent 14.6 million square feet (“SF”) of GLA.  Our wholly-owned properties comprised approximately 11.3 million square feet of GLA.

Property Name	Location City	State	Ownership %	Year Built / Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Major Tenants (2)
Atlanta [MSA Rank 9]
Holcomb Center	Alpharetta	GA	100%	1986/1996/2010	107,193	37.8%	$12.52	Zoo Health Club
Newnan Pavilion	Newnan	GA	100%	1998/2021/2013	460,962	91.4%	8.50	Aldi, Home Depot, Kohl's, PetSmart, Ross Dress for Less
Peachtree Hill	Duluth	GA	100%	1986/2015/NA	89,075	97.6%	20.97	LA Fitness, (Kroger)
Promenade at Pleasant Hill	Duluth	GA	100%	1993/2004/NA	258,692	100.0%	11.62	BioLife Plasma Services, K1 Speed, LA Fitness, Publix
Woodstock Square	Woodstock	GA	100%	2001/2021/NA	218,859	98.4%	14.98	Kohl's, Office Max, Old Navy, PetSmart, Ulta Salon, (Target)
Austin [MSA Rank 29]
Lakehills Plaza	Austin	TX	100%	1980/2019/2019	75,910	95.3%	26.76	Dollar Tree, TruFusion, (Target)
Baltimore [MSA Rank 21]
Crofton Centre	Crofton	MD	100%	1974/2015/NA	252,230	98.7%	10.15	At Home, Dollar Tree, Gold's Gym, Shoppers Food Warehouse
Boston [MSA Rank 11]
Northborough Crossing	Northborough	MA	100%	2011/2021/NA	377,613	94.1%	12.49	Dick's Sporting Goods, Homesense, Kohl's, Michaels, Old Navy, PetSmart, TJ Maxx, Ulta Beauty, (BJ's Wholesale Club), (Wegmans)
Chicago [MSA Rank 3]
Deer Grove Centre	Palatine	IL	100%	1997/2013/2013	209,256	79.8%	9.56	Dollar Tree, Hobby Lobby, Petco, Ross Dress for Less, T.J. Maxx, (Aldi), (Target)
Mount Prospect Plaza	Mount Prospect	IL	100%	1958/2013/2013	227,690	94.2%	14.38	Aldi, AutoZone, Burlington Coat Factory, Dollar Tree, LA Fitness, Marshalls, Ross Dress for Less, (Wal-Mart)
Cincinnati [MSA Rank 30]
Bridgewater Falls	Hamilton	OH	100%	2005/2014/NA	503,340	92.2%	14.35	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, J.C. Penney, Michaels, Old Navy, PetSmart, Staples, T.J. Maxx, Ulta Beauty, (Target)
Buttermilk Towne Center	Crescent Springs	KY	100%	2005/2014/NA	183,020	97.9%	13.28	Field & Stream, LA Fitness, Petco, Remke Market, (Home Depot)
Deerfield Towne Center	Mason	OH	100%	2004/2013/2018	469,250	89.2%	20.81	Ashley Furniture HomeStore, Bed Bath & Beyond, buybuy Baby, CoHatch, Crunch Fitness Dick's Sporting Goods, Regal Cinemas, Ulta Beauty, Whole Foods Market
Columbus [MSA Rank 32]
Olentangy Plaza	Columbus	OH	100%	1981/2015/1997	252,143	91.8%	13.39	Aveda Institute Columbus, BioLife Plasma Services, Dollar Tree, Eurolife Furniture, Marshalls, Micro Center
The Shops on Lane Avenue	Upper Arlington	OH	100%	1952/2015/2004	184,280	94.7%	26.52	Bed Bath & Beyond, CoHatch, Ulta Beauty, Whole Foods Market

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Major Tenants (2)
Denver [MSA Rank 19]
Front Range Village	Fort Collins	CO	100%	2008/2014/NA	467,824	97.6%	20.04	2nd and Charles, Burlington Coat Factory, Cost Plus World Market, DSW, Microsoft Corporation, Nike, Staples, Ulta Beauty, Urban Air Adventure Park, Zone Athletic Clubs, (Fort Collins Library), (Lowes), (Sprouts Farmers Market), (Target)
Detroit [MSA Rank 14]
Clinton Pointe	Clinton Township	MI	100%	1992/2003/NA	135,450	78.2%	10.32	Dollar Tree, Famous Footwear, OfficeMax, Planet Fitness, T.J. Maxx, (Target)
Hunter's Square	Farmington Hills	MI	100%	1988/2013/NA	352,772	92.5%	16.64	Bed Bath & Beyond, buybuy Baby, Dollar Tree, DSW, Marshalls, Old Navy, Saks Fifth Avenue Off 5th, T.J. Maxx
Southfield Plaza	Southfield	MI	100%	1969/1996/2003	190,099	94.4%	9.54	Big Lots, Burlington Coat Factory, Forman Mills
Tel-Twelve	Southfield	MI	100%	1968/1996/2005	193,850	99.2%	19.69	Best Buy, buybuy Baby (3), DSW, Michaels, PetSmart, Ulta Beauty, (Lowe's), (Meijer)
Troy Marketplace	Troy	MI	100%	2000/2013/2010	249,466	96.5%	22.44	Golf Galaxy, LA Fitness, Nordstrom Rack, PetSmart, (REI)
West Oaks I Shopping Center	Novi	MI	100%	1979/1996/2004	259,183	100.0%	17.71	DSW, Gardner White Furniture, Home Goods, Michaels, Nordstrom Rack, Old Navy, The Container Store
West Oaks II Shopping Center	Novi	MI	100%	1986/1996/2000	191,050	78.1%	19.45	Jo-Ann, Marshalls, (ABC Warehouse), (Bed Bath & Beyond), (Bob's Discount Furniture), (Kohl's), (Value City Furniture)
Winchester Center	Rochester Hills	MI	100%	1980/2013/NA	315,856	90.8%	12.75	Bed Bath & Beyond, Burlington Coat Factory, Dick's Sporting Goods, Marshalls, Michaels, PetSmart
Indianapolis [MSA Rank 33]
Merchants' Square	Carmel	IN	100%	1970/2010/2014	232,284	94.6%	12.70	Aveda Fredric's Institute, Cost Plus World Market, Flix Brewhouse, Petco, Planet Fitness
Jacksonville [MSA Rank 39]
Parkway Shops	Jacksonville	FL	100%	2013/2008/NA	144,114	100.0%	12.04	Dick's Sporting Goods, Hobby Lobby, Marshalls, (Aldi), (Wal-Mart Supercenter)
River City Marketplace	Jacksonville	FL	100%	2005/2005/NA	580,661	90.0%	17.91	Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy, Burlington Coat Factory, Dollar Tree, Duluth Trading, Michaels, OfficeMax, Old Navy, PetSmart, Regal Cinemas, Ross Dress for Less, (Aldi), (Lowe's), (Wal-Mart Supercenter)
Miami [MSA Rank 7]
Marketplace of Delray	Delray Beach	FL	100%	1981/2013/2010	213,202	91.8%	13.66	Dollar Tree, Office Depot, Ross Dress for Less, Winn-Dixie
Rivertowne Square	Deerfield Beach	FL	100%	1980/1998/2010	143,702	93.0%	9.50	Bealls, Winn-Dixie
West Broward Shopping Center	Plantation	FL	100%	1965/2013/NA	129,426	73.6%	12.56	Badcock, DD's Discounts, Dollar Tree, Save-A-Lot, US Post Office, (Walgreens)

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Major Tenants (2)
Milwaukee [MSA Rank 40]
Nagawaukee Center	Delafield	WI	100%	1994/2012-13/NA	220,083	100.0%	15.82	HomeGoods, Kohl's, Marshalls, Sierra Trading Post, (Sentry Foods)
West Allis Towne Centre	West Allis	WI	100%	1987/1996/2011	326,223	86.0%	10.74	Burlington Coat Factory, Citi Trends, Dollar Tree, Harbor Freight Tools, Hobby Lobby, Ross Dress for Less, Xperience Fitness
Minneapolis [MSA Rank 16]
Centennial Shops	Edina	MN	100%	2008/2016/NA	85,230	100.0%	43.21	Pinstripes, The Container Store, West Elm
Woodbury Lakes	Woodbury	MN	100%	2005/2014/NA	360,038	88.6%	20.49	Alamo Drafthouse Cinema, buybuy Baby, DSW, GAP, H&M, Michaels, Victoria's Secret, (Trader Joe's)
Nashville [MSA Rank 36]
Bellevue Plaza	Nashville	TN	100%	2002/2021/NA	77,099	97.9%	13.20	Bed Bath & Beyond, Petco, Planet Fitnees
Providence Marketplace	Mt. Juliet	TN	100%	2006/2017/NA	622,718	98.0%	13.42	Belk, Best Buy, Books A Million, Dick's Sporting Goods, J.C. Penney, JoAnn Fabrics, Old Navy, PetSmart, Regal Cinema, Ross Dress for Less, Staples, T.J. Maxx/HomeGoods, (Kroger), (Target)
St. Louis [MSA Rank 20]
Central Plaza	Ballwin	MO	100%	1970/2012/2012	163,625	95.7%	12.38	buybuy Baby, Dollar Tree, Jo-Ann, Old Navy, Ross Dress for Less
Deer Creek Shopping Center	Maplewood	MO	100%	1975/2013/2013	208,122	98.5%	10.70	buybuy Baby, Club Fitness, Dollar Tree, Jo-Ann, Marshalls, Ross Dress for Less
Heritage Place	Creve Coeur	MO	100%	1989/2011/2005	269,197	97.8%	14.73	Dierbergs Markets, Dollar Tree, Marshalls, Office Depot, Petco, T.J. Maxx
Tampa [MSA Rank 18]
Cypress Point	Clearwater	FL	100%	1983/2013/NA	168,736	98.5%	13.01	At Home, The Fresh Market
Highland Lakes	Palm Harbor	FL	100%	1979/2021/NA	81,544	92.8%	14.96	Michaels
Lakeland Park Center	Lakeland	FL	100%	2014/NA/NA	232,313	98.3%	14.39	Dick's Sporting Goods, Floor & Décor, Northern Tool, Old Navy, Petsmart, Ross Dress for Less, Ulta Beauty, (Target)
Shoppes of Lakeland	Lakeland	FL	100%	1985/1996/NA	179,470	100.0%	13.50	Ashley Furniture HomeStore, Dollar Tree, Michaels, Petco, Staples, T.J. Maxx, (Target)
Village Lakes Shopping Center	Land O' Lakes	FL	100%	1987/1997/NA	168,048	100.0%	10.91	Bealls Outlet, Dollar Tree, Marshalls, Ross Dress for Less, You Fit Health Club
Properties Not in Top 40 MSA's
Spring Meadows Place	Holland	OH	100%	1987/1996/2005	314,514	85.7%	11.25	Ashley Furniture HomeStore, Big Lots, Dollar Tree, DSW, Guitar Center, HomeGoods, Michaels, OfficeMax, PetSmart, T.J. Maxx, (Best Buy), (Dick's Sporting Goods), (Sam's Club), (Target), (Wal-Mart)
Treasure Coast Commons	Jensen Beach	FL	100%	1996/2013/NA	91,656	100.0%	12.92	Barnes & Noble, Beall's Outlet Store, Dick's Sporting Goods
Vista Plaza	Jensen Beach	FL	100%	1998/2013/NA	109,761	100.0%	15.17	Bed Bath & Beyond, Michaels, Total Wine & More
CONSOLIDATED SHOPPING CENTERS TOTAL/AVERAGE					11,346,829	93.1%	$14.98

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Major Tenants (2)
JOINT VENTURE PORTFOLIO
Coral Creek Shops	Coconut Creek	FL	51.5%	1992/2002/NA	112,736	96.3%	20.91	Advance Auto Parts, Publix
East Lake Woodlands	Palm Harbor	FL	51.5%	1982/2021/NA	104,431	100.0%	18.50	Walgreens, Wal-Mart
Mission Bay Plaza	Boca Raton	FL	51.5%	1989/2013/NA	262,701	81.6%	28.49	Dick's Sporting Goods, LA Fitness, The Fresh Market
South Pasadena	South Pasadena	FL	51.5%	1959/2021/1971	163,746	97.2%	13.26	Ace Hardware, Bealls, CVS, Wal-Mart
The Crossroads	Royal Palm Beach	FL	51.5%	1988/2002/NA	121,509	91.6%	18.07	Dollar Tree, Publix, Walgreens
Bedford Marketplace	Bedford	MA	51.5%	1966/2021/2016	153,725	97.4%	22.55	Marshalls, Whole Foods Market
Dedham Mall	Dedham	MA	51.5%	1960/2021/NA	510,154	95.7%	20.32	At Home, Bob's Discount Furniture, Burlington Coat Factory, Dick's Sporting Goods, DSW, Old Navy, Super Stop & Shop, TJ Maxx
Village Shoppes at Canton	Canton	MA	51.5%	1966/2021/2001	283,979	86.6%	19.50	CVS, Marshalls, Shaws Supermarket, Wow Workout World
The Shops at Old Orchard	West Bloomfield	MI	51.5%	1972/2013/2011	96,798	100.0%	19.85	Plum Market
Town & Country Crossing	Town & Country	MO	51.5%	2008/2011/2011	188,288	92.7%	28.23	HomeGoods, Whole Foods Market, (Target)
Net Lease Portfolio - RGMZ Venture REIT LLC	Various	N/A	6.4%	Various	1,247,071	96.7%	11.95
AGGREGATE PORTFOLIO TOTAL/AVERAGE					14,591,967	93.1%	$15.45

(1) Average base rent per leased square foot is calculated based on annual minimum contractual base rent pursuant to the tenant lease, excluding percentage rent and recovery income from tenants and COVID-19 related abatements, and is net of tenant concessions. Percentage rent and recovery income from tenants is presented separately in our consolidated statements of operations and comprehensive income (loss).
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

The following table sets forth as of December 31, 2021 the breakdown of GLA between anchor and small shop tenants, of our wholly-owned properties portfolio comprised of 47 properties, the pro-rata share of the 10 shopping centers owned through R2G, the pro-rata share of 38 retail properties owned through RGMZ and the pro-rata share of one net lease retail property that was held for sale as of December 31, 2021 (the “aggregate pro-rata portfolio”):

Type of Tenant	Annualized Base Rent	% of Total Annualized Base Rent	GLA	% of Total GLA
Anchor (1)	$100,506,563	57.5%	8,846,862	71.0%
Small Shop (2)	74,176,827	42.5%	3,608,572	29.0%
Total	$174,683,390	100.0%	12,455,434	100.0%

(1) Anchor tenant is defined as any tenant leasing 10,000 square feet or more.
(2) Small shop tenant is defined as any tenant leasing less than 10,000 square feet.

The following table provides, as of December 31, 2021, information regarding leases with the 25 largest retail tenants (in terms of annualized base rent) for the aggregate pro-rata portfolio:

Tenant Name	Credit Rating S&P/Moody's (1)	Number of Leases	Number of Leases in the R2G Portfolio	GLA	% of Total Company Owned GLA	Total Annualized Base Rent	Annualized Base Rent / SF	% of Annualized Base Rent
TJX Companies (2)	A/A2	28	4	814,694	6.5%	$9,066,533	$11.13	5.2%
Dick's Sporting Goods (3)	--/--	12	2	533,850	4.3%	6,665,145	12.49	3.8%
Bed Bath & Beyond (4)	B+/Ba3	13	—	401,568	3.2%	4,688,096	11.67	2.7%
LA Fitness	CCC+/Caa1	6	1	233,419	1.9%	4,458,844	19.10	2.6%
PetSmart	B/B2	11	—	243,963	2.0%	3,790,868	15.54	2.2%
Regal Cinemas	CCC/Caa2	3	—	169,660	1.4%	3,570,686	21.05	2.0%
Michaels Stores	B/B1	11	—	257,790	2.1%	3,409,234	13.22	2.0%
Gap, Inc. (5)	BB/Ba2	15	2	187,600	1.5%	3,277,902	17.47	1.9%
Burlington Coat Factory	BB+/Ba2	7	1	292,026	2.4%	3,135,517	10.74	1.8%
ULTA Salon	--/--	11	—	113,867	0.9%	2,869,969	25.20	1.6%
Ross Stores (6)	BBB+/A2	12	—	312,524	2.5%	2,851,348	9.12	1.6%
Kohl's	BBB-/Baa2	5	—	365,671	2.9%	2,597,303	7.10	1.5%
DSW	--/--	6	—	119,656	1.0%	2,344,792	19.60	1.3%
Five Below	--/--	15	2	125,034	1.0%	2,181,781	17.45	1.3%
Whole Foods	AA/A1	4	2	112,888	0.9%	2,151,674	19.06	1.2%
Best Buy	BBB+/A3	4	—	134,129	1.1%	2,104,147	15.69	1.2%
Dollar Tree	BBB/Baa2	20	2	195,057	1.6%	2,049,552	10.51	1.2%
Jo-Ann Fabrics and Craft Stores	B/B2	5	—	153,188	1.2%	1,961,088	12.80	1.1%
At Home	B/B2	3	1	225,985	1.8%	1,845,831	8.17	1.1%
Office Depot (7)	--/--	6	—	140,394	1.1%	1,787,098	12.73	1.0%
Pinstripes	--/--	1	—	32,414	0.2%	1,600,000	49.36	0.9%
Ashley Furniture HomeStore	--/--	4	—	147,778	1.2%	1,463,243	9.90	0.8%
Nordstrom	BB+/Ba1	2	—	69,803	0.5%	1,360,182	19.49	0.8%
The Container Store	B/B1	2	—	45,011	0.3%	1,251,857	27.81	0.7%
Hobby Lobby	--/--	3	—	159,970	1.3%	1,150,000	7.19	0.7%
Total top 25 tenants		209	17	5,587,939	44.8%	$73,632,690	$13.18	42.2%

(1)Source: Latest Company filings, as of December 31, 2021, per CreditRiskMonitor, Standard and Poors, and Moody's. Credit ratings relate to the parent or other affiliated entity that has obtained a rating and may not relate solely to the entities that are financially responsible for the lease.
(2)Marshalls (12) / TJ Maxx (10) / HomeGoods (4) / Sierra Trading Post (1) / Homesense (1)
(3)Dick's Sporting Goods (10) / Field & Stream (1) / Golf Galaxy (1)
(4)Bed Bath & Beyond (8) / Buy Buy Baby (5)
(5)Old Navy (10) / Gap (1) / Banana Republic (1) / Athleta (3)
(6)Ross Dress for Less (11) / DD's Discounts (1)
(7)OfficeMax (4) / Office Depot (2)

Lease Expirations

The following tables set forth a schedule of lease expirations for the aggregate pro-rata portfolio, for each of the next ten years and thereafter, assuming that no renewal options are exercised:

ALL TENANTS

Expiring Leases As of December 31, 2021
Year	Number of Leases	GLA	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
2022	163	736,636	$18.94	$13,954,675	8.0%
2023	211	1,544,736	15.37	23,738,615	13.6%
2024	177	1,295,976	15.23	19,744,075	11.3%
2025	143	1,445,213	14.72	21,274,226	12.2%
2026	196	1,942,481	15.47	30,049,532	17.2%
2027	107	913,518	14.63	13,366,440	7.7%
2028	105	873,219	18.36	16,027,991	9.2%
2029	102	924,536	13.23	12,227,895	7.0%
2030	59	451,091	16.29	7,347,623	4.2%
2031	64	292,049	18.46	5,391,665	3.1%
2032+	54	656,329	12.60	8,270,299	4.6%
Tenants month to month	35	227,019	14.49	3,290,354	1.9%
Sub-Total	1,416	11,302,803	$15.45	$174,683,390	100.0%
Leased (2)	45	288,859	N/A	N/A	N/A
Vacant	223	863,772	N/A	N/A	N/A
Total	1,684	12,455,434	N/A	$174,683,390	100.0%

(1) Annualized Base Rent is based upon rents currently in place.
(2) Includes signed leases where rent has not yet commenced.

 ANCHOR TENANTS (greater than or equal to 10,000 square feet)

Expiring Anchor Leases As of December 31, 2021
Year	Number of Leases	GLA	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
2022	15	328,034	$14.59	$4,786,070	4.8%
2023	39	1,119,326	11.47	12,835,225	12.8%
2024	38	932,305	11.66	10,866,727	10.8%
2025	39	1,145,027	12.65	14,483,179	14.4%
2026	54	1,551,477	12.63	19,598,244	19.5%
2027	30	692,760	11.64	8,060,647	8.0%
2028	24	661,873	15.72	10,401,393	10.3%
2029	20	710,152	9.70	6,886,923	6.9%
2030	12	308,778	11.06	3,414,084	3.4%
2031	10	150,257	12.55	1,885,340	1.9%
2032+	19	566,420	9.97	5,649,918	5.6%
Tenants month to month	6	162,136	10.11	1,638,813	1.6%
Sub-Total	306	8,328,545	$12.07	$100,506,563	100.0%
Leased (2)	9	196,415	N/A	N/A	N/A
Vacant	18	321,902	N/A	N/A	N/A
Total	333	8,846,862	N/A	$100,506,563	100.0%

(1) Annualized Base Rent is based upon rents currently in place.
(2) Includes signed leases where rent has not yet commenced.

SMALL SHOP TENANTS (less than 10,000 square feet)

Expiring Small Shop Leases As of December 31, 2021
Year	Number of Leases	GLA	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
2022	148	408,602	$22.44	$9,168,605	12.4%
2023	172	425,410	25.63	10,903,390	14.7%
2024	139	363,671	24.41	8,877,348	12.0%
2025	104	300,186	22.62	6,791,047	9.2%
2026	142	391,004	26.73	10,451,288	14.1%
2027	77	220,758	24.03	5,305,793	7.2%
2028	81	211,346	26.62	5,626,598	7.6%
2029	82	214,384	24.91	5,340,972	7.2%
2030	47	142,313	27.64	3,933,539	5.3%
2031	54	141,792	24.73	3,506,325	4.7%
2032+	35	89,909	29.14	2,620,381	3.5%
Tenants month to month	29	64,883	25.45	1,651,541	2.1%
Sub-Total	1,110	2,974,258	$24.94	$74,176,827	100.0%
Leased (2)	36	92,444	N/A	N/A	N/A
Vacant	205	541,870	N/A	N/A	N/A
Total	1,351	3,608,572	N/A	$74,176,827	100.0%

(1) Annualized Base Rent is based upon rents currently in place.
(2) Includes signed leases where rent has not yet commenced.

Land Available for Development

At December 31, 2021, our three largest development sites, Parkway Shops, Lakeland Park Center and Hartland Towne Square, had environmental phase one assessments completed. It is our policy to start construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate. At December 31, 2021, we had received entitlements at our Parkway Shops site. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers.

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

The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value, when the fair value is determined to be less than the asset's carrying value. During 2021, we recorded a no impairment charges on land available for development. We recorded an impairment provision of $0.6 million in 2020 related to a land parcel that was ultimately sold. Refer to Note 1 of the notes to the consolidated financial statements in this report for further information related to impairment provisions.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are currently listed and traded on the NYSE under the symbol “RPT”.  On February 10, 2022, the closing price of our common shares on the NYSE was $12.41.

Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2021.

Issuer Purchases of Equity Securities

Common share repurchases during the quarterly period ended December 31, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 to October 31, 2021	—	$—	—	—
November 1, 2021 to November 30, 2021	—	—	—	—
December 1, 2021 to December 31, 2021	229	12.70	—	—
Total	229	$12.70	—	—

During the quarterly period ended December 31, 2021, we withheld 229 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted share awards. The value of the common shares withheld was based on the closing price of our common shares on the applicable vesting date.

Shareholder Return Performance Graph

The following line graph sets forth the cumulative total return on a $100 investment (assuming the reinvestment of dividends, if any) in each of our common shares, the NAREIT Equity Index, the S&P 500 Index, the Russell 2000 Index and the S&P SmallCap 600 Index for the period December 31, 2016 through December 31, 2021.  The stock price performance shown is not necessarily indicative of future price performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

Comparison of 5 Year Cumulative Total Return
250
200
150
100
50
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
RPT Realty (RPT)
NAREIT Shopping Center
S&P 500
Russell 2000
S&P SmallCap 600

The performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that the Company specifically incorporates it by reference into such filing.

Holders

The number of holders of record of our common shares was 966 at February 10, 2022.  A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other financial institutions.

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
For information on our equity compensation plans as of December 31, 2021, refer to Item 12 of Part III of this report and Note 15 of the notes to the consolidated financial statements included in this report.

Item 6. Reserved
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto, and the comparative summary of selected financial data included in this report.

Overview

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. As of December 31, 2021, the Company's property portfolio consisted of 47 wholly-owned shopping centers, ten shopping centers owned through its grocery anchored joint venture (R2G), 38 retail properties owned through its net lease joint venture (RGMZ) and one net lease retail property that was held for sale by the Company which together represent 14.6 million square feet of GLA. As of December 31, 2021, the Company's pro-rata share of the aggregate portfolio was 93.1% leased.

Our primary business goals are to increase operating cash flows and deliver above average relative shareholder return. Specifically, we pursue the following methods to achieve these goals:

•Capitalize on accretive acquisition opportunities of open-air shopping centers through our complimentary joint venture platforms and balance sheet. We intend to pursue growth through the strategic acquisition of attractively priced open-air shopping centers and, in certain cases, sell certain separately subdivided single tenant parcels in the shopping center to our single tenant, net lease joint venture platform, highlighting the meaningful arbitrage opportunities that we can create for our shareholders.

•Acquire high quality open-air shopping centers and single tenant, net lease retail assets in the top U.S. MSAs. Our data-driven and stringent criteria for acquisition opportunities include a strong demographic profile, educational attainment, tech/life science/university adjacencies, pro-business environments, job growth, high exposure to essential tenants, tenant credit/term and an attractive risk-adjusted return.

•Disciplined capital recycling strategy. We employ a data-driven and rigorous investment management strategy by selectively selling assets with returns and value that have been maximized and redeploying the capital into leasing, redevelopment and acquisition of properties.

•Remerchandise and redevelop our assets. Our strategy is to strategically remerchandise and redevelop certain of our existing properties where we have significant pre-leasing and can improve tenant credit and term, enhance the merchandising mix or augment the consumer experience with an alternative non-retail use, while generating attractive returns, and driving meaningful value creation.

•Hands-on active asset management. We proactively manage our properties, employ data-driven targeted leasing strategies, maintain strong tenant relationships, drive rent and occupancy, focus on reducing operating expenses and property capital expenditures and attract high quality and creditworthy tenants; all of which we believe enhances the value of our properties.

•Curate our real estate to align with the current and future shopping center landscape. We intend to leverage technology and data, optimize distribution points for brick-and-mortar and e-commerce purchases, engage in best-in-class sustainability programs and create an optimal merchandising mix to continue to attract and engage our shoppers.

•Maintain a strong, flexible and investment grade balance sheet. Our strategy is to maintain low leverage and high liquidity, proactively manage and stagger our debt maturities and retain access to diverse sources of capital to support the business in any environment.

•Retain motivated, talented and high performing employees. To facilitate the attraction, retention and promotion of a talented and diverse workforce, we provide competitive compensation, best in class benefits and health and wellness programs, and champion programs that build connections between our employees and the communities where they live and at the properties we own.

See “COVID-19” under Item 1. Business, included in this report, for a discussion on the impact of COVID-19 on our business.

The following highlights the Company's significant transactions, events and results that occurred during the year ended December 31, 2021:

Financial Results:

•Net income (loss) available to common shareholders was $61.9 million, or $0.75 per diluted share, for the year ended December 31, 2021, as compared to $(16.9) million, or $(0.21) per diluted share, for the same period in 2020.
•FFO was $70.2 million, or $0.85 per diluted share, for the year ended December 31, 2021, as compared to $66.5 million, or $0.81 per diluted share, for the same period in 2020.
•Operating FFO was $78.4 million, or $0.95 per diluted share, for the year ended December 31, 2021, as compared to $64.2 million, or $0.78 per diluted share, for the same period in 2020.
•Same property net operating income increased 6.3% for the year ended December 31, 2021, as compared to the same period in 2020.
•Executed 239 new leases and renewals, totaling approximately 1.7 million square feet in the aggregate portfolio.
•As of December 31, 2021, the Company's aggregate portfolio leased rate was 93.1% as compared to 92.8% at December 31, 2020.

Acquisition Activity (See Note 4 and Note 6 of the notes to consolidated financial statements in this report):

•Acquired five multi-tenant operating properties for the aggregate purchase price of $202.6 million.
•Our R2G joint venture acquired five multi-tenant operating properties for the aggregate purchase price of $301.9 million.

Disposition Activity (See Note 4 and Note 6 of the notes to consolidated financial statements in this report):

•Disposed of two multi-tenant operating properties for aggregate gross proceeds of $59.5 million. These transactions resulted in an aggregate gain on sale of real estate of $0.8 million.
•Contributed 36 properties valued at $186.4 million to the newly formed RGMZ. Upon the initial contribution, the Company received $167.7 million in gross cash proceeds, as well as a combined $12.2 million preferred equity investment stake in the Zimmer and Monarch affiliates, in exchange for the 93.6% stake in RGMZ that was acquired by the other joint venture partners. These transactions resulted in a net gain on the sale of real estate of $87.9 million.

Inflation

A significant portion of our operating expenses is sensitive to inflation. Our operating expenses are typically recoverable through our lease arrangements, which allow us to pass through substantially all operating expenses to our tenants. As of December 31, 2021, approximately 70% of our existing leases (on a gross leasable area basis) were triple net leases, which allow us to recover operating expenses. Of our remaining leases approximately 27% provide for recoveries of operating expenses at a fixed amount which have annual escalations ranging from 3% to 5%. During inflationary periods, we expect to recover increases in operating expenses from approximately 97% of our existing leases. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income, results of operations, and operating cash flows at the property level.

Our general and administrative expenses consist primarily of compensation costs and professional service fees. Annually, our employee compensation is adjusted to reflect merit increases; however, to maintain our ability to successfully compete for the best talent, rising inflation rates may require us to provide compensation increases beyond historical annual merit increases, which may significantly increase our compensation costs. Similarly, professional service fees are also subject to the impact of inflation and expected to increase proportionately with increasing market prices for such services. Consequently, inflation is expected to increase our general and administrative expenses over time and may adversely impact our results of operations and operating cash flows.

Also, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings, which as of December 31, 2021, was 4% of our total debt. Therefore, we do not expect that the effect of inflation on our interest expense would have a material adverse impact on our financing costs in the short term, but it could increase our financing costs over time as we refinance our existing long-term borrowings, or incur additional interest related to the issuance of incremental debt.

We have long-term lease agreements with our tenants, of which 6% - 13% (based on occupied gross leasable area) expire each year over the next three years. We believe these annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation. However, it is possible that during higher inflationary periods, the impact of inflation will not be adequately offset by the resetting of rents from our renewal and re-leasing activities or our annual rent escalations. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect to our business, financial condition, results of operations, and cash flows.

Additionally, inflationary pricing may have a negative effect on construction costs necessary to complete our development and redevelopment projects, including costs of construction materials, labor, and services from third-party contractors and suppliers. Higher construction costs could adversely impact our net investments in real estate and expected yields on our development and redevelopment projects, which over time may adversely affect our financial condition, results of operations, and cash flows over time.

Critical Accounting Estimates

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

Acquisitions

Acquisitions of properties are accounted for utilizing the acquisition method (which requires all assets acquired and liabilities assumed be measured at acquisition date fair value) and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements policy, which are used to allocate the purchase price of acquired property among land, buildings, tenant improvements, identifiable intangibles and any gain on purchase.  Identifiable intangible assets and liabilities include the effect of above-and below-market leases, the value of having leases in place (“as-is” versus “as if vacant” and absorption costs), other intangible assets such as assumed tax increment revenue bonds and out-of-market assumed mortgages.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 40 years for buildings, and over the remaining terms of any intangible asset contracts and the respective tenant leases, which may include bargain renewal options. The impact of these estimates, including estimates in connection with acquisition values and estimated useful lives, could result in significant differences related to the purchased assets, liabilities and subsequent depreciation or amortization expense. For more information, refer to Note 1 of the notes to the consolidated financial statements in this report.

Impairment of Real Estate Investments

We review our investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable.  These changes in circumstances include, but are not limited to, changes in occupancy, rental rates, tenant sales, net operating income, geographic location, real estate values and expected holding period.  The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  To the extent a project or an individual component of the project, is no longer considered to have value, the related capitalized costs are charged against operations. We recognize an impairment of an investment in real estate when the estimated undiscounted cash flows are less than the net carrying value of the property. If it is determined that an investment in real estate or an equity investment is impaired, then the carrying value is reduced to the estimated fair value as determined by cash flow models and discount rates or comparable sales in accordance with our fair value measurement policy.

We have equity investments in unconsolidated joint venture entities which own multi-tenant shopping centers and net lease retail properties. We review our equity investments in unconsolidated entities for impairment on a nonrecurring basis if a decline in the fair value of the investment below the carrying amount is determined to be a decline that is other-than-temporary. In testing for impairment of these equity investments, we primarily use cash flow models, discount rates, and capitalization rates to estimate the fair value of properties held in joint ventures. Considerable judgment by management is applied when determining whether an equity investment in an unconsolidated entity is impaired and, if so, the amount of the impairment.

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

Results of Operations

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items that have significantly changed during the year ended December 31, 2021 as compared to 2020:

	Year Ended December 31,
	2021	2020	Dollar Change	Percent Change
	(In thousands)
Total revenue	$213,488	$191,712	$21,776	11.4%
Real estate taxes	32,816	33,086	(270)	(0.8)%
Recoverable operating expenses	25,452	21,915	3,537	16.1%
Non-recoverable operating expense	10,009	8,962	1,047	11.7%
Depreciation and amortization	72,254	77,213	(4,959)	(6.4)%
Transaction costs	607	186	421	NM
General and administrative expense	32,328	25,801	6,527	25.3%
Provision for impairment	17,201	598	16,603	NM
Insured expenses, net	—	(2,745)	2,745	NM
Gain on sale of real estate	88,915	318	88,597	NM
Earnings from unconsolidated joint ventures	3,995	1,590	2,405	151.3%
Interest expense	37,025	39,317	(2,292)	(5.8)%
Loss on extinguishment of debt	(8,294)	—	(8,294)	NM

NM - Not meaningful
Total revenue in 2021 increased $21.8 million, or 11.4%, from 2020.  The increase is primarily due to the following:
•$14.2 million increase due to decreased rental income not probable of collection in the current period, as well as related straight-line rent reserve adjustments, primarily due to the COVID-19 pandemic;
•$9.5 million increase due to properties acquired during the current period;
•$2.5 million increase in recovery income at existing properties due to higher net recoverable expenses as compared to the prior year;
•$0.6 million increase related to management and leasing fees collected from our unconsolidated joint ventures; and
•$0.5 million increase due to higher lease termination income in the current period; partially offset by
•$5.4 million decrease related to properties that were contributed to RGMZ in the current period.
Real estate tax expense in 2021 decreased by $0.3 million, or (0.8)%, from 2020, primarily due to lower net expense at our existing properties and decreases associated with properties that were contributed to RGMZ during the current period, partially offset by increases associated with properties acquired since the prior period.

Recoverable operating expense in 2021 increased by $3.5 million, or 16.1%, from 2020, primarily due to higher common area maintenance expenses at existing properties as well as increases associated with properties acquired since the prior period, partially offset by decreases associated with properties that were contributed to RGMZ during the current period.

Non-recoverable operating expense in 2021 increased by $1.0 million, or 11.7%, from 2020, primarily due to increases in expenses associated with properties acquired since the prior period as well as higher legal expenses in the current period.

Depreciation and amortization expense in 2021 decreased by $5.0 million, or (6.4)%, from 2020.  The decrease is primarily a result of higher asset write offs in the prior period for tenant lease terminations prior to their original estimated term, as well as decreases associated with properties contributed to RGMZ during the current period. These decreases were partially offset by increases associated with properties acquired during the current period.

During 2021, we recorded transaction costs of $0.6 million, primarily related to professional fees associated with property acquisitions that were terminated during the current period. During 2020, the Company recorded transaction costs of $0.2 million related to legal and professional fees associated with a property acquisition and property sale of a center that were terminated during the prior period.

General and administrative expense in 2021 increased by $6.5 million, or 25.3%, from 2020.  The net increase is primarily the result of higher incentive pay, stock-based compensation and wage expense in the current period, partially offset by lower professional fees.

During 2021, we recorded an impairment provision totaling $17.2 million related to shopping centers classified as income producing. The current period adjustment was triggered by changes in the expected hold period assumptions related to such shopping centers. We recorded an impairment change of $0.6 million related to land held for development in 2020. The prior period adjustment was triggered by changes in the expected use of the land and in the associated sales price assumptions. Refer to Note 1 of the notes to the consolidated financial statements in this report for further information related to impairment provisions.

During 2020, the Company recorded an insured benefit of $2.7 million. During fourth quarter of 2019, the Company wrote off real estate assets that were damaged by a hail storm at one property, which was fully covered by insurance. The 2020 amount represents the approximate insurance proceeds that were received by the Company during that period.
Gain on sale of real estate was $88.9 million in 2021. In the comparable period in 2020 we had a gain on sale of real estate of $0.3 million. The current period activity is primarily related to contributions to our RGMZ joint venture. Refer to Note 4 of the notes to the consolidated financial statements in this report for further detail on dispositions.

Earnings from unconsolidated joint ventures in 2021 increased $2.4 million from 2020 primarily due to acquisition activity by our unconsolidated joint ventures during the current period, transaction costs associated with terminated acquisitions that were incurred by our R2G joint venture during the prior period which did not recur and decreased rental income not probable of collection in the current period incurred by our R2G joint venture as a result of the COVID-19 pandemic.

Interest expense in 2021 decreased by $2.3 million, or (5.8)%, from 2020. The Company had a 8.5% decrease in our average outstanding debt, which was partially offset by a 10 basis point increase in our weighted average interest rate. The decrease in our average outstanding debt is the result of $225.0 million of borrowings in March 2020 on our unsecured revolving credit facility to strengthen the Company's liquidity position due to the COVID-19 pandemic, which the Company repaid in February 2021. As of December 31, 2021, the Company had $35.0 million outstanding on our unsecured revolving credit facility.

During 2021, we recorded a loss on extinguishment of debt of $8.3 million, which is primarily related to prepayment penalties associated with our senior unsecured notes that were repaid in November 2021.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed during the year ended December 31, 2020 as compared to 2019:

	Year Ended December 31,
	2020	2019	Dollar Change	Percent Change
	(In thousands)
Total revenue	$191,712	$234,088	$(42,376)	(18.1)%
Real estate taxes	33,086	35,961	(2,875)	(8.0)%
Recoverable operating expenses	21,915	25,256	(3,341)	(13.2)%
Non-recoverable operating expenses	8,962	10,292	(1,330)	(12.9)%
Depreciation and amortization	77,213	78,647	(1,434)	(1.8)%
Transaction costs	186	—	186	NM
General and administrative expense	25,801	27,634	(1,833)	(6.6)%
Provision for impairment	598	—	598	NM
Insured expenses, net	(2,745)	2,276	(5,021)	NM
Gain on sale of real estate	318	81,856	(81,538)	NM
Earnings from unconsolidated joint ventures	1,590	581	1,009	173.7%
Interest expense	39,317	40,057	(740)	(1.8)%
Other gain on unconsolidated joint ventures	—	237	(237)	NM
Loss on extinguishment of debt	—	(2,571)	2,571	NM

NM - Not meaningful
Total revenue in 2020 decreased by $42.4 million, or (18.1)%, from 2019.  The decrease is primarily due to the following:
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

Real estate tax expense in 2020 decreased by $2.9 million, or (8.0)% from 2019, primarily due to properties contributed to R2G during the fourth quarter of 2019.

Recoverable operating expense in 2020 decreased by $3.3 million, or (13.2)% from 2019, primarily due to properties contributed to R2G during the fourth quarter of 2019, as well as lower common area maintenance expenses at existing properties.

Non-recoverable operating expense in 2020 decreased by $1.3 million, or (12.9)% from 2019, primarily due to lower legal fees associated with a tenant dispute that concluded during the second quarter of 2020, less travel expense and properties contributed to R2G during the fourth quarter of 2019.

Depreciation and amortization expense in 2020 decreased by $1.4 million, or (1.8)%, from 2019.  The decrease is primarily due to properties contributed to R2G during the fourth quarter of 2019, partially offset by higher asset write offs in the current year for tenants that vacated prior to their original lease end date.

During 2020, we recorded transaction costs of $0.2 million related to legal and professional fees associated with a property acquisition and property sale of a center that were terminated

General and administrative expense in 2020 decreased $1.8 million, or (6.6)%, from 2019.  The net decrease is primarily a result of lower severance and management reorganization expense, which in the prior year was largely comprised of severance to a former executive officer and performance award expense related to the Company's former Chief Executive Officer, as well as lower bonus expense and lower travel expense in the current year. These decreases were partially offset by higher wages and payroll related expenses, higher stock-based compensation expense and higher legal fees.

During 2020, we recorded an impairment provision totaling $0.6 million. The adjustment was triggered by changes in the expected use of the land and in the associated sales price assumptions. Refer to Note 1 of the notes to the consolidated financial statements in this report for further information related to impairment provisions. We did not record any impairments in 2019.

During 2020, the Company recorded an insured benefit of $2.7 million, related to insurance proceeds received in connection with a property damaged by a hail storm in 2019. During fourth quarter of 2019 the Company wrote off the corresponding damaged real estate assets, net of insurance proceeds received as of December 31, 2019.

Gain on sale of real estate was $0.3 million in 2020. In the comparable period in 2019, we had a gain of $81.9 million. The increase is primarily a result of the five properties contributed to R2G during the fourth quarter of 2019.

Earnings from unconsolidated joint ventures in 2020 increased $1.0 million from 2019 primarily due to R2G which was formed in the fourth quarter of 2019, partially offset by the gain on sale of the Nora Plaza property by one of our joint ventures in the prior period.

Interest expense in 2020 decreased by $0.7 million, or (1.8)%, from 2019. The decrease is primarily as a result of a 50 basis point decrease in our weighted average interest rate, partially offset by a 12.9% increase in our average outstanding debt. The increase in our average outstanding debt is the result of $225.0 million of borrowings in March 2020 on our unsecured revolving credit facility to strengthen the Company's liquidity position due to the COVID-19 pandemic. The Company subsequently repaid $125.0 million during the remainder of 2020, leaving $100.0 million outstanding as of December 31, 2020.

Other gain on unconsolidated joint ventures in 2019 decreased by $0.2 million primarily due to the sale of the Nora Plaza property by one of our joint ventures in the prior period. The gain represents the difference between our share of the distributed proceeds and the carrying value of our equity investment in such joint venture.

During 2019, we recorded a loss on extinguishment of debt of $2.6 million, which represented the write-off of unamortized deferred financing costs associated with the junior subordinated notes that were redeemed in full in April 2019 and term loans that were repaid in November 2019, as well as deferred financing costs and a prepayment penalty associated with our senior unsecured notes that were repaid in December 2019.

Liquidity and Capital Resources

Our primary uses of capital include principal and interest payments on our outstanding indebtedness, ongoing capital expenditures such as leasing capital expenditures and building improvements, shareholder distributions, operating expenses of our business, debt maturities, acquisitions, investments in equity interests in unconsolidated joint ventures and discretionary capital expenditures such as targeted remerchandising, expansions, redevelopment and development. We generally strive to cover our principal and interest payments, operating expenses, shareholder distributions, and ongoing capital expenditures from cash flow from operations, although from time to time we have borrowed or sold assets to finance a portion of those uses. We believe the combination of cash flow from operations, cash balances, favorable relationships with our lenders, issuance of debt, property dispositions and issuance of equity securities will provide adequate capital resources to fund all of our expected uses over at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given. As discussed above, the COVID-19 pandemic has at different times over the past two years adversely impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located. The effects of the COVID-19 pandemic and attempts to mitigate its outbreak have had an adverse impact on our short-term cash flow due to a significant number of tenants not paying full rent and in some cases any rent, while their businesses were closed or adversely impacted by the pandemic. Our cash collections from tenants on monthly recurring charges has returned to almost pre-COVID-19 levels and we have rent relief agreements in place with a significant number of tenants requiring repayment of deferred rents over a period of time. Changing future business conditions related to the COVID-19 pandemic could have an adverse impact on our future cash flows, which would adversely impact our liquidity and the achievement of our financial forecast.

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

At December 31, 2021 and 2020, we had $14.0 million and $211.5 million, respectively, in cash and cash equivalents and restricted cash and escrows.  Restricted cash generally consists of funds held in escrow by mortgage lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of December 31, 2021, we had no debt maturing in 2022, and we had $315.0 million of unused capacity under our $350.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. Refer to Note 8 of the notes to the consolidated financial statements in this report for further discussion on our covenants.

We expect development and capital improvements to range between $45.0 million and $55.0 million in 2022 compared to $28.1 million in 2021. The increase is primarily building improvements, of which a significant portion was delayed as a result of COVID-19, and higher leasing capital expenditures based on tenant demand.

We consolidate entities in which we own less than 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of FASB ASC 810.  From time to time, we enter into joint venture arrangements from which we believe we can benefit by owning a partial interest in one or more properties. As of December 31, 2021, our investments in unconsolidated joint ventures were approximately $267.2 million representing our ownership interest in three joint ventures. We accounted for these entities under the equity method. Refer to Note 6 of the notes to the consolidated financial statements in this report for further information regarding our equity investments in unconsolidated joint ventures. We are engaged by certain of our joint ventures to provide asset management, property management, construction management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received.

Our liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land and discretionary capital expenditures. We continually search for investment opportunities that may require additional capital and/or liquidity. We will continue to pursue the strategy of selling non-core properties or land that no longer meet our investment criteria or advance our business strategy. Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales. We anticipate using net proceeds from the sale of properties or land to reduce outstanding debt and support current and future growth-oriented initiatives. To the extent that asset sales are not sufficient to meet our long-term liquidity needs, we expect to meet such needs by raising debt or issuing equity.

We have on file with the SEC an automatic shelf registration statement relating to the offer and sale of an indeterminable amount of debt securities, preferred shares, common shares, depository shares, warrant and rights. From time to time, we may issue securities under this registration statement for working capital and other general corporate purposes.

For the year ended December 31, 2021, our cash flows were as follows compared to the same period in 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash provided by operating activities	$92,864	$63,059	$90,593
Cash (used in) provided by investing activities	(167,132)	(18,929)	95,095
Cash (used in) provided by financing activities	(123,183)	52,802	(115,858)

Operating Activities

Net cash provided by operating activities increased $29.8 million in 2021 compared to 2020 primarily due to the following:
•Higher rental income receipts as a result of the adverse impact the COVID-19 pandemic had on 2020;
•Increase in operating cash from properties acquired in 2021; and
•Increase in cash distributions from our unconsolidated joint ventures; partially offset by
•The contribution of net lease retail assets to RGMZ at various times throughout the year and the sale of our Market Plaza shopping center in November 2021.

Investing Activities

Net cash used in investing activities was $167.1 million in 2021, compared to net cash used in investing activities of $18.9 million in 2020. The $148.2 million change in net cash used in investing activities was primarily due to the following:
•An increase in the acquisition of real estate of $202.6 million and an increase in the investment in unconsolidated joint ventures of $156.5 million; partially offset by
•An increase in the net proceeds from the sale of real estate of $220.0 million.

On March 4, 2021, we formed RGMZ and subsequently contributed properties valued at $186.4 million to RGMZ and received $167.7 million in gross cash proceeds, as well as a combined $12.2 million preferred equity investment stake in the Zimmer and Monarch affiliates, in exchange for the 93.6% stake in RGMZ that was acquired by the other joint venture partners. In the fourth quarter of 2021, we sold two shopping centers with a combined gross sales price of $59.5 million, for which we received net cash proceeds of $57.6 million. Refer to Note 4 of the notes to the consolidated financial statements in this report for additional information related to dispositions.

Financing Activities

Net cash used in financing activities was $123.2 million in 2021, compared to net cash provided by financing activities of $52.8 million in 2020. The change of $176.0 million was primarily the result of the following:
•Net payments on our revolving credit facility of $65.0 million in 2021, compared to net borrowings of $100.0 million in 2020;
•Repayment of our 3.75% senior unsecured notes due 2021 at maturity of $37.0 million;
•Repayment of the senior unsecured notes originally due in 2023 and 2024 in the aggregate principal amount of $116.5 million; and
•Repayment of the Bridgewater Falls mortgage of $51.5 million; partially offset by
•Proceeds of $130.0 million from a note purchase agreement with certain institutional investors in a private placement transaction;
•Net proceeds from the issuance of common stock of $44.6 million; and
•Decrease of $13.6 million in distributions made to our common shareholders and operating partnership unit holders.

For further information on our unsecured revolving credit facility and other debt, refer to Note 8 of notes to the condensed consolidated financial statements in this report.

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

We paid cash dividends of $0.27 per common share to shareholders in 2021, as compared to cash dividends of $0.44 per common share to shareholders in 2020. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT. Distributions paid by us are generally expected to be funded from cash flows from operating activities. To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources are used. Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings. In light of the disruption caused by the COVID-19 pandemic, the Board of Trustees temporarily suspended the $0.22 quarterly common dividend and $0.22 quarterly operating unit holder distributions to retain cash starting with the second quarter of 2020. The Board of Trustees reinstated the common cash dividend and operating unit holder distributions at $0.075 for the first and second quarter of 2021 and subsequently raised the quarterly common dividend and quarterly operating unit holder distributions to $0.12 for the third and fourth quarter of 2021. In 2022, the Board of Trustees will continue to evaluate the Company’s dividend policy based upon the Company's financial performance and economic outlook and intends to maintain a quarterly common dividend of at least the amount required to continue qualifying as a REIT for U.S. federal income tax requirements.

In February 2020, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time, in “at-the-market” offerings as defined in Rule 415 of the Securities Act. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. In 2021, the Company issued 3,483,120 shares of its common stock, receiving $45.7 million of gross proceeds before issuance costs, which were used for working capital and general corporate purposes. As of December 31, 2021, $54.3 million of common stock remained available for issuance under this Equity Distribution Agreement. The sale of such shares issuable pursuant to the Equity Distribution Agreement was registered with the SEC pursuant to a prospectus supplement filed in February 2020 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3 (No. 333-232007) which was filed with the SEC in June 2019.

Debt

On June 28, 2021, we repaid $37.0 million which constituted repayment in full of the Operating Partnership's 3.75% senior unsecured notes due 2021.

On October 8, 2021, we entered into a note purchase agreement with the various institutional investors named therein and, on December 22, 2021, closed a private placement of the Operating Partnership’s (i) $75.0 million aggregate principal amount of 3.70% Senior Guaranteed Notes, Series A, due November 30, 2030 (the “2030 Notes”) and (ii) $55.0 million aggregate principal amount of 3.82% Senior Guaranteed Notes, Series B, due November 30, 2031 (the “2031 Notes”). Such notes are unsecured and are guaranteed by the Company and certain subsidiaries of the Operating Partnership. The 2030 Notes bear interest at an annual fixed rate of 3.70%, and the 2031 Notes bear interest at an annual fixed rate of 3.82%. A portion of the proceeds were used to repay the Operating Partnership's (i) $41.5 million aggregate principal amount of 4.12% senior unsecured notes due 2023, (ii) $50.0 million aggregate principal amount of 4.65% senior unsecured notes due 2024 and (iii) $25.0 million aggregate principal amount of 4.05% senior unsecured notes due 2024.

On November 8, 2021, the Company repaid a mortgage note secured by Bridgewater Falls Shopping Center totaling $51.5 million with an interest rate of 5.70%.

At December 31, 2021, we had $888.2 million of debt outstanding consisting of $511.5 million in senior unsecured notes, $310.0 million of unsecured term loan facilities, and $31.7 million of fixed rate mortgage loans encumbering certain properties, and $35.0 million of borrowings on our revolving credit facility.

Our $821.5 million of senior unsecured notes and unsecured term loans have interest rates ranging from 2.51% to 4.74% and are due at various maturity dates from March 2023 through November 2031.

Our $31.7 million of fixed rate mortgages have interest rates ranging from 3.76% to 5.80% and are due at various maturity dates from January 2023 through June 2026. The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $72.3 million as of December 31, 2021.

In addition, we have ten interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt. After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at December 31, 2021, we had $35.0 million of variable rate debt outstanding.

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $6.8 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

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

Material Cash Commitments

The Company believes that our current capital structure provides us with the financial flexibility to fund our current capital needs. We incur certain operating expenses in the ordinary course of business, such as real estate taxes, common area maintenance, insurance, general and administrative expenses and capital expenditures related to the maintenance of our properties, which are generally all covered through our cash flow from operations.

In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income. We intend to continue to satisfy this requirement and maintain our REIT status by making annual distributions to our shareholders.

In addition, we intend to pursue growth through the strategic acquisition of attractively priced open-air shopping centers and by remerchandising and redeveloping certain of our existing properties. We may also selectively dispose of properties that have returns and value that have been maximized. The Company believes its anticipated cash flow from operations, cash on hand and borrowing capacity under the current credit facility will be adequate to meet all short-term and long-term commitments. The Company's ability to leverage its balance sheet through the sale of properties or the issuance of debt provides the flexibility to take advantage of strategic opportunities which may require additional funding.

The Company's other material cash commitments include debt maturities, interest payment obligations, obligations under non-cancelable operating and financing leases, construction commitments, and development obligations. The following table shows these other material cash commitments as of December 31, 2021:

	Payments due by period
Material Cash Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$4,638	$1,348	$1,708	$1,582	$—
Payments due at maturity	883,559	—	172,059	306,500	405,000
Total mortgages and notes payable (1)	888,197	1,348	173,767	308,082	405,000
Interest expense (2)	166,883	31,477	56,900	41,400	37,106
Finance lease (3)	1,100	100	200	200	600
Operating leases	97,666	1,482	2,613	1,757	91,814
Construction commitments	2,846	2,846	—	—	—
Development obligations (4)	2,252	429	407	386	1,030
Total material cash commitments	$1,158,944	$37,682	$233,887	$351,825	$535,550

(1)Excludes $0.2 million of unamortized mortgage debt premium and $4.2 million in deferred financing costs.
(2)Variable rate debt interest is calculated using rates at December 31, 2021.
(3)Includes interest payments associated with the finance lease obligation of $0.3 million.
(4)Includes interest payments associated with the development obligations of $0.4 million.

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

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2021, we have entered into agreements for construction activities with an aggregate cost of approximately $2.8 million.

Planned Capital Spending

We are focused on enhancing the value of our existing portfolio of shopping centers through successful leasing efforts, including the reconfiguration of anchor-space and small shop lease-up.

For 2022, we anticipate spending between $45.0 million and $55.0 million for capital expenditures, of which $2.8 million is reflected in the construction commitments in the above material cash commitments table. Our 2022 estimate includes ongoing capital expenditure spending between $30.0 million and $35.0 million and discretionary capital expenditure spending between $15.0 million and $20.0 million. Ongoing capital expenditures relates to leasing costs and building improvements whereas discretionary capital expenditures relate to targeted remerchandising, outlots/expansion, and development/redevelopment. Estimates for future spending will change as new projects are approved.

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

Capitalization

At December 31, 2021 and 2020, our total market capitalization was $2.2 billion and $1.6 billion, respectively, and is detailed below:

	December 31,
	2021	2020
	(In thousands)
Notes payable, net	$884,185	$1,027,751
Unamortized premiums and deferred financing costs	4,012	2,503
Finance lease obligation	821	875
Pro-rata share of unconsolidated entities debt	23,017	—
Cash, cash equivalents and restricted cash	(14,033)	(211,484)
Pro-rata share of unconsolidated entities cash, cash equivalents and restricted cash	(3,088)	(1,914)
Net debt (1)	$894,914	$817,731

Common shares outstanding	83,894	80,055
OP Units outstanding	1,755	1,909
Restricted share awards (treasury method)	1,322	410
Total common shares and equivalents	86,971	82,374
Market price per common share	$13.38	$8.65
Equity market capitalization	$1,163,672	$712,535

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849	1,849
Market price per convertible preferred share	$58.91	$49.84
Convertible perpetual preferred shares (at market)	$108,925	$92,154

Total market capitalization	$2,167,511	$1,622,420

Net debt to total market capitalization	41.3%	50.4%

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

At December 31, 2021, noncontrolling interests represented a 2.0% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash. Assuming the exchange of all OP Units, there would have been approximately 85.6 million of our common shares outstanding at December 31, 2021, with a market value of approximately $1.1 billion.

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

The following table illustrates the calculations of FFO and Operating FFO:

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Net income (loss)	$70,264	$(10,474)	$93,686
Net (income) loss attributable to noncontrolling partner interest	(1,625)	241	(2,175)
Preferred share dividends	(6,701)	(6,701)	(6,701)
Net income (loss) available to common shareholders	61,938	(16,934)	84,810
Adjustments:
Rental property depreciation and amortization expense	71,655	76,649	78,095
Pro-rata share of real estate depreciation from unconsolidated joint ventures (1)	8,144	7,044	459
Gain on sale of depreciable real estate	(88,693)	—	(81,485)
Gain on sale of joint venture depreciable real estate	—	—	(385)
Provision for impairment on income-producing properties	17,201	—	—
Other gain on unconsolidated joint ventures	—	—	(237)
FFO available to common shareholders	70,245	66,759	81,257
Noncontrolling interest in Operating Partnership (2)	—	(241)	—
Preferred share dividends (assuming conversion) (3)	—	—	6,701
FFO available to common shareholders and dilutive securities	$70,245	$66,518	$87,958

Gain on sale of land	(222)	(318)	(371)
Provision for impairment on land available for development	—	598	—
Transaction costs (4)	607	186	—
Insured expenses, net	—	(2,745)	2,276
Loss on extinguishment of debt	8,294	—	2,571
Severance expense (5)	62	506	130
Executive management reorganization, net (5)(6)	—	—	1,402
R2G Venture LLC related costs (5)(7)	—	—	499
Above and below market lease intangible write-offs	(562)	(256)	(3,525)
Pro-rata share of transaction costs from unconsolidated joint ventures (1)	—	407	—
Pro-rata share of above and below market lease intangible write-offs from unconsolidated joint ventures (1)	(41)	(626)	—
Payment of loan amendment fees (5)	—	184	—
Bond interest proceeds (8)	—	(213)	—
Operating FFO available to common shareholders and dilutive securities	$78,383	$64,241	$90,940

Weighted average common shares	81,083	79,998	79,802
Shares issuable upon conversion of OP Units (2)	—	1,909	—
Dilutive effect of restricted stock	1,215	496	939
Shares issuable upon conversion of preferred shares (3)	—	—	6,981
Weighted average equivalent shares outstanding, diluted	82,298	82,403	87,722

Diluted earnings (loss) per share (9)	$0.75	$(0.21)	$1.04
Per share adjustments for FFO available to common shareholders and dilutive securities	0.10	1.02	(0.04)
FFO available to common shareholders and dilutive securities per share, diluted	$0.85	$0.81	$1.00

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	0.10	(0.03)	0.04
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.95	$0.78	$1.04

(1)Amounts noted are included in Earnings from unconsolidated joint ventures.
(2)The total noncontrolling interest reflects OP Units convertible on a one-for-one basis into common shares. The Company's net income for the year ended December 31, 2021 and December 31, 2019 (largely driven by gain on sale of real estate), resulted in an income allocation to OP Units which drove an OP Unit ratio of $0.87 and $1.14, respectively (based on 1,876 and 1,909 weighted average OP Units outstanding as of December 31, 2021 and December 31, 2019, respectively). In instances when the OP Unit ratio exceeds basic FFO, the OP Units are considered anti-dilutive, and as a result are not included in the calculation of fully diluted FFO and Operating FFO for the year ended December 31, 2021 and December 31, 2019.
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
(4)For 2021, costs associated with terminated acquisitions. For 2020, costs associated with a terminated acquisition and a terminated disposition.
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
(9)The denominator to calculate diluted earnings (loss) per share includes weighted average common shares and restricted stock for the year ended December 31, 2021, includes weighted average common shares only for the year ended December 31, 2020 and includes weighted average common shares, restricted stock and preferred shares for the year ended December 31, 2019.

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

NOI, Same Property NOI and NOI from Other Investments are supplemental non-GAAP financial measures of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable operating properties for the reporting period. Same Property NOI for the three and twelve months ended December 31, 2021 and 2020 represents NOI from the Company's same property portfolio consisting of 41 consolidated operating properties and our 51.5% pro-rata share of five properties owned by our R2G Venture LLC unconsolidated joint venture and 100% of the 30 properties owned by our RGMZ Venture REIT LLC unconsolidated joint venture (excludes one property that is part of our Rivertowne Square multi-tenant property where activities have started in preparation for redevelopment). All properties included in Same Property NOI were either acquired or placed in service and stabilized prior to January 1, 2020. We present Same Property NOI primarily to show the percentage change in our NOI from period to period across a consistent pool of properties. The properties contributed to RGMZ Venture REIT LLC had previously been parts of larger shopping centers that we own. Accordingly, 100.0% of the NOI from these properties is included in our results for periods on or prior to March 4, 2021 and, for these prior periods, we had not separately allocated expenses attributable to the larger shopping centers between these properties and the remainder of these shopping centers. As a result, in order to help ensure the comparability of our Same Property NOI for the periods presented, we are continuing to include 100.0% of the NOI from these properties in our Same Property NOI following their contribution even though our pro rata share following March 4, 2021 is only 6.4%. Same Property NOI excludes properties under redevelopment or where activities have started in preparation for redevelopment. A property is designated as a redevelopment when planned improvements significantly impact the property. NOI from Other Investments for the three and twelve months ended December 31, 2021 and 2020 represents pro-rata NOI primarily from (i) properties disposed of and acquired during 2021, (ii) Rivertowne Square where the Company has begun activities in anticipation of future redevelopment, (iii) certain property related employee compensation, benefits, and travel expense and (iv) noncomparable operating income and expense adjustments. Non-RPT NOI from RGMZ Venture REIT LLC represents 93.6% of the properties contributed to RGMZ Venture REIT LLC after March 4, 2021, which is our partners' share of RGMZ Venture REIT LLC.

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

The following is a summary of our owned properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended December 31,		Twelve Months Ended December 31,
Property Designation	2021	2020	2021	2020
Wholly-owned and R2G retail properties:
Same property	46	46	46	46
Acquisitions (1)	10	—	10	—
Redevelopment (2)	1	1	1	1
Total wholly-owned and R2G properties	57	47	57	47
RGMZ retail properties:
Same property	30	30	30	30
Acquisitions	7	—	7	—
Redevelopment	1	1	1	1
Total retail properties:	95	78	95	78

(1)Includes the following wholly-owned properties for the three and twelve months ended December 31, 2021: Northborough Crossing, Bellevue Place, Woodstock Square, Newnan Pavilion and Highland Lakes. Also includes the following properties owned by our R2G joint venture: East Lake Woodlands, South Pasadena, Village Shoppes of Canton, Bedford Marketplace and Dedham Mall.
(2)Includes Rivertowne Square for the three months and twelve months ended December 31, 2021 and 2020. The entire property indicated for each period is completely excluded from the Same Property NOI.

The following is a reconciliation of our Net (loss) income available to common shareholders to Same Property NOI at Pro-Rata:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Net (loss) income available to common shareholders	$(12,029)	$(7,407)	$61,938	$(16,934)
Preferred share dividends	1,675	1,675	6,701	6,701
Net (loss) income attributable to noncontrolling partner interest	(218)	(135)	1,625	(241)
Income tax (benefit) provision	(41)	12	(88)	(25)
Interest expense	9,017	9,826	37,025	39,317
Loss on extinguishment of debt	8,294	—	8,294	—
Earnings from unconsolidated joint ventures	(1,048)	(76)	(3,995)	(1,590)
Gain on sale of real estate	(13,500)	(318)	(88,915)	(318)
Insured expenses, net	—	—	—	(2,745)
Other expense (income), net	13	108	236	(214)
Management and other fee income	(714)	(478)	(1,986)	(1,395)
Depreciation and amortization	18,791	20,210	72,254	77,213
Transaction costs	218	—	607	186
General and administrative expenses	10,030	6,822	32,328	25,801
Provision for impairment	17,196	598	17,201	598
Pro-rata share of NOI from R2G Venture LLC (1)	4,372	1,999	11,876	8,155
Pro-rata share of NOI from RGMZ Venture REIT LLC (2)	144	—	308	—
Lease termination fees	(264)	(183)	(845)	(368)
Amortization of lease inducements	214	212	848	766
Amortization of acquired above and below market lease intangibles, net	(523)	(655)	(2,662)	(2,903)
Straight-line ground rent expense	76	76	306	306
Straight-line rental income	(410)	8	(2,412)	2,026
NOI at Pro-Rata	41,293	32,294	150,644	134,336
NOI from Other Investments	(5,112)	1,338	(8,868)	2,635
Non-RPT NOI from RGMZ Venture REIT LLC (3)	1,635	—	3,884	—
Same Property NOI at Pro-Rata (3)	$37,816	$33,632	$145,660	$136,971

(1) Represents 51.5% of the NOI from the properties owned by R2G Venture LLC for all periods presented.
(2) Represents 6.4% of the NOI from the properties owned by RGMZ Venture REIT LLC after March 4, 2021.
(3) Represents 93.6% of the properties owned by RGMZ Venture REIT LLC after March 4, 2021.

Recent Accounting Pronouncements

Refer to Note 2 of the notes to the consolidated financial statements in this report for a discussion of Recent Accounting Pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at December 31, 2021, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.4 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $28.5 million at December 31, 2021.

We had interest rate swap agreements with an aggregate notional amount of $310.0 million as of December 31, 2021. The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.26% to 1.77% and had expirations ranging from 2023 to 2027.  The following table sets forth information as of December 31, 2021 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Market Value
(dollars in thousands)
Fixed-rate debt	$1,348	$87,888	$50,879	$182,431	$125,651	$405,000	$853,197	$865,490
Weighted average interest rate	4.9%	3.3%	2.6%	3.7%	3.9%	3.7%	3.6%	3.2%
Variable-rate debt	$—	$35,000	$—	$—	$—	$—	$35,000	$35,000
Weighted average interest rate	—%	1.3%	—%	—%	—%	—%	1.3%	1.3%

We estimated the fair market value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at December 31, 2021 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease publication of certain LIBOR settings after 2021, while continuing to publish overnight and one-, three-, six-, and twelve-month U.S. dollar LIBOR rates through June 30, 2023. While this announcement extended the transition period to June 2023, the United States Federal Reserve Board and other regulatory bodies concurrently issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. In the U.S., the AARC, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the SOFR plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. We have material contracts that are indexed to USD-LIBOR, and for some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract.

The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or swaps, but if our contracts indexed to LIBOR, including certain contracts governing our variable rate debt and our interest rate swaps, are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available. Additionally, although SOFR is the AARC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR. See Note 2 to the Consolidated Financial Statements.

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

We carried out an assessment as of December 31, 2021 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Precent Inspections.

Not applicable.

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
10.19    Employment Agreement, dated June 11, 2020 between the Company and Michael Fitzmaurice, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 15, 2020.**
10.20    RPT Realty Amended and Restated 2019 Omnibus Long-Term Incentive Plan effective as of April 28, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2021.**

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
10.24    Employment Offer with Heather Ohlberg, dated October 5, 2018, incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the period ended December 31, 2020.**
10.25    Ramco-Gershenson Properties Trust Deferred Fee Plan for Trustees, incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the period ended December 31, 2020.
10.26    Note Purchase Agreement, dated October 8, 2021, by and among RPT Realty, RPT Realty, L.P. and the purchasers of the notes party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 8, 2021.
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

RPT Realty

Dated:	February 17, 2022	By: /s/ BRIAN L. HARPER
Brian L. Harper
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated:	February 17, 2022	By: /s/ RICHARD L. FEDERICO
Richard L. Federico
Trustee

Dated:	February 17, 2022	By: /s/ ARTHUR H. GOLDBERG
Arthur H. Goldberg
Trustee

Dated:	February 17, 2022	By: /s/ BRIAN L. HARPER
Brian L. Harper
Trustee, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 17, 2022	By: /s/ JOANNA T. LAU
Joanna T. Lau
Trustee

Dated:	February 17, 2022	By: /s/ DAVID J. NETTINA
David J. Nettina
Trustee

Dated:	February 17, 2022	By: /s/ LAURIE M. SHAHON
Laurie M. Shahon
Trustee

Dated:	February 17, 2022	By: /s/ ANDREA M. WEISS
Andrea M. Weiss
Trustee

Dated:	February 17, 2022	By: /s/ MICHAEL P. FITZMAURICE
Michael P. Fitzmaurice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	February 17, 2022	By: /s/ RAYMOND J. MERK
Raymond J. Merk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

RPT REALTY

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined under Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

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

Our management conducted an assessment of our internal controls over financial reporting as of December 31, 2021 using the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our internal control over financial reporting.  Their report appears on page F-3 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
RPT Realty

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of RPT Realty (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 17, 2022 expressed an unqualified opinion on those financial statements.

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
February 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
RPT Realty

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of RPT Realty (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 17, 2022 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Impairment of income producing properties
At December 31, 2021, the Company’s income producing properties total $1.4 billion. During 2021, the Company recorded impairment provisions totaling $17.2 million related to shopping centers classified as income producing properties. As described further in Notes 1 and 5 to the consolidated financial statements, the Company reviews its investments in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable. These changes in circumstances include, but are not limited to, changes in occupancy, rental rates, net operating income, real estate values and expected holding period. The Company recognizes an impairment of an investment in real estate when the estimated undiscounted cash flows are less than the net carrying value of the property. If it is determined that an investment in real estate is impaired, then the carrying value is reduced to the estimated fair value as determined by cash flow models and discount rates or comparable sales. We identified impairment of income producing properties as a critical audit matter.

The principal consideration for our determination that impairment of income producing properties is a critical audit matter is that auditing management’s assessment of impairment is challenging due to the high degree of auditor judgment necessary in evaluating management’s indicators of potential impairment and the key inputs and assumptions used in forecasting cash flows for cost recoverability.

Our audit procedures related to impairment of income producing properties included the following, among others. We obtained an understanding and tested the design and operating effectiveness of relevant controls over the evaluation of potential impairments of income producing properties. We evaluated the appropriateness of management’s metrics of financial and operating performance utilized in determining if an impairment triggering event occurred and the completeness of the population of properties for which triggering events were identified. We examined the Company’s undiscounted cash flow analyses utilized to assess recoverability. We evaluated the reasonableness of the methods and significant inputs and assumptions used in the undiscounted cash flow analyses including the scope, severity, and duration of the pandemic attributable to COVID-19, capitalization rates, estimated holding periods, re-leasing absorption periods, and potential disposal proceeds to be received upon a sale. We evaluated these inputs and assumptions by comparing them to a combination of observable market data and the historical performance of the identified properties. Our assessment included sensitivity analyses over these significant assumptions, and we considered whether such assumptions were consistent with evidence obtained in other areas of the audit.

Accounting for newly formed joint venture equity method investment
As described further in Note 6 to the consolidated financial statements, in March 2021, the Company formed a real estate joint venture, RGMZ Venture REIT LLC (“RGMZ”), which owns and operates single-tenant, net lease retail properties, with unrelated third parties whereby the Company retained 6.4% of the common equity in the joint venture. The Company is responsible for the day-to-day management of the portfolio as well as sourcing future acquisitions for the joint venture, and the Company receives management, leasing and construction fees from RGMZ as consideration for these management services. The Company and certain of the other joint venture partners have joint consent and approval rights for major decisions, including those regarding property operations and future acquisitions. The Company cannot make significant decisions without these joint venture partners’ approval. Accordingly, the Company accounts for its interest in RGMZ using the equity method. We identified the accounting for the newly formed joint venture equity method investment as a critical audit matter.

The principal consideration for our determination that the accounting for the newly formed joint venture equity method investment is a critical audit matter is due to a high degree of subjective and complex auditor judgment in evaluating management’s conclusions that the Company does not have a controlling financial interest in the joint venture, as defined in ASC Topic 810 Consolidation.

Our audit procedures related to the accounting for the newly formed joint venture equity method investment included the following, among others. We obtained an understanding and tested the design and operating effectiveness of relevant internal control over the accounting determination for equity method investments. We examined the joint venture operating agreements and evaluated the relevant provisions to assess the appropriateness of management’s conclusion that the Company and certain of the other joint venture partners exercise joint control of RGMZ based on the substantive participation rights held by these other joint venture partners. We assessed management’s conclusions regarding which significant financial and operating decisions made in the ordinary course of business are important in determining that RGMZ is jointly controlled by the Company and these joint venture partners, including approval rights for all future acquisitions, annual budgets, and material leasing arrangements. We consulted with our firm’s subject matter expert regarding the appropriateness of management’s conclusions on the accounting for the newly formed joint venture equity method investment.

Fair value measurements used in the purchase price allocation of property acquisitions
As described further in Notes 1 and 4 to the consolidated financial statements, the acquisition of property is accounted for utilizing the acquisition method. Estimates of fair values are based upon future cash flows and other valuation techniques. The fair value estimates are used to allocate the purchase price of acquired property primarily among land, buildings, tenant improvements, and identifiable intangibles. The Company acquired approximately $202.6 million of operating real estate during the year ended December 31, 2021. We identified the fair value measurements used in the purchase price allocation of property acquisitions as a critical audit matter.

The principal consideration for our determination that the fair value measurements used in the purchase price allocation of property acquisitions are a critical audit matter is that auditing management’s determination of fair value is challenging due to the high degree of auditor judgment necessary in evaluating certain assumptions made by management. Those significant assumptions include market land value and market rent.

Our audit procedures related to the fair value measurements used in the purchase price allocation of property acquisitions included the following, among others. We obtained an understanding and tested the design and operating effectiveness of relevant controls to allocate the purchase price of property acquisitions, including controls over the selection and review of inputs and assumptions used to estimate fair value. For each property acquisition, our real estate valuation professionals evaluated key inputs and assumptions to the fair value measurements used in the purchase price allocations. Our valuation professionals compared the Company’s market land and market rent values to independently developed ranges using relevant market data derived from industry transaction databases and published industry reports. For each property acquisition and a selection of leases, we compared the Company’s market land and market rent values to independently developed ranges for reasonableness and to consider if management bias was present. Our procedures included performing sensitivity analyses over these significant assumptions.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2005.

Chicago, Illinois
February 17, 2022

RPT REALTY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2021	2020
ASSETS
Income producing properties, at cost:
Land	$315,687	$330,763
Buildings and improvements	1,512,455	1,489,997
Less accumulated depreciation and amortization	(422,270)	(392,301)
Income producing properties, net	1,405,872	1,428,459
Construction in progress and land available for development	43,017	34,789
Real estate held for sale	3,808	—
Net real estate	1,452,697	1,463,248
Equity investments in unconsolidated joint ventures	267,183	126,333
Cash and cash equivalents	13,367	208,887
Restricted cash and escrows	666	2,597
Accounts receivable, net	23,954	26,571
Acquired lease intangibles, net	37,854	26,354
Operating lease right-of-use assets	17,934	18,585
Other assets, net	88,424	77,465
TOTAL ASSETS	$1,902,079	$1,950,040

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$884,185	$1,027,751
Finance lease obligation	821	875
Accounts payable and accrued expenses	47,034	45,292
Distributions payable	12,555	1,723
Acquired lease intangibles, net	36,207	35,283
Operating lease liabilities	17,431	17,819
Other liabilities	8,392	19,928
TOTAL LIABILITIES	1,006,625	1,148,671

Commitments and Contingencies

RPT Realty ("RPT") Shareholders' Equity:
Preferred shares of beneficial interest, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of December 31, 2021 and 2020, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 240,000 shares authorized, 83,894 and 80,055 shares issued and outstanding as of December 31, 2021 and 2020, respectively	839	801
Additional paid-in capital	1,227,791	1,174,315
Accumulated distributions in excess of net income	(441,478)	(471,017)
Accumulated other comprehensive loss	(2,635)	(14,132)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	876,944	782,394
Noncontrolling interest	18,510	18,975
TOTAL SHAREHOLDERS' EQUITY	895,454	801,369

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,902,079	$1,950,040

The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
REVENUE
Rental income	$207,103	$187,151	$229,588
Other property income	4,399	3,166	4,270
Management and other fee income	1,986	1,395	230
TOTAL REVENUE	213,488	191,712	234,088

EXPENSES
Real estate taxes	32,816	33,086	35,961
Recoverable operating expense	25,452	21,915	25,256
Other non-recoverable operating expense	10,009	8,962	10,292
Depreciation and amortization	72,254	77,213	78,647
Transaction costs	607	186	—
General and administrative expense	32,328	25,801	27,634
Provision for impairment	17,201	598	—
Insured expenses, net	—	(2,745)	2,276
TOTAL EXPENSES	190,667	165,016	180,066

Gain on sale of real estate	88,915	318	81,856

OPERATING INCOME	111,736	27,014	135,878

OTHER INCOME AND EXPENSES
Other (expense) income, net	(236)	214	(203)
Earnings from unconsolidated joint ventures	3,995	1,590	581
Interest expense	(37,025)	(39,317)	(40,057)
Other gain on unconsolidated joint ventures	—	—	237
Loss on extinguishment of debt	(8,294)	—	(2,571)
NET INCOME (LOSS) BEFORE TAX	70,176	(10,499)	93,865
Income tax benefit (provision)	88	25	(179)
NET INCOME (LOSS)	70,264	(10,474)	93,686
Net (income) loss attributable to noncontrolling interest	(1,625)	241	(2,175)
NET INCOME (LOSS) ATTRIBUTABLE TO RPT	68,639	(10,233)	91,511
Preferred share dividends	(6,701)	(6,701)	(6,701)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$61,938	$(16,934)	$84,810

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.76	$(0.21)	$1.06
Diluted	$0.75	$(0.21)	$1.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	81,083	79,998	79,802
Diluted	82,298	79,998	87,722

OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$70,264	$(10,474)	$93,686
Other comprehensive gain (loss):
Gain (loss) on interest rate swaps	11,756	(16,330)	(2,253)
Comprehensive income (loss)	82,020	(26,804)	91,433
Comprehensive (income) loss attributable to noncontrolling interest	(1,884)	620	(2,123)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RPT	$80,136	$(26,184)	$89,310

The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2018	$92,427	$797	$1,164,848	$(450,130)	$4,020	$19,581	$831,543
Adoption of ASU 2016-02	—	—	—	(325)	—	(8)	(333)
Issuance of common shares, net of issuance costs	—	—	(96)	—	—	—	(96)
Share-based compensation, net of shares withheld for employee taxes	—	1	4,805	—	—	—	4,806
Dividends declared to common shareholders	—	—	—	(70,237)	—	—	(70,237)
Dividends declared to preferred shareholders	—	—	—	(6,701)	—	—	(6,701)
Distributions declared to noncontrolling interests	—	—	—	—	—	(1,681)	(1,681)
Dividends declared to deferred shares	—	—	—	(479)	—	—	(479)
Other comprehensive loss adjustment	—	—	—	—	(2,201)	(52)	(2,253)
Net income	—	—	—	91,511	—	2,175	93,686
Balance, December 31, 2019	92,427	798	1,169,557	(436,361)	1,819	20,015	848,255
Issuance of common shares, net of issuance costs	—	—	(385)	—	—	—	(385)
Share-based compensation, net of shares withheld for employee taxes	—	3	5,143	—	—	—	5,146
Dividends declared to common shareholders	—	—	—	(17,586)	—	—	(17,586)
Dividends declared to preferred shareholders	—	—	—	(6,701)	—	—	(6,701)
Distributions declared to noncontrolling interests	—	—	—	—	—	(420)	(420)
Dividends declared to deferred shares	—	—	—	(136)	—	—	(136)
Other comprehensive loss adjustment	—	—	—	—	(15,951)	(379)	(16,330)
Net loss	—	—	—	(10,233)	—	(241)	(10,474)
Balance, December 31, 2020	92,427	801	1,174,315	(471,017)	(14,132)	18,975	801,369
Issuance of common shares, net of issuance costs	—	35	44,566	—	—	—	44,601
Redemption of OP Unit holders	—	1	1,492	(37)	—	(1,633)	(177)
Share-based compensation, net of shares withheld for employee taxes	—	2	7,418	—	—	—	7,420
Dividends declared to common shareholders	—	—	—	(31,737)	—	—	(31,737)
Dividends declared to preferred shareholders	—	—	—	(6,701)	—	—	(6,701)
Distributions declared to noncontrolling interests	—	—	—	—	—	(716)	(716)
Dividends declared to deferred shares	—	—	—	(625)	—	—	(625)
Other comprehensive income adjustment	—	—	—	—	11,497	259	11,756
Net income	—	—	—	68,639	—	1,625	70,264
Balance, December 31, 2021	$92,427	$839	$1,227,791	$(441,478)	$(2,635)	$18,510	$895,454

The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$70,264	$(10,474)	$93,686
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,254	77,213	78,647
Amortization of deferred financing fees	1,473	1,435	1,419
Income tax (benefit) provision	(88)	(25)	179
Earnings from unconsolidated joint ventures	(3,995)	(1,590)	(581)
Distributions received from operations of unconsolidated joint ventures	10,247	5,603	231
Provision for impairment	17,201	598	—
Loss on extinguishment of debt	8,294	—	2,571
Other gain on unconsolidated joint ventures	—	—	(237)
Gain on sale of real estate	(88,915)	(318)	(81,856)
Insured expenses, net	—	(2,745)	2,276
Amortization of acquired above and below market lease intangibles, net	(2,662)	(2,903)	(6,762)
Amortization of premium on mortgages and notes payable, net	(708)	(892)	(953)
Service-based restricted share expense	4,081	3,742	3,493
Long-term incentive compensation expense	3,994	2,598	3,045
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	1,095	(1,647)	(637)
Other assets, net	(889)	2,458	(1,756)
Accounts payable, accrued expenses and other liabilities	1,218	(9,994)	(2,172)
Net cash provided by operating activities	92,864	63,059	90,593

INVESTING ACTIVITIES
Acquisitions of real estate	(202,584)	—	(33,922)
Development and capital improvements	(28,142)	(17,927)	(55,842)
Capital improvements covered by insurance	—	(5,197)	(759)
Net proceeds from sales of real estate	221,365	1,318	185,221
Insurance proceeds from insured expenses	—	2,888	3,150
Distributions from sale of joint venture property	—	—	1,985
Investment in equity interests in unconsolidated joint ventures	(156,526)	(11)	(4,738)
Acquisitions of preferred investments	(1,957)	—	—
Redemption of preferred investments	712	—	—
Net cash (used in) provided by investing activities	(167,132)	(18,929)	95,095

FINANCING ACTIVITIES
Proceeds on notes payable	130,000	—	300,000
Repayment of mortgages and notes payable	(207,057)	(2,327)	(330,678)
Proceeds on revolving credit facility	225,000	225,000	19,400
Repayments on revolving credit facility	(290,000)	(125,000)	(19,400)
Payment of debt extinguishment costs	(8,378)	—	(1,401)
Payment of deferred financing costs	(1,480)	(567)	(3,992)
Distributions received from financing activities of unconsolidated joint ventures	14,638	—	—
Proceeds from issuance of common shares, net of costs	44,601	(385)	(96)
Repayment of finance lease obligation	(54)	(51)	(49)
Redemption of operating partnership units for cash	(177)	—	—
Shares used for employee taxes upon vesting of awards	(1,330)	(956)	(608)
Dividends paid to preferred shareholders	(6,701)	(6,701)	(6,701)
Dividends paid to common shareholders	(21,741)	(35,371)	(70,652)
Distributions paid to operating partnership unit holders	(504)	(840)	(1,681)
Net cash (used in) provided by financing activities	(123,183)	52,802	(115,858)

Net change in cash, cash equivalents and restricted cash and escrows	(197,451)	96,932	69,830
Cash, cash equivalents and restricted cash and escrows at beginning of period	211,484	114,552	44,722
Cash, cash equivalents and restricted cash and escrows at end of period	$14,033	$211,484	$114,552
The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Contribution of real estate exchanged for an equity investment in unconsolidated joint venture	$5,172	$—	$125,660
Contribution of real estate exchanged for preferred investment in unconsolidated entities	12,174	—	—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	—	—	2,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $86, $2 and $134, respectively)	$36,591	$38,585	$40,800

	As of December 31,
	2021	2020	2019
Reconciliation of cash, cash equivalents and restricted cash and escrows
Cash and cash equivalents	$13,367	$208,887	$110,259
Restricted cash and escrows	666	2,597	4,293
	$14,033	$211,484	$114,552

The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

1. Organization and Summary of Significant Accounting Policies

RPT Realty, together with our subsidiaries (the “Company” or “RPT”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of open-air shopping destinations principally located in the top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange (“NYSE”). The common shares of beneficial interest of the Company, par value $0.01 per share (the “common share”), are listed and traded on the NYSE under the ticker symbol “RPT”. As of December 31, 2021, the Company's property portfolio (the “aggregate portfolio”) consisted of 47 wholly-owned shopping centers, 10 shopping centers owned through its grocery anchored joint venture (R2G), 38 retail properties owned through its net lease joint venture (RGMZ) and one net lease retail property that was held for sale by the Company which together represent 14.6 million square feet of gross leaseable area (“GLA”). We also have ownership interests of 51.5%, 6.4% and 7.0%, respectively, in three joint ventures, one of which owns 10 multi-tenant shopping centers, one of which owns 38 retail properties and one of which has no significant activity. Our joint ventures are reported using equity method accounting.  We earn fees from certain joint ventures for managing, construction management, leasing and redeveloping the shopping centers they own.  We also own interests in several land parcels that are available for development. Most of our properties are anchored by supermarkets and/or national chain stores.

We made an election to qualify as a REIT for federal income tax purposes.  Accordingly, we generally will not be subject to federal income tax, provided that we annually distribute at least 90% of our taxable income to our shareholders and meet other conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of us and our majority owned subsidiary, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership” which was 98.0%, 97.7% and 97.7% owned by the Company at December 31, 2021, 2020 and 2019, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”).  The presentation of consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.  Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss).  All intercompany transactions and balances are eliminated in consolidation.

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

In accordance with ASC 842, income from operating leases is recognized on a straight-line basis over the expected term of the lease for all leases for which collectibility is considered probable at the commencement date. We monitor the collectability of our accounts receivable from specific tenants on an ongoing basis, analyze historical experience, tenant creditworthiness, current economic trends and changes in tenant payment terms when evaluating the likelihood of tenant payment.  For operating leases in which collectibility of rental income is not considered probable, rental income is recognized on the lesser of cash or accrual basis, and allowances are taken for those balances that we have reason to believe may be uncollectible in the period it is determined not to be probable of collection.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated rental income not probable of collection.  However, if we experience actual activity in excess of the allowance we have established, our operating income would be reduced.  At December 31, 2021 and 2020, our accounts receivable were $24.0 million and $26.6 million, respectively, net of allowances for doubtful accounts of $13.1 million and $13.0 million, respectively.

In addition, many of our leases contain non-contingent rent escalations for which we recognize income on a straight-line basis over the non-cancelable lease term.  This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the “Other assets, net” line item in our consolidated balance sheets.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.  The balance of straight-line rent receivable at December 31, 2021 and 2020, net of allowances of $4.5 million and $4.1 million, respectively, was $16.2 million and $17.6 million, respectively.  To the extent any of the tenants under these leases become unable to pay its contractual cash rents, we may be required to write down the straight-line rent receivable from that tenant, which would reduce our operating income. The increase in the straight-line rent receivable allowance during the current year is primarily attributable to uncertainty regarding the collectibility of certain tenant receivables due to the economic impact of the COVID-19 pandemic.

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

Sale of a real estate asset is recognized when (i) the parties to the sale contract have approved the contract and are committed to perform their respective obligations, (ii) the Company can identify each party’s rights regarding the property to be transferred, (iii) the Company can identify the payment terms for the property transferred, (iv) the contract has commercial substance (that is, the risk, timing or amount of the entity’s future cash flows is expected to change as a result of the contract), (v) it is probable that the Company will collect substantially all of the consideration to which it will be entitled, and (vi) the Company has satisfied its performance obligations by transferring control of the property. Typically, the timing of payment and satisfaction of performance obligations occur simultaneously on the disposition date upon transfer of the property’s ownership.

We will classify properties as held for sale when the following criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell a property (or group of properties), (ii) the property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such properties, (iii) an active program to locate a buyer and other actions required to complete the plan to sell the property have been initiated, (iv) the sale of the property is probable and transfer of the asset is expected to be completed within one year, (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Properties held-for-sale are carried at the lower of cost or fair value less costs to sell.

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements policy, which are used to allocate the purchase price of acquired property among land, buildings, tenant improvements, and identifiable intangibles.  Identifiable intangible assets and liabilities include the effect of above and below-market leases, the value of having leases in place (“as-is” versus “as if vacant” and absorption costs), other intangible assets such as assumed tax increment revenue bonds and out-of-market assumed mortgages.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 40 years for buildings, and over the remaining terms of any intangible asset contracts and the respective tenant leases, which may include bargain renewal options. The impact of these estimates, including estimates in connection with acquisition values and estimated useful lives, could result in significant differences related to the purchased assets, liabilities and subsequent depreciation or amortization expense.

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

In 2021, we recorded impairment provisions totaling $17.2 million related to shopping centers classified as income producing. The impairment provisions on income producing properties was related to changes in the expected hold period assumptions for certain wholly-owned income producing properties.

Investments in Real Estate Joint Ventures

We have three equity investments in unconsolidated joint venture entities in which we own 51.5% or less of the total ownership interest, one of which owns 10 multi-tenant shopping centers, one of which owns 38 net lease retail properties and one of which has no significant activity.  Under all of our joint ventures, because we can influence but not make significant decisions without our partners' approval, these investments are accounted for under the equity method of accounting. We provide leasing, construction, development, asset and property management services to these joint ventures for which we are paid fees.

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

There were no impairment provisions on our equity investments in joint ventures recorded in 2021, 2020 or 2019.

Deferred Financing Costs

Debt issuance costs related to a recognized debt liability is presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Unamortized debt issuance costs of $4.2 million and $3.6 million are included in Notes payable, net as of December 31, 2021 and 2020, respectively.

Debt issuance costs associated with a line of credit arrangement is classified as an asset and subsequently amortized ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Unamortized debt issuance costs related to our unsecured revolving credit facility of $1.2 million and $2.0 million are included in Other assets, net as of December 31, 2021 and 2020, respectively.

Other Assets, net

Other assets, net consist primarily of acquired development agreement intangibles, straight-line rent receivable, deferred leasing costs, preferred equity investments, deferred financing costs related to our unsecured revolving credit facility and prepaid expenses. Deferred financing costs related to our unsecured revolving credit facility and leasing costs are amortized using the straight-line method over the terms of the respective agreements, which approximates the effective interest method. Should a tenant terminate its lease, the unamortized portion of the leasing cost is expensed. Preferred equity investments are written down to fair value if the Company's qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value. Unamortized deferred financing costs are expensed when the related agreements are terminated before their scheduled maturity dates.  Lastly, the acquired development agreements are amortized over the terms of the respective agreements.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”).  As of December 31, 2021, we had $16.5 million in excess of the FDIC insured limit.

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

Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries, (“TRSs”) which are subject to federal and state income taxes.  During the years ended December 31, 2021, 2020, and 2019, we sold various properties and land parcels at a gain, resulting in both a federal and state tax liability.  See Note 16 of the notes to the consolidated financial statements in this report for further information regarding income taxes.

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

Significant Risks and Uncertainties

One of the most significant risks and uncertainties is the potential adverse effect of COVID-19. As a result of COVID-19, we have received numerous rent relief requests, most often in the form of rent deferrals. We have evaluated, and continue to evaluate, each tenant rent relief request on an individual basis, considering a number of factors. While the Company is unable at this time to reasonably estimate the impact that COVID-19 will continue to have on our business, financial position and operating results in future periods due numerous uncertainties, the Company is closely monitoring the impact of the pandemic on all aspects of its business. The COVID-19 pandemic will likely continue to have repercussions across local, national and global economies and markets.
COVID-19 may continue to have material and adverse effects on our financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:
•Reduced economic activity severely impacting our tenants' businesses, financial condition and liquidity and potentially causing tenants to be unable to fully meet their obligations to us or to otherwise seek modifications of such obligations, resulting in increases in uncollectible receivables and reductions in rental income;
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
In cases where we have granted a deferral for future periods as a result of COVID-19, we have accounted for the concessions as if no changes to the lease contract were made. Under that accounting, we have increased our lease receivable as the receivables have accrued. In our consolidated statements of operations, we have continued to recognize income during the deferral period to the extent that we believe collection of that income is probable.

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

Recently Issued Accounting Pronouncements

In July 2021, the FASB updated Accounting Standards Codification (“ASC”) Topic 842 “Leases” with ASU 2021-05 “Lessors-Certain Leases with Variable Lease Payments” (“ASU 2021-05”). ASU 2021-05 affects lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. ASU 2021-05 amends the lease classification requirements for lessors to align them with practice under Topic 840, whereby lessors classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease when certain criteria are met. ASU 2021-05 is effective for annual periods beginning after December 15, 2021, including interim periods within that fiscal year. We are currently evaluating the guidance and the impact that this standard may have on our consolidated financial statements, but do not believe it will have a material impact.

3. Real Estate

Included in our net real estate are income producing shopping center properties that are recorded at cost less accumulated depreciation and amortization, construction in progress, land available for development and real estate held for sale.

Following is the detail of the construction in progress and land available for development as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(In thousands)
Construction in progress	$16,836	$8,608
Land available for development	26,181	26,181
Total	$43,017	$34,789

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate. The increase in construction in progress from December 31, 2020 to December 31, 2021 was due primarily to the capital expenditures for ongoing projects, partially offset by completion of tenant build-outs and property dispositions.

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

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when the following criteria are met (i) management, having the authority to approve the action, commits to a plan to sell a property (or group of properties), (ii) the property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such properties, (iii) an active program to locate a buyer and other actions required to complete the plan to sell the property have been initiated, (iv) the sale of the property is probable and transfer of the asset is expected to be completed within one year, (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. As of December 31, 2021, certain net lease retail assets held by the consolidated portfolio have been fully subdivided from our wholly-owned shopping centers, and the Company has a legally binding agreement to contribute these properties to our RGMZ Venture REIT LLC joint venture. Refer to Note 6 for additional information. As of December 31, 2021, these properties were classified as held for sale with a net book value of $3.8 million included in Net real estate. As of December 31, 2020, we had no properties and no land parcels classified as held for sale.

4. Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisitions during 2021 and 2020:

				Gross
Property Name	Location	GLA	Date Acquired	Contract Price (1)	Purchase Price	Assumed Debt
		(In thousands)		(In thousands)
2021
Northborough Crossing	Northborough, MA	646	6/18/21	$104,000	$97,182	$—
Bellevue Plaza	Nashville, TN	77	7/7/21	10,430	10,651	—
Woodstock Square	Woodstock, GA	219	7/14/21	37,670	37,585	—
Newnan Pavilion	Newnan, GA	467	8/5/21	41,550	42,034	—
Highland Lakes	Palm Harbor, FL	82	12/16/21	15,000	15,132	—
Total acquisitions		1,491		$208,650	$202,584	$—

2020
None

(1) Contract price does not include purchase price adjustments made at closing and capitalized closing costs.

The total aggregate fair value of the acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions.  At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

Year Ended December 31,
2021
(In thousands)
Land	$48,019
Buildings and improvements	107,013
Above market leases	26,303
Lease origination costs	28,012
Below market leases	(6,763)
Net assets acquired	$202,584

Total revenue and income for the 2021 acquisitions in our consolidated statement of operations for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Consolidated revenue	$9,532	$—
Consolidated net income available to common shareholders	$1,738	$—

Dispositions

The following table provides a summary of our disposition activity during 2021 and 2020:

						Gross
Property Name	Location	Property/ Parcel Count	GLA	Acreage	Date Sold	Sales Price	Gain on Sale
			(In thousands)			(In thousands)
2021
Buttermilk Towne Center - Land parcels (1)	Crescent Springs, KY	2	107	N/A	3/5/21	$9,785	$3,809
Deer Grove - Outparcel (1)	Palatine, IL	1	8	N/A	3/5/21	2,500	1,456
Front Range Village - Land parcel (1)	Fort Collins, CO	1	5	N/A	3/5/21	2,750	1,709
Front Range Village - Outparcel (1)	Fort Collins, CO	1	4	N/A	3/5/21	2,475	1,197
Merchants' Square - Outparcels (1)	Carmel, IN	1	19	N/A	3/5/21	3,977	2,133
Promenade at Pleasant Hill - Land parcel (1)	Duluth, GA	1	4	N/A	3/5/21	1,250	467
River City Marketplace - Land parcels (1)	Jacksonville, FL	2	5	N/A	3/5/21	2,895	1,938
Rivertowne Square - Land parcel (1)	Deerfield Beach, FL	1	3	N/A	3/5/21	3,270	2,272
Shoppes of Lakeland - Land parcel (1)	Lakeland, FL	1	3	N/A	3/5/21	1,332	800
Shoppes of Lakeland - Outparcel (1)	Lakeland, FL	1	7	N/A	3/5/21	1,200	289
West Broward - Land parcel (1)	Plantation, FL	1	4	N/A	3/5/21	4,762	2,933
Tel-Twelve - Land parcels (1)	Southfield, MI	2	329	N/A	5/21/21	39,334	34,216
Marketplace of Delray - Land parcels (1)	Delray Beach, FL	3	12	N/A	8/27/21	7,960	6,700
Marketplace of Delray - Outparcels (1)	Delray Beach, FL	4	17	N/A	8/27/21	8,046	5,192
Parkway Shops - Land parcel (1)	Jacksonville, FL	1	26	N/A	8/27/21	2,622	930
Peachtree Hill - Outparcel (1)	Duluth, GA	1	66	N/A	8/27/21	8,275	2,103
Promenade at Pleasant Hill - Outparcel (1)	Duluth, GA	1	3	N/A	8/27/21	844	443
West Broward Shopping Center - Outparcel (1)	Plantation, FL	1	15	N/A	8/27/21	5,954	4,964
West Oaks II Shopping Center - Outparcel (1)	Novi, MI	1	4	N/A	8/27/21	746	455
Winchester Center - Land parcel (1)	Rochester Hills, MI	1	4	N/A	8/27/21	1,657	1,409
Newnan Pavilion - Land parcel (1)	Newnan, GA	1	6	N/A	9/14/21	1,543	—
Market Plaza	Glen Ellyn, IL	1	166	N/A	11/2/21	30,200	821
Northborough Crossing - Land parcels (1)	Northborough, MA	2	142	N/A	12/17/21	27,950	4,605
Northborough Crossing - Outparcels (1)	Northborough, MA	2	126	N/A	12/17/21	36,610	1,732
Webster Place	Chicago, IL	1	135	N/A	12/28/21	29,250	—
Providence Marketplace - Outparcels (1)	Mount Juliet, TN	2	10	N/A	12/30/21	3,645	2,341
Deer Grove - Outparcel (1)	Palatine, IL	1	20	N/A	12/31/21	5,000	3,779
Total income producing dispositions		38	1,250	—		$245,832	$88,693

Hunter's Square - Land parcel	Farmington Hills, MI	1	N/A	0.3	10/1/21	$326	$222
Total land dispositions		1	—	0.3		$326	$222

Total dispositions		39	1,250	0.3		$246,158	$88,915

2020
None
Total income producing dispositions		—	—	—		$—	$—

Stonegate Land Parcel	Kingsport, TN	1	N/A	14.5	12/22/20	$550	$—
Spring Meadows - Outlot	Springfield Twp, OH	1	N/A	1.2	12/23/20	875	318
Total land dispositions		2	—	15.7		$1,425	$318

Total dispositions		2	—	15.7		$1,425	$318

(1) We contributed net lease retail assets that were subdivided from wholly-owned shopping centers to our newly formed RGMZ Venture REIT LLC joint venture. The properties contributed included both income producing properties in which we owned the depreciable real estate, as well as income producing properties which are subject to a ground lease. Refer to Note 6 of these notes to the consolidated financial statements for additional information.

5. Impairment Provisions

We established provisions for impairment for the following consolidated assets:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Land available for development	$—	$598	$—
Income producing properties	17,201	—	—
Total	$17,201	$598	$—

During 2021, the Company's decision to market for potential sale certain wholly-owned income producing properties resulted in an impairment provision of $17.2 million. The adjustment was triggered by changes in the expected hold period assumptions related to the shopping centers.

During 2020, changes in the expected use and changes in associated sales price assumptions related to land held for development resulted in an impairment provision of $0.6 million.

6. Equity Investments in Unconsolidated Joint Ventures

As of December 31, 2020, we had three joint venture agreements: 1) R2G Venture LLC, 2) Ramco/Lion Venture LP, and 3) Ramco HHF NP LLC, whereby we own 51.5%, 30.0% and 7.0%, respectively, of the equity in each joint venture.  As of December 31, 2021, our R2G Venture LLC joint venture owned ten income-producing shopping centers, and our other two joint ventures do not own any income producing properties.  We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting. Our Ramco/Lion Venture LP joint venture was fully dissolved during 2021.

On March 4, 2021, we formed a new core net lease retail real estate joint venture, RGMZ Venture REIT LLC (“RGMZ”), with an affiliate of GIC Private Limited (“GIC”), an affiliate of Zimmer Partners (“Zimmer”) and an affiliate of Monarch Alternative Capital LP (“Monarch”). RGMZ is to be seeded with single-tenant, net lease retail properties that have been, or will be created, by the Company upon the subdivision of certain parcels from our existing open-air shopping centers. As of December 31, 2021, the Company had contributed 31 net lease retail properties of the initial agreed upon seeded properties, valued at $120.3 million to RGMZ. Upon the inital contribution, the Company received $108.5 million in gross cash proceeds ($104.2 million in net cash proceeds), as well as a combined $8.2 million preferred equity investment stake in the Zimmer and Monarch affiliates, in exchange for the 93.6% stake in RGMZ that was acquired by the other joint venture partners. The Company retained a 6.4% stake in RGMZ, maintains day-to-day management of the portfolio and earns management, leasing and construction fees. The asset management fee is based upon 0.25% of the gross asset value of net lease retail assets in RGMZ. The Company will be paid an additional annual incentive management fee of 0.15% based upon the appraised gross asset value of the net lease retail assets in RGMZ. However, the Company will not earn this fee until meeting certain financial hurdles measured at sale or initial public offering of the RGMZ joint venture. The Company is also responsible for sourcing future acquisitions for RGMZ. RGMZ has a $240.0 million secured credit facility that includes an accordion feature allowing it to increase future potential commitments up to a total capacity of $500.0 million. As of December 31, 2021, RGMZ had $109.5 million of unused capacity under the $240.0 million secured credit facility. RPT and certain of the other joint venture partners will have consent rights for all future acquisitions, material lease arrangements and also have approval rights in connection with annual budgets and other specified major decisions. We cannot make significant decisions without our partners' approval. Accordingly, we account for our interest in the joint venture using the equity method of accounting.

Combined financial information of our unconsolidated joint ventures is summarized as follows:

Balance Sheets	December 31, 2021				December 31, 2020
	(In thousands)				(In thousands)
ASSETS	R2G	RGMZ	Other	Total	R2G	RGMZ	Other	Total
Investment in real estate, net	$489,557	$152,992	$—	$642,549	$226,083	$—	$—	$226,083
Other assets	71,543	74,295	—	145,838	26,125	—	47	26,172
Total Assets	$561,100	$227,287	$—	$788,387	$252,208	$—	$47	$252,255
LIABILITIES AND OWNERS' EQUITY
Notes payable	$28,516	$130,519	$—	$159,035	$—	$—	$—	$—
Other liabilities	32,914	3,168	—	36,082	14,474	$—	11	14,485
Owners' equity	499,670	93,600	—	593,270	237,734	$—	36	237,770
Total Liabilities and Owners' Equity	$561,100	$227,287	$—	$788,387	$252,208	$—	$47	$252,255

RPT's equity investments in unconsolidated joint ventures	$261,229	$5,954	$—	$267,183	$126,333	$—	$—	$126,333

Statements of Operations	Year Ended December 31, 2021
	(In thousands)
	R2G	RGMZ	Other	Total
Total revenue	$34,206	$5,957	$—	$40,163
Total expenses	26,322	3,435	7	29,764
Income (loss) before other income and expense	7,884	2,522	(7)	10,399
Interest expense	76	2,285	—	2,361
Net income (loss)	$7,808	$237	$(7)	$8,038
Preferred member dividends	75	35	—	110
Net income (loss) available to common members	$7,733	$202	$(7)	$7,928

RPT's share of earnings from unconsolidated joint ventures	$3,982	$13	$—	$3,995

Statements of Operations	Year Ended December 31, 2020
	(In thousands)
	R2G	RGMZ	Other	Total
Total revenue	$24,489	$—	$(51)	$24,438
Total expenses	21,285	—	16	21,301
Income (loss) before other income and expenses	3,204	—	(67)	3,137
Interest expense	—	—	—	—
Net income (loss)	$3,204	$—	$(67)	$3,137
Preferred member dividends	73	—	—	73
Net income (loss) available to common members	$3,131	$—	$(67)	$3,064

RPT's share of earnings from unconsolidated joint ventures	$1,612	$—	$(22)	$1,590

Statements of Operations	Year Ended December 31, 2019
	(In thousands)
	R2G	RGMZ	Other	Total
Total revenue	$1,434	$—	$1,712	$3,146
Total expenses	1,200	—	1,038	2,238
Income before other income and expenses	234	—	674	908
Gain on sale of real estate	—	—	5,494	5,494
Net income	$234	$—	$6,168	$6,402
Preferred member dividends	—	—	—	—
Net income available to common members	$234	$—	$6,168	$6,402

RPT's share of earnings from unconsolidated joint ventures	$121	$—	$460	$581

Acquisitions

The following table provides a summary of our R2G joint venture property acquisitions during 2021 and 2020:

				Gross
Property Name	Location	GLA	Date Acquired	Contract Price (1)	Purchase Price	Assumed Debt
		(In thousands)		(In thousands)
2021
East Lake Woodlands	Palm Harbor, FL	104	7/9/21	$25,500	$25,730	$—
Village Shoppes of Canton	Canton, MA	284	7/12/21	61,500	61,363	—
South Pasadena Shopping Center	South Pasadena, FL	164	7/14/21	32,650	33,184	—
Bedford Marketplace	Bedford, MA	153	7/29/21	54,500	54,775	—
Dedham	Dedham, MA	510	10/7/21	131,500	126,812	—
Total R2G acquisitions		1,215		$305,650	$301,864	$—

2020
None
Total R2G acquisitions		—		$—	$—	$—

(1) Contract price does not include purchase price adjustments made at closing and capitalized closing costs.

The total aggregate fair value of the R2G acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions.  At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

Acquisition Date
(In thousands)
Land	$50,824
Buildings and improvements	219,211
Above market leases	7,906
Lease origination costs	34,442
Operating lease right-of-use assets	4,512
Below market leases	(8,231)
Operating lease liabilities	(6,800)
Net assets acquired	$301,864

The following table provides a summary of our RGMZ joint venture property acquisitions during 2021 and 2020:

				Gross
Property Name	Location	GLA	Date Acquired	Contract Price (1)	Purchase Price	Debt Issued
		(In thousands)		(In thousands)
2021
RPT Realty - 13 Income Producing Properties	Various (2)	169	3/5/21	$36,196	$37,228	$(21,718)
RPT Realty - 2 Income Producing Properties	Southfield, MI	329	5/21/21	39,334	39,603	(23,600)
Single-Tenant Property	Las Vegas, NV	14	7/30/21	4,650	4,670	(2,790)
RPT Realty - 13 Income Producing Properties	Various (3)	147	8/27/21	36,104	36,725	(21,662)
RPT Realty - 1 Income Producing Property	Newnan, GA	6	9/14/21	1,543	1,581	(926)
Mountain Valley Shopping Center	Conway, NH	259	11/18/21	26,500	26,946	(15,900)
RPT Realty - 4 Income Producing Properties	Northborough, MA	268	12/17/21	64,560	64,912	(38,736)
RPT Realty - 2 Income Producing Properties	Mount Juliet, TN	10	12/30/21	3,645	3,708	(2,187)
RPT Realty - 1 Income Producing Property	Palatine, IL	20	12/31/21	5,000	5,047	(3,000)
Total RGMZ acquisitions		1,222		$217,532	$220,420	$(130,519)

2020
None
Total acquisitions		—		$—	$—	$—

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

The total aggregate fair value of the RGMZ acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions.  At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

Acquisition Date
(In thousands)
Land	$82,265
Buildings and improvements	71,061
Above market leases	54,254
Lease origination costs	13,705
Below market leases	(865)
Net assets acquired	$220,420

Dispositions

There were no dispositions of our unconsolidated joint venture properties during 2021 and 2020.

Joint Venture Management and Other Fee Income

We receive a property management fee which is based upon 4% of gross revenues received for providing services to R2G and recognize these fees as the services are rendered.  We also receive leasing fees for new leases and renewal leases of 5% and 2.5%, respectively, of total expected rent over the length of the lease, capped at 10 years. We receive an asset management fee for services provided to RGMZ, which is based upon 0.25% of the gross asset value of net lease retail assets in RGMZ. The Company will be paid an additional annual incentive management fee equal to 0.15% based upon the appraised gross asset value of the net lease retail assets in RGMZ. However, the Company will not earn this fee until meeting certain financial hurdles measured at sale or initial public offering of the RGMZ joint venture. We also can receive fees from both joint ventures for leasing and investing services.

The following tables provide information for our fees earned which are reported in our consolidated statements of operations and comprehensive income:

	Year Ended December 31, 2021
	R2G	RGMZ	Other	Total
	(In thousands)
Management fees	$1,376	$187	$—	$1,563
Leasing fees	418	—	—	418
Construction fees	5	—	—	5
Total	$1,799	$187	$—	$1,986

	Year Ended December 31, 2020
	R2G	RGMZ	Other	Total
	(In thousands)
Management fees	$895	$—	$—	$895
Leasing fees	490	—	—	490
Construction fees	10	—	—	10
Total	$1,395	$—	$—	$1,395

	Year Ended December 31, 2019
	R2G	RGMZ	Other	Total
	(In thousands)
Management fees	$52	$—	$85	$137
Leasing fees	—	—	2	2
Acquisition/disposition fees	—	—	67	67
Construction fees	—	—	24	24
Total	$52	$—	$178	$230

7. Other Assets, Net and Acquired Lease Intangible Assets, Net

Other assets, net consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Deferred leasing costs, net	$28,308	$26,908
Deferred financing costs on unsecured revolving credit facility, net	1,243	1,953
Acquired development agreements (1)	15,928	16,973
Other, net	8,188	9,158
Total amortizable other assets	53,667	54,992
Straight-line rent receivable, net	16,220	17,579
Goodwill	2,089	2,089
Preferred equity investments	13,529	—
Other assets held for sale	204	—
Prepaid and other deferred expenses, net	2,715	2,805
Other assets, net	$88,424	$77,465

(1)Represents in-place public improvement agreement of approximately $12.3 million and real estate tax exemption agreement of approximately $3.6 million associated with two properties acquired in 2014.

Straight-line rent receivables are recorded net of allowances of $4.5 million and $4.1 million at December 31, 2021 and 2020, respectively.

Acquired lease intangible assets, net consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Lease origination costs	$63,011	$56,505
Above market leases	5,894	3,951
	68,905	60,456
Accumulated amortization	(31,051)	(34,102)
Acquired lease intangibles, net	$37,854	$26,354

Acquired lease intangible assets have a remaining weighted-average amortization period of 10.2 years as of December 31, 2021.  These intangible assets are being amortized over the terms of the applicable lease.  Amortization of lease origination costs is an increase to amortization expense and amortization of above market leases is a reduction to rental income over the applicable terms of the respective leases. Amortization of the above market lease asset resulted in a reduction of revenue of approximately $1.2 million, $0.7 million, and $0.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Combined, amortizable other assets, net and acquired lease intangibles, net totaled $91.5 million. The following table represents estimated aggregate amortization related to those assets as of December 31, 2021:

Year Ending December 31,
(In thousands)
2022	$15,789
2023	12,433
2024	10,381
2025	8,794
2026	7,578
Thereafter	36,546
Total	$91,521

8. Debt

The following table summarizes our mortgages, notes payable, revolving credit facility and finance lease obligation as of December 31, 2021 and 2020:

	December 31,
Notes Payable and Finance Lease Obligation	2021	2020
	(In thousands)
Senior unsecured notes	$511,500	$535,000
Unsecured term loan facilities	310,000	310,000
Fixed rate mortgages	31,697	85,254
Unsecured revolving credit facility	35,000	100,000
	888,197	1,030,254
Unamortized premium	153	1,103
Unamortized deferred financing costs	(4,165)	(3,606)
Total notes payable, net	$884,185	$1,027,751

Finance lease obligation	$821	$875

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

On October 8, 2021, we entered into a note purchase agreement with the various institutional investors named therein and closed a private placement of the Operating Partnership’s (i) $75.0 million aggregate principle amount of 3.70% Senior Guaranteed Notes, Series A, due November 30, 2030 (the “2030 Notes”) and (ii) $55.0 million aggregate principle amount of 3.82% Senior Guaranteed Notes, Series B, due November 30, 2031 (the “2031 Notes”). Such notes are unsecured and are guaranteed by the Company and certain subsidiaries of the Operating Partnership. The 2030 Notes bear interest at an annual fixed rate of 3.70%, and the 2031 Notes bear interest at an annual fixed rate of 3.82%. A portion of the proceeds were used to repay the Operating Partnership's (i) $41.5 million aggregate principal amount of 4.12% senior unsecured notes due 2023 for an aggregate amount of $43.6 million, which included a prepayment penalty of $2.1 million, (ii) $50.0 million aggregate principal amount of 4.65% senior unsecured notes due 2024 for an aggregate amount of $54.3 million, which included a prepayment penalty of $4.3 million and (iii) $25.0 million aggregate principal amount of 4.05% senior unsecured notes due 2024 for an aggregate amount of $27.0 million, which included a prepayment penalty of $2.0 million. In conjunction with these early repayments, we wrote off unamortized deferred financing costs of $0.2 million, which is included as loss on extinguishment of debt in the consolidated statement of operations and comprehensive income.

The following table summarizes the Company's senior unsecured notes:

		December 31, 2021		December 31, 2020
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Senior unsecured notes - 3.75% due 2021	6/27/2021	$—	—%	$37,000	3.75%
Senior unsecured notes - 4.12% due 2023	6/27/2023	—	—%	41,500	4.12%
Senior unsecured notes - 4.65% due 2024	5/28/2024	—	—%	50,000	4.65%
Senior unsecured notes - 4.05% due 2024	11/18/2024	—	—%	25,000	4.05%
Senior unsecured notes - 4.27% due 2025	6/27/2025	31,500	4.27%	31,500	4.27%
Senior unsecured notes - 4.20% due 2025	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes - 4.09% due 2025	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes - 4.74% due 2026	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes - 4.28% due 2026	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes - 4.57% due 2027	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes - 3.64% due 2028	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes - 4.72% due 2029	12/21/2029	20,000	4.72%	20,000	4.72%
Senior unsecured notes - 4.15% due 2029	12/27/2029	50,000	4.15%	50,000	4.15%
Senior unsecured notes - 3.70% due 2030	11/30/2030	75,000	3.70%	—	—%
Senior unsecured notes - 3.82% due 2031	11/30/2031	55,000	3.82%	—	—%
		$511,500	4.09%	$535,000	4.20%
Unamortized deferred financing costs		(2,694)		(1,715)
	Total	$508,806		$533,285

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

The following table summarizes the Company's unsecured term loan facilities and revolving credit facility:

		December 31, 2021		December 31, 2020
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Unsecured term loan due 2023 - fixed rate (1)	3/3/2023	$60,000	3.02%	$60,000	3.02%
Unsecured term loan due 2024 - fixed rate (2)	11/6/2024	50,000	2.51%	50,000	2.51%
Unsecured term loan due 2025 - fixed rate (3)	2/6/2025	50,000	2.57%	50,000	2.57%
Unsecured term loan due 2026 - fixed rate (4)	11/6/2026	50,000	2.95%	50,000	2.95%
Unsecured term loan due 2027 - fixed rate (5)	2/5/2027	100,000	3.04%	100,000	3.12%
		$310,000	2.86%	$310,000	2.89%
Unamortized deferred financing costs		(1,471)		(1,891)
Term loans, net		$308,529		$308,109

Revolving credit facility - variable rate	11/6/2023	$35,000	1.25%	$100,000	1.30%

(1)Swapped to a weighted average fixed rate of 1.77%, plus a credit spread of 1.25%, based on a leverage grid at December 31, 2021.
(2)Swapped to a weighted average fixed rate of 1.26%, plus a credit spread of 1.25%, based on a leverage grid at December 31, 2021
(3)Swapped to a weighted average fixed rate of 1.32%, plus a credit spread of 1.25%, based on a leverage grid at December 31, 2021.
(4)Swapped to a weighted average fixed rate of 1.30%, plus a credit spread of 1.65%, based on a leverage grid at December 31, 2021.
(5)Swapped to a weighted average fixed rate of 1.39%, plus a credit spread of 1.65%, based on a leverage grid at December 31, 2021.

As of December 31, 2021, we had $35.0 million outstanding under our unsecured revolving credit facility, a decrease of $65.0 million from December 31, 2020, as a result of net repayments in 2021. We had no outstanding letters of credit issued under our revolving credit facility as of December 31, 2021. We had $315.0 million of unused capacity under our $350.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. The interest rate as of December 31, 2021 was 1.25%.

Mortgages

On November 8, 2021, the Company repaid a mortgage note secured by Bridgewater Falls Shopping Center totaling $51.5 million with an interest rate of 5.70%.

The following table summarizes the Company's fixed rate mortgages:

		December 31, 2021		December 31, 2020
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Bridgewater Falls Shopping Center	2/6/2022	$—	—%	$52,274	5.70%
The Shops on Lane Avenue	1/10/2023	27,624	3.76%	28,169	3.76%
Nagawaukee II	6/1/2026	4,073	5.80%	4,811	5.80%
		$31,697	4.02%	$85,254	5.06%
Unamortized premium		153		1,103
Total		$31,850		$86,357

The fixed rate mortgages are secured by properties that have an approximate net book value of $72.3 million as of December 31, 2021.

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

Finance lease

At December 31, 2021 we had a finance ground lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky with a gross carrying value of $10.1 million classified as land. Total amounts expensed as interest relating to this lease were negligible for the year ended December 31, 2021 and 2020, and was $0.1 million for the year ended December 31, 2019.

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
Our revolving credit facility, senior unsecured notes as amended and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations.  As of December 31, 2021, we were in compliance with these covenants.

The following table presents scheduled principal payments on mortgages, notes payable, revolving credit facility and finance lease payments as of December 31, 2021:

Year Ending December 31,	Principal Payments	Finance Lease Payments
	(In thousands)
2022	$1,348	$100
2023 (1)	122,888	100
2024	50,879	100
2025	182,431	100
2026	125,651	100
Thereafter	405,000	600
Subtotal debt	888,197	1,100
Unamortized mortgage premium	153	—
Unamortized deferred financing costs	(4,165)	—
Amounts representing interest	—	(279)
Total	$884,185	$821

(1)Scheduled maturities in 2023 include the $35.0 million balance on the unsecured revolving credit facility drawn as of December 31, 2021. The unsecured revolving credit facility has two six-month extensions available at the Company's option provided compliance with financial covenants is maintained.

9. Acquired Lease Intangible Liabilities, Net

Acquired lease intangible liabilities, net were $36.2 million and $35.3 million as of December 31, 2021 and 2020, respectively. The lease intangible liabilities relate to below market leases and are being accreted over the applicable terms of the acquired leases, which resulted in an increase in revenue of $3.9 million, $3.6 million, and $7.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	Balance Sheet Location	Total Fair Value	Level 1	Level 2	Level 3
2021		(In thousands)
Derivative assets - interest rate swaps	Other assets	$—	$—	$—	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(2,712)	$—	$(2,712)	$—
2020
Derivative assets - interest rate swaps	Other assets	$—	$—	$—	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(14,468)	$—	$(14,468)	$—

Other Assets and Liabilities
The carrying values of cash and cash equivalents, restricted cash and escrows, accounts receivables and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.

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

The Company determined that the valuation of its fixed rate senior unsecured notes, unsecured term loan facilities (including variable rate term loans swapped to fixed through derivatives), and unsecured revolving credit facility were classified as Level 2 of the fair value hierarchy and its fixed rate mortgages were classified within Level 3 of the fair value hierarchy. Our Level 2 fixed rate debt had carrying values of $821.5 million and $845.0 million as of December 31, 2021 and 2020, respectively, and had fair values of approximately $833.1 million and $840.1 million, respectively. Our Level 2 variable rate debt’s fair value is estimated to be the carrying values of $35.0 million and $100.0 million as of December 31, 2021 and 2020, respectively. Our Level 3 fixed rate mortgages had carrying values of $31.7 million and $85.3 million as of December 31, 2021 and 2020, respectively, and had fair values of approximately $32.4 million and $87.4 million, respectively.

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
The table below presents the recorded amount of assets at the time they were marked to fair value during the years ended December 31, 2021 and 2020 on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the years ended December 31, 2021 and 2020.

Assets	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment
	(In thousands)
2021
Income producing properties	30,171	—	—	30,171	(17,201)
Total	$30,171	$—	$—	$30,171	$(17,201)

2020
Land available for development	504	$—	$—	504	(598)
Total	$504	$—	$—	$504	$(598)

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

11.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt. We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing.  On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in our consolidated statements of operations and comprehensive income.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. At December 31, 2021, all of our hedges were effective.

In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease publication of certain LIBOR settings after 2021, while continuing to publish overnight and one-, three-, six-, and twelve-month U.S. dollar LIBOR rates through June 30, 2023. While this announcement extended the transition period to June 2023, the United States Federal Reserve Board and other regulatory bodies concurrently issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. In the U.S., the AARC, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the SOFR plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. We have material contracts that are indexed to USD-LIBOR, and for some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract.

The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or swaps, but if our contracts indexed to LIBOR, including certain contracts governing our variable rate debt and our interest rate swaps, are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available. Additionally, although SOFR is the AARC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.

At December 31, 2021, we had ten interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt.

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2021:

Underlying Debt	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
		(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan	Cash Flow	$60,000	1.770%	$(875)	03/2023
Unsecured term loan	Cash Flow	30,000	1.260%	(211)	11/2024
Unsecured term loan	Cash Flow	10,000	1.259%	(70)	11/2024
Unsecured term loan	Cash Flow	10,000	1.269%	(73)	11/2024
Unsecured term loan	Cash Flow	25,000	1.310%	(204)	01/2025
Unsecured term loan	Cash Flow	25,000	1.324%	(215)	01/2025
Unsecured term loan	Cash Flow	50,000	1.297%	(211)	11/2026
Unsecured term loan	Cash Flow	25,000	1.402%	(226)	01/2027
Unsecured term loan	Cash Flow	50,000	1.382%	(405)	01/2027
Unsecured term loan	Cash Flow	25,000	1.398%	(222)	01/2027
Total Derivative Liabilities		$310,000		$(2,712)

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2020:

Underlying Debt	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
		(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan facility	Cash Flow	$20,000	1.498%	$(112)	05/2021
Unsecured term loan facility	Cash Flow	15,000	1.490%	(83)	05/2021
Unsecured term loan facility	Cash Flow	40,000	1.480%	(220)	05/2021
Unsecured term loan facility	Cash Flow	60,000	1.770%	(2,128)	03/2023
Unsecured term loan facility	Cash Flow	30,000	1.260%	(1,193)	11/2024
Unsecured term loan facility	Cash Flow	10,000	1.259%	(397)	11/2024
Unsecured term loan facility	Cash Flow	10,000	1.269%	(401)	11/2024
Unsecured term loan facility	Cash Flow	25,000	1.310%	(1,071)	01/2025
Unsecured term loan facility	Cash Flow	25,000	1.324%	(1,085)	01/2025
Unsecured term loan facility	Cash Flow	50,000	1.297%	(2,522)	11/2026
Unsecured term loan facility	Cash Flow	25,000	1.402%	(1,425)	01/2027
		$310,000		$(10,637)
Derivative Liabilities - Forward Swaps
Unsecured term loan facility	Cash Flow	50,000	1.382%	(2,541)	01/2027
Unsecured term loan facility	Cash Flow	25,000	1.398%	(1,290)	01/2027
Total Derivative Liabilities		$385,000		$(14,468)

The effect of derivative financial instruments on our consolidated statements of operations and comprehensive income for the years ended December 31, 2021 and 2020 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Year Ended December 31,			Year Ended December 31,
	2021	2020		2021	2020
	(In thousands)			(In thousands)
Interest rate contracts - assets	$—	$(2,345)	Interest Expense	$—	$14
Interest rate contracts - liabilities	15,906	(11,233)	Interest Expense	(4,150)	(2,766)
Total	$15,906	$(13,578)	Total	$(4,150)	$(2,752)

12. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at December 31, 2021, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2022	$151,158
2023	135,782
2024	116,981
2025	97,006
2026	77,168
Thereafter	199,748
Total	$777,843

We recognized rental income related to variable lease payments of $47.8 million and $44.2 million for the years ended December 31, 2021 and 2020, respectively.

Substantially all of the assets included as income producing properties, net on the consolidated balance sheets, relate to our portfolio of wholly owned shopping centers, in which we are the lessor under operating leases with our tenants. As of December 31, 2021, the Company’s wholly owned portfolio was 93.1% leased.

Expenses

We have operating leases for our corporate office in New York, New York and our Southfield, Michigan office, that expire in January 2024 and December 2024, respectively. Our operating lease in New York includes an additional five year renewal and our operating lease in Southfield includes two additional five year renewals which are all exercisable at our option. We also have an operating ground leases at Centennial Shops located in Edina, Minnesota which includes rent escalations throughout the lease period and expires in April 2105. In addition, we have a finance ground lease at our Buttermilk Towne Center with the City of Crescent Springs that expires in December 2032. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expenses for these leases on a straight-line basis over the lease term.

The components of lease expense were as follows:

		Year Ended December 31,
Statements of Operations	Classification	2021	2020	2019
		(In thousands)
Operating ground lease cost	Non-recoverable operating expense	$1,162	$1,162	$1,162
Operating administrative lease cost	General and administrative expense	604	581	859
Finance lease cost	Interest Expense	46	48	51

Supplemental balance sheet information related to leases is as follows:

Balance Sheet	Classification	December 31, 2021	December 31, 2020
		(In thousands)
ASSETS
Operating lease assets	Operating lease right-of-use assets	$17,934	$18,585
Finance lease asset	Land	10,095	13,249
Total leased assets		$28,029	$31,834

LIABILITIES
Operating lease liabilities	Operating lease liabilities	$17,431	$17,819
Finance lease liability	Finance lease liability	821	875
Total lease liabilities		$18,252	$18,694

Weighted Average Remaining Lease Terms
Operating leases		71 years	71 years
Finance lease		11 years	12 years
Weighted Average Incremental Borrowing Rate
Operating leases		6.16%	6.10%
Finance lease		5.23%	5.23%

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,504	$1,467
Operating cash flows from finance lease	46	48
Financing cash flows from finance lease	54	52

Maturities of lease liabilities as of December 31, 2021 were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Lease
	(In thousands)
2022	$1,482	$100
2023	1,495	100
2024	1,118	100
2025	1,048	100
2026	1,093	100
Thereafter	93,337	600
Total lease payments	$99,573	$1,100
Less imputed interest	(82,142)	(279)
Total	$17,431	$821

13. Earnings per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Net income (loss)	$70,264	$(10,474)	$93,686
Net (income) loss attributable to noncontrolling interest	(1,625)	241	(2,175)
Preferred share dividends	(6,701)	(6,701)	(6,701)
Allocation of income to restricted share awards	(498)	(136)	(533)
Net income (loss) available to common shareholders	$61,440	$(17,070)	$84,277

Weighted average shares outstanding, Basic	81,083	79,998	79,802

Earnings (Loss) per common share, Basic	$0.76	$(0.21)	$1.06

The following table sets forth the computation of diluted EPS:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Net income (loss)	$70,264	$(10,474)	$93,686
Net (income) loss attributable to noncontrolling interest	(1,625)	241	(2,175)
Preferred share dividends (1)	(6,701)	(6,701)	—
Allocation of income to restricted share awards	(498)	(136)	(533)
Net income available to common shareholders	$61,440	$(17,070)	$90,978

Weighted average shares outstanding, Basic	81,083	79,998	79,802
Restricted share awards using the treasury method (2)	1,215	—	939
Dilutive effect of securities (1)	—	—	6,981
Weighted average shares outstanding, Diluted	82,298	79,998	87,722

Earnings per common share, Diluted	$0.75	$(0.21)	$1.04

(1)The assumed conversion of preferred shares is dilutive for the year ended December 31, 2019 and anti-dilutive for all other periods presented.
(2)Restricted share awards are not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Year Ended December 31,
	2021		2020		2019
	Issued	Converted	Issued	Converted	Issued	Converted
Operating Partnership Units	1,755	1,755	1,909	1,909	1,909	1,909
Series D Preferred Shares	1,849	7,017	1,849	7,017	—	—
Restricted Stock Awards	—	—	1,571	496	—	—
	3,604	8,772	5,329	9,422	1,909	1,909

14. Shareholders’ Equity

Underwritten public offerings

We did not complete any underwritten public offerings in 2021, 2020 or 2019.

Equity Distribution Agreement

In February 2020, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million. Sales of the shares of common stock may be made, in the Company's discretion, from time to time in "at-the-market" offerings as defined in Rule 415 of the Securities Act of 1933. The Equity Distribution Agreement also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. For the year ended December 31, 2021, the Company issued 3,483,120 shares of its common stock, receiving $45.7 million of gross proceeds before issuance costs, which were used for working capital and general corporate purposes. For the year ended December 31, 2021, the Company did not enter into any forward contracts. As of December 31, 2021, $54.3 million of common stock remained available for issuance under this Equity Distribution Agreement.

Non-Controlling Interests

As of December 31, 2021, 2020 and 2019, we had 1,754,842, 1,909,018, and 1,909,018 of OP Units outstanding, respectively. OP Unit holders are entitled to exchange their units for our common shares on a 1:1 basis or for cash.  The form of payment is at our election. During 2021, there were 13,830 OP Units converted for cash in the amount of $0.2 million, and 140,346 OP Units converted for common shares. During 2020 and 2019, there were no units converted.

Preferred Shares

As of December 31, 2021, 2020 and 2019 we had 1,848,539 shares of 7.25% Series D Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest (“Preferred Shares”) outstanding that have a liquidation preference of $50 per share and a par value of $0.01 per share. The Preferred Shares were convertible at any time by the holders to our common shares at a conversion rate of $13.17, $13.17 and $13.24 per share as of December 31, 2021, 2020 and 2019, respectively. The conversion rate is adjusted quarterly. The Preferred Shares are also convertible under certain circumstances at our election. The holders of the Preferred Shares have no voting rights. At December 31, 2021, 2020, and 2019, the Preferred Shares were convertible into approximately 7.0 million shares of common stock.

The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2021		2020		2019
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$0.390	$0.270	$0.220	$0.440	$0.880	$0.880
Preferred shares	$3.625	$3.625	$3.625	$3.625	$3.625	$3.625

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2021	2020	2019
Common shares
Qualified dividend	$0.011	$—	$—
Section 199A dividend (1)	0.043	0.391	0.250
Ordinary dividend	$0.054	$0.391	$0.250
Capital gain distribution	—	—	0.376
Non-dividend distribution	0.216	0.049	0.254
	$0.270	$0.440	$0.880
Perpetual Preferred Shares
Ordinary dividend (1)	$3.625	$3.625	$1.448
Capital gain distribution	—	—	2.177
	$3.625	$3.625	$3.625

(1) Represents qualified REIT dividends that may be eligible for the 20% qualified business income deduction under Section 199A of the Internal Revenue Code if 1986, as amended, that is available for non-corporate taxpayers and is included in "Ordinary Dividends".

The fourth quarter Common shares and Preferred Shares distribution for 2021 which was paid on January 3, 2022, has been treated as paid on January 3, 2022 for income tax purposes.

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

15.  Share-Based Compensation and Other Benefit Plans

Incentive, Inducement and Stock Option Plans

As of December 31, 2021, we have two share-based compensation plans in effect: 1) the Amended and Restated 2019 Omnibus Long-Term Incentive Plan (“2019 LTIP”) and 2) the Inducement Incentive Plan (“Inducement Plan”). The 2019 LTIP is administered by the compensation committee of the Board (the “Compensation Committee”). The 2019 LTIP provides for the award to our trustees, officers, employees and other service providers of restricted shares, restricted share units, options to purchase shares, share appreciation rights, unrestricted shares, and other awards to acquire up to an aggregate of 5.1 million common shares of beneficial interest plus any shares that become available under the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) as a result of the forfeiture, expiration or cancellation of outstanding awards or any award settled in cash in lieu of shares under such plan. As of December 31, 2021, there were 2.4 million shares of beneficial interest available for issuance under the 2019 LTIP. The Inducement Plan was approved by the Board in April 2018 and under such plan the Compensation Committee may grant, subject to any Company performance conditions as specified by the Compensation Committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement to the individual's entry into employment with the Company. The Inducement Plan allows us to issue up to 6.0 million common shares, of which 5.0 million common shares remained available for issuance as of December 31, 2021; however, we do not intend to make further awards under the Inducement Plan following adoption of the 2019 LTIP.

The 2012 LTIP, which allowed for the grant of restricted shares, restricted share units, options and other awards to trustees, officers and other key employees, has been terminated except with respect to awards currently outstanding under the plan.
We recognized total share-based compensation expense of $8.1 million, $6.3 million, and $6.5 million for 2021, 2020, and 2019, respectively.

Restricted Stock Share-Based Compensation

Under the 2012 LTIP, Inducement Plan and 2019 LTIP, the Company has made grants of service-based restricted shares, performance-based cash awards and performance-based equity awards. The service-based restricted share awards to employees vest over three years or five years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year.  We recognized expense related to service-based restricted share grants of $4.1 million for the year ended December 31, 2021, $3.7 million for year ended December 31, 2020 and $3.5 million for the year ended December 31, 2019.

During the year ended December 31, 2021, we granted the following awards:

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

A summary of the activity of service-based restricted shares under the 2012 LTIP, the Inducement Plan and the 2019 LTIP for the years ended December 31, 2021, 2020 and 2019 is presented below:

	2021		2020		2019
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, beginning of the year	842,321	$9.75	449,643	$12.40	354,029	$13.05
Granted	348,667	10.92	636,024	8.91	272,711	12.10
Vested	(336,592)	10.47	(205,839)	12.38	(174,343)	13.04
Forfeited or expired	(4,849)	8.22	(37,507)	12.78	(2,754)	13.16
Outstanding, end of the year	849,547	$9.96	842,321	$9.75	449,643	$12.40

As of December 31, 2021, we had 778,740 unvested service-based share awards outstanding under the 2019 LTIP and 70,807 unvested service-based share awards outstanding under the 2012 LTIP. We had no unvested service-based share awards outstanding under the Inducement Plan. These awards have various expiration dates through June 2025.

The Company has TSR Grants that are either earned (1) subject to a future performance measurement based on a three-year shareholder return peer comparison or (2) subject to a future performance measurement based on the Company's stock price over a four-year performance period. Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model.  We will recognize the compensation expense ratably over the requisite service period.  We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly.  If at the end of the three-year or four-year measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. We recognized compensation expense of $0.4 million, $0.2 million and $1.1 million related to these performance awards recorded during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the future performance measurement period had been completed for all outstanding TSR Grants that will be settled in cash, and as such, there was no Monte Carlo simulation models performed. The weighted average assumptions used in the Monte Carlo simulation models are summarized in the following table:

December 31, 2020
Closing share price	$8.65
Expected dividend rate	—%
Expected stock price volatility	49.8% - 91.5%
Risk-free interest rate	0.1% - 0.3%
Expected life (years)	1.0 - 4.00

The Company also determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. We recognized compensation expense of $3.6 million, $2.4 million, and $1.9 million related to these performance awards recorded during the years ended December 31, 2021 2020 and 2019, respectively. The fair value of each grant for the reported periods is estimated on the date of grant using the Monte Carlo simulation model using the weighted average assumptions noted in the following table:

	Year Ended December 31,
	2021	2020	2019
Closing share price	$10.45	$5.03 - $13.09	$12.05
Expected dividend rate	—%	—% - 6.7%	7.3%
Expected stock price volatility	57.1%	23.3% - 46.2%	22.9%
Risk-free interest rate	0.2%	0.3% - 0.9%	2.5%
Expected life (years)	2.88	2.85 - 4.18	2.85

As of December 31, 2021, we had $14.3 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity and cash awards. This expense is expected to be recognized over a weighted-average period of 2.5 years.

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

No options were granted under any of our plans in the years ended December 31, 2021, 2020 and 2019.

Other Benefit Plan

The Company has a defined contribution profit sharing plan and trust (the “Plan”) with a qualified cash or deferred 401(k) arrangement covering all employees. Participation in the Plan is discretionary for all full-time employees who have attained the age of 21. The entry date eligibility is the first pay date of a quarter following the date of hire. Our expense was approximately $0.2 million for each of the years ended December 31, 2021, 2020 and 2019.

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

As of December 31, 2021, we had a federal and state deferred tax asset of $8.6 million and a valuation allowance of $8.6 million, which represents an increase of $0.6 million from December 31, 2020.  Our deferred tax assets, such as net operating losses and land basis differences, are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets. These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

If in the future we are able to conclude it is more likely than not that we will realize a future benefit from a deferred tax asset, we will reduce the related valuation allowance by the appropriate amount. The first time this occurs, it will result in a net deferred tax asset on our balance sheet and an income tax benefit of equal magnitude in our consolidated statement of operations and comprehensive income in the period we made the determination.

For the year ended December 31, 2021, we recorded an income tax benefit of $0.1 million. Income tax benefit for the year ended December 31, 2020 was negligible. For the year ended December 31 2019, we recorded an income tax provision of $0.2 million.

We had no unrecognized tax benefits as of or during the three year period ended December 31, 2021.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2021.  No material interest or penalties relating to income taxes were recognized in the statement of operations for the years ended December 31, 2021, 2020, and 2019 or in the consolidated balance sheets as of December 31, 2021, 2020, and 2019.  It is our accounting policy to classify interest and penalties relating to unrecognized tax benefits as tax expense.  As of December 31, 2021, returns for the calendar years 2018 through 2021 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions.  As of December 31, 2021, certain returns for calendar year 2017 also remain subject to examination by various state and local tax jurisdictions.

Sales Tax

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

17.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2021, we had entered into agreements for construction costs of approximately $2.8 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. We are not aware of any matters that would have a material effect on our consolidated financial statements.

Development Obligations

As of December 31, 2021, the Company has $1.8 million of development related obligations that require annual payments through December 2032.

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $6.8 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

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

In February 2022, our R2G joint venture closed on two mortgages totaling $52.0 million with a weighted average interest rate of 2.88%. The mortgages are due at various maturity dates from March 2029 through March 2031.

In February 2022, the Company repaid $25.0 million on its unsecured revolving credit facility.

RPT REALTY
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2021
(in thousands of dollars)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

For the Year Ended December 31, 2021
Allowance for Doubtful Accounts	$12,996	2,450	(2,339)	—	$13,107
Straight Line Rent Reserve	$4,091	522	(109)	—	$4,504

For the Year Ended December 31, 2020
Allowance for Doubtful Accounts	$1,037	12,884	(925)	—	$12,996
Straight Line Rent Reserve	$1,825	2,721	(455)	—	$4,091

For the Year Ended December 31, 2019
Allowance for Doubtful Accounts	$858	625	(446)	—	$1,037
Straight Line Rent Reserve	$2,323	(492)	(6)	—	$1,825

RPT REALTY
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands of dollars)

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired

Bellevue Plaza	TN	$—	$2,061	$6,544	$—	$2,061	$6,544	$8,605	$120	2002	2021
Bridgewater Falls	OH	—	9,831	76,446	(360)	9,831	76,086	85,917	16,365	2005/2007	2014
Buttermilk Towne Center	KY	—	13,249	21,103	(879)	10,095	23,378	33,473	5,883	2005	2014
Centennial Shops	MN	—	—	29,639	424	—	30,063	30,063	5,317	2008	2016
Central Plaza	MO	—	10,250	10,909	2,447	10,250	13,356	23,606	3,716	1970	2012
Clinton Pointe	MI	—	1,175	10,499	2,025	1,176	12,523	13,699	5,390	1992	2003
Crofton Centre	MD	—	8,012	22,774	1,517	8,012	24,291	32,303	4,481	1974	2015
Cypress Point	FL	—	2,968	17,637	2,235	2,968	19,872	22,840	5,030	1983	2013
Deer Creek Shopping Center	MO	—	6,070	18,105	2,151	6,070	20,256	26,326	5,351	1970's/2013	2013
Deer Grove Centre	IL	—	8,408	8,197	4,389	7,873	13,121	20,994	5,195	1997	2013
Deerfield Towne Center	OH	—	6,868	78,551	11,913	6,868	90,464	97,332	23,600	2004/2007	2013
Front Range Village	CO	—	19,413	80,600	16,173	18,988	97,198	116,186	18,037	2008	2014
Heritage Place	MO	—	13,899	22,506	3,732	13,899	26,238	40,137	8,966	1989	2011
Highland Lakes	FL	—	4,714	9,378	—	4,714	9,378	14,092	—	1979	2021
Holcomb Center	GA	—	658	5,953	5,282	658	11,235	11,893	5,691	1986	1996
Hunters Square	MI	—	7,673	52,774	6,679	7,577	59,549	67,126	15,752	1988	2013
Lakehills Plaza	TX	—	17,987	12,828	166	17,987	12,994	30,981	1,159	1980/2019	2019
Lakeland Park Center	FL	—	15,365	—	41,410	16,864	39,911	56,775	10,010	2014	2008
Marketplace of Delray	FL	—	7,922	18,910	(1,102)	6,378	19,352	25,730	5,273	1981/2010	2013
Merchants' Square	IN	—	4,997	18,346	5,470	4,453	24,360	28,813	8,214	1970	2010
Mount Prospect Plaza	IL	—	11,633	21,767	2,856	9,601	26,655	36,256	7,541	1958/1987/2012	2013
Nagawaukee Shopping Center	WI	4,073	7,549	30,898	4,221	7,517	35,151	42,668	8,821	1994/2004/2008	2012/2013
Newnan Pavillion	GA	—	10,124	24,057	—	10,124	24,057	34,181	539	1998/2013	2021
Northborough Crossing	MA	—	10,199	21,892	51	10,199	21,943	32,142	467	2011	2021
Olentangy Plaza	OH	—	4,283	20,774	3,270	4,283	24,044	28,327	5,188	1981	2015
Parkway Shops	FL	—	3,145	—	21,422	5,827	18,740	24,567	4,821	2013	2008
Peachtree Hill	GA	—	7,517	17,062	(7,866)	6,134	10,579	16,713	2,058	1986	2015
Promenade at Pleasant Hill	GA	—	3,891	22,520	5,944	3,330	29,025	32,355	12,861	1993	2004
Providence Marketplace	TN	—	22,171	85,657	(548)	22,088	85,192	107,280	13,550	2006	2017
River City Marketplace	FL	—	19,768	73,859	8,596	11,088	91,135	102,223	32,358	2005	2005
Rivertowne Square	FL	—	954	8,587	2,474	895	11,120	12,015	5,580	1980	1998
Shoppes of Lakeland	FL	—	5,503	20,236	241	5,236	20,744	25,980	5,408	1985	1996
Southfield Plaza	MI	—	1,121	10,777	1,368	1,121	12,145	13,266	8,384	1969	1996
Spring Meadows Place	OH	—	2,646	16,758	15,930	4,539	30,795	35,334	15,141	1987	1996
Tel-Twelve	MI	—	3,819	43,181	30,094	1,738	75,356	77,094	41,669	1968	1996

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired

The Shops on Lane Avenue	OH	27,624	4,848	51,273	6,020	4,848	57,293	62,141	10,338	1952/2004	2015
Treasure Coast Commons	FL	—	2,924	10,644	954	2,924	11,598	14,522	3,290	1996	2013
Troy Marketplace	MI	—	8,371	29,333	16,003	9,966	43,741	53,707	10,107	2000/2010	2013
Village Lakes Shopping Center	FL	—	862	7,768	8,509	862	16,277	17,139	8,248	1987	1997
Vista Plaza	FL	—	3,667	16,769	584	3,667	17,353	21,020	4,220	1998	2013
West Broward	FL	—	5,339	11,521	(1,195)	4,610	11,055	15,665	2,527	1965	2013
West Allis Towne Centre	WI	—	1,866	16,789	16,458	1,866	33,247	35,113	15,534	1987	1996
West Oaks I	MI	—	1,058	17,173	21,020	2,826	36,425	39,251	13,568	1979	1996/2018
West Oaks II	MI	—	1,391	12,519	8,988	1,315	21,583	22,898	11,874	1986	1996
Winchester Center	MI	—	5,667	18,559	7,574	5,517	26,283	31,800	6,270	1980	2013
Woodbury Lakes	MN	—	10,411	55,635	27,497	10,411	83,132	93,543	17,869	2005	2014
Woodstock Square	GA	—	6,624	27,184	577	6,624	27,761	34,385	454	2001	2021
Land Held for Future Development (1)	Various	—	28,266	14,026	(15,801)	20,851	5,640	26,491	35	N/A	N/A
TOTALS		$31,697	$357,137	$1,228,917	$288,913	$336,729	$1,538,238	$1,874,967	$422,270

(1) Primarily in Hartland, MI, Lakeland, FL and Jacksonville, FL.

SCHEDULE III
REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
December 31, 2021

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Reconciliation of total real estate carrying value:
Balance at beginning of year	$1,855,549	$1,860,382	$2,078,995
Additions during period:
Acquisition	155,032	—	30,814
Improvements	23,934	18,663	42,824
Deductions during period:
Cost of real estate sold/written off	(141,343)	(22,898)	(292,251)
Impairment	(17,201)	(598)	—
Reclassification to held for sale	(1,004)	—	—
Balance at end of year	$1,874,967	$1,855,549	$1,860,382
Reconciliation of accumulated depreciation:
Balance at beginning of year	$392,301	$352,006	$358,195
Depreciation Expense	54,643	54,253	58,662
Cost of real estate sold/written off	(23,670)	(13,958)	(64,851)
Reclassification to held for sale	(1,004)	—	-
Balance at end of year	$422,270	$392,301	$352,006

Aggregate cost for federal income tax purposes	$1,944,380	$1,923,056	$1,905,041