Form 10-Q
period 2022-03-31
RPT Realty
filed 2022-05-05
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2022

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
Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of April 29, 2022: 85,110,742

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RPT REALTY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Income producing properties, at cost:
Land	$312,113	$315,687
Buildings and improvements	1,512,451	1,512,455
Less accumulated depreciation and amortization	(433,060)	(422,270)
Income producing properties, net	1,391,504	1,405,872
Construction in progress and land available for development	41,027	43,017
Real estate held for sale	—	3,808
Net real estate	1,432,531	1,452,697
Equity investments in unconsolidated joint ventures	237,719	267,183
Cash and cash equivalents	12,249	13,367
Restricted cash and escrows	651	666
Accounts receivable (net of allowance for doubtful accounts of $13,222 and $13,107 as of March 31, 2022 and December 31, 2021, respectively)	26,062	23,954
Acquired lease intangibles, net	34,360	37,854
Operating lease right-of-use assets	17,769	17,934
Other assets, net	98,524	88,424
TOTAL ASSETS	$1,859,865	$1,902,079

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$849,033	$884,185
Finance lease obligation	821	821
Accounts payable and accrued expenses	37,401	47,034
Distributions payable	13,570	12,555
Acquired lease intangibles, net	33,721	36,207
Operating lease liabilities	17,329	17,431
Other liabilities	5,784	8,392
TOTAL LIABILITIES	957,659	1,006,625

Commitments and Contingencies

RPT Realty ("RPT") Shareholders' Equity:
Preferred shares of beneficial interest, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 240,000 shares authorized, 84,162 and 83,894 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	842	839
Additional paid-in capital	1,230,060	1,227,791
Accumulated distributions in excess of net income	(448,543)	(441,478)
Accumulated other comprehensive income (loss)	9,526	(2,635)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	884,312	876,944
Noncontrolling interest	17,894	18,510
TOTAL SHAREHOLDERS' EQUITY	902,206	895,454

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,859,865	$1,902,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUE
Rental income	$53,998	$48,937
Other property income	1,350	840
Management and other fee income	741	316
TOTAL REVENUE	56,089	50,093

EXPENSES
Real estate taxes	8,171	8,489
Recoverable operating expense	7,208	6,193
Non-recoverable operating expense	2,630	2,557
Depreciation and amortization	20,211	18,379
Transaction costs	114	—
General and administrative expense	8,348	7,370
TOTAL EXPENSES	46,682	42,988

Gain on sale of real estate	3,547	19,003

OPERATING INCOME	12,954	26,108

OTHER INCOME AND EXPENSES
Other income (expense), net	184	(107)
Earnings from unconsolidated joint ventures	1,101	801
Interest expense	(8,312)	(9,406)
INCOME BEFORE TAX	5,927	17,396
Income tax provision	(35)	(88)
NET INCOME	5,892	17,308
Net income attributable to noncontrolling partner interest	(116)	(398)
NET INCOME ATTRIBUTABLE TO RPT	5,776	16,910
Preferred share dividends	(1,675)	(1,675)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,101	$15,235

EARNINGS PER COMMON SHARE
Basic	$0.05	$0.19
Diluted	$0.05	$0.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	83,975	80,102
Diluted	85,582	81,123

Cash Dividend Declared per Common Share	$0.130	$0.075

OTHER COMPREHENSIVE INCOME
Net income	$5,892	$17,308
Other comprehensive gain:
Gain on interest rate swaps, net	12,406	7,535
Comprehensive income	18,298	24,843
Comprehensive income attributable to noncontrolling interest	(361)	(571)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$17,937	$24,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2022 and March 31, 2021
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2021	$92,427	$839	$1,227,791	$(441,478)	$(2,635)	$18,510	$895,454
Issuance of common shares, net of issuance costs	—	1	644	—	—	—	645
Redemption of Operating Partnership Unit holders	—	1	758	—	—	(759)	—
Share-based compensation, net of shares withheld for employee taxes	—	1	867	—	—	—	868
Dividends declared to common shareholders	—	—	—	(10,942)	—	—	(10,942)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(218)	(218)
Dividends declared to deferred shares	—	—	—	(224)	—	—	(224)
Other comprehensive income adjustment	—	—	—	—	12,161	245	12,406
Net income	—	—	—	5,776	—	116	5,892
Balance, March 31, 2022	$92,427	$842	$1,230,060	$(448,543)	$9,526	$17,894	$902,206

Balance, December 31, 2020	$92,427	$801	$1,174,315	$(471,017)	$(14,132)	$18,975	$801,369
Issuance of common shares, net of issuance costs	—	—	(182)	—	—	—	(182)
Share-based compensation, net of shares withheld for employee taxes	—	1	828	—	—	—	829
Dividends declared to common shareholders	—	—	—	(6,012)	—	—	(6,012)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(143)	(143)
Dividends declared to deferred shares	—	—	—	(93)	—	—	(93)
Other comprehensive income adjustment	—	—	—	—	7,362	173	7,535
Net income	—	—	—	16,910	—	398	17,308
Balance, March 31, 2021	$92,427	$802	$1,174,961	$(461,887)	$(6,770)	$19,403	$818,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$5,892	$17,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,211	18,379
Amortization of deferred financing fees	377	374
Income tax provision	35	88
Earnings from unconsolidated joint ventures	(1,101)	(801)
Distributions received from operations of unconsolidated joint ventures	3,924	2,235
Gain on sale of real estate	(3,547)	(19,003)
Amortization of acquired above and below market lease intangibles, net	(2,262)	(737)
Amortization of premium on mortgages, net	(20)	(211)
Service-based restricted share expense	961	1,049
Long-term incentive compensation expense	1,247	1,166
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(2,111)	(219)
Other assets, net	(1,038)	1,333
Accounts payable, accrued expenses and other liabilities	(8,648)	(2,076)
Net cash provided by operating activities	13,920	18,885

INVESTING ACTIVITIES
Development and capital improvements	(4,566)	(5,347)
Net proceeds from sales of real estate	11,271	29,298
Investment in equity interests in unconsolidated joint ventures	(372)	—
Acquisitions of preferred investments	(869)	—
Redemption of preferred investments	541	—
Net cash provided by investing activities	6,005	23,951

FINANCING ACTIVITIES
Repayment of mortgages and notes payable	(331)	(624)
Repayments on revolving credit facility	(35,000)	(100,000)
Distributions received from financing activities of unconsolidated joint ventures	27,013	—
Proceeds from issuance of common shares, net of issuance costs	645	(182)
Payment of employee taxes upon vesting of awards	(1,340)	(769)
Dividends paid to preferred shareholders	(1,675)	(3,350)
Dividends paid to common shareholders	(10,159)	(6,040)
Distributions paid to operating partnership unit holders	(211)	—
Net cash used in financing activities	(21,058)	(110,965)

Net change in cash, cash equivalents and restricted cash and escrows	(1,133)	(68,129)
Cash, cash equivalents and restricted cash and escrows at beginning of period	14,033	211,484
Cash, cash equivalents and restricted cash and escrows at end of period	$12,900	$143,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Contribution of real estate exchanged for an equity investment in unconsolidated joint venture	$—	$1,116
Contribution of real estate exchanged for preferred investment in unconsolidated entities	—	2,610

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $22 and $1 in 2022 and 2021, respectively)	$5,015	$6,754

	As of March 31,
Reconciliation of cash, cash equivalents and restricted cash and escrows	2022	2021
Cash and cash equivalents	$12,249	$133,002
Restricted cash and escrows	651	10,353
	$12,900	$143,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

RPT Realty, together with our subsidiaries (the “Company” or “RPT”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of open-air shopping destinations principally located in the top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange (“NYSE”). The common shares of beneficial interest of the Company, par value $0.01 per share (the “common share”), are listed and traded on the NYSE under the ticker symbol “RPT”. As of March 31, 2022, the Company's property portfolio (the “aggregate portfolio”) consisted of 47 wholly-owned shopping centers, ten shopping centers owned through its grocery anchored joint venture and 40 retail properties owned through its net lease joint venture which together represent 14.6 million square feet of gross leasable area (“GLA”).  As of March 31, 2022, the Company’s pro-rata share of the aggregate portfolio was 93.2% leased.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership” or “OP” which was 98.1% and 98.0% owned by the Company at March 31, 2022 and December 31, 2021, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”). The presentation of condensed consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity. Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss). All intercompany transactions and balances are eliminated in consolidation.

We have elected to be a REIT for federal income tax purposes.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Equity Distribution Agreements

In February 2020, the Company entered in to an Equity Distribution Agreement (“2020 Equity Distribution Agreement”) pursuant to which the Company could offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million (the “Prior ATM Program”). During the three months ended March 31, 2022, the Company entered into forward sale agreements under the Prior ATM Program to sell an aggregate of 75,000 shares of common shares. During the three months ended March 31, 2022, the Company subsequently settled all forward sale agreements under the Prior ATM Program, receiving $1.0 million of gross proceeds before issuance costs, which were used for working capital and general corporate purposes.

In February 2022, the Company entered into a Equity Distribution Agreement (“2022 Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $150.0 million (the “Current ATM Program”). In connection with the establishment of the Current ATM Program, the 2020 Equity Distribution Agreement was terminated effective February 18, 2022, and there will be no future issuances under the Prior ATM Program. Under the Current ATM Program, sales of the shares of common shares may be made, in the Company's discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for shares of its common shares with forward sellers and forward purchasers. During the three months ended March 31, 2022, the Company entered into forward sale agreements to sell an aggregate of 1,226,271 shares of its common shares, at a weighted average offering price of $13.85 before discounts and offering expenses. The Company has not settled any shares pursuant to these forward sale agreements as of March 31, 2022, and is required to settle the outstanding shares of common shares by March 2023. As of March 31, 2022, $133.0 million shares of common shares remained available for issuance under the Current ATM Program after reducing the program capacity for shares currently under contract on a forward basis.

To account for the forward sale agreements, the Company considers the accounting guidance governing financial instruments and derivatives. To date, the Company has concluded that its forward sale agreements are not liabilities as they do not embody obligations to repurchase its shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to its shares. The Company then evaluates whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. The Company has concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for the Company’s own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to its own stock.

The Company also considers the potential dilution resulting from the forward sale agreements on the earnings per share calculations. The Company uses the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

Recently Adopted Accounting Pronouncements

In July 2021, the FASB updated Accounting Standards Codification (“ASC”) Topic 842 “Leases” with ASU 2021-05 “Lessors-Certain Leases with Variable Lease Payments” (“ASU 2021-05”). ASU 2021-05 affects lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. ASU 2021-05 amends the lease classification requirements for lessors to align them with practice under Topic 840, whereby lessors classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease when certain criteria are met. ASU 2016-13 is effective for annual periods beginning after December 15, 2021, including interim periods within that fiscal year. The adoption of this standard did not have a material impact on our condensed consolidated financial statements, as the Company's customary lease terms do not result in sales-type or direct financing classifications, although future leases may.

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

For the three months ended March 31, 2022 and 2021, we recorded no impairment provision.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $15.2 million and $16.8 million at March 31, 2022 and December 31, 2021, respectively. The decrease in construction in progress from December 31, 2021 to March 31, 2022 was due primarily to the completion of tenant build-outs, partially offset by capital expenditures for ongoing projects.

Land available for development includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center or outparcel pad. The viability of all projects under construction or development, including those owned by our unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development was $25.8 million and $26.2 million at March 31, 2022 and December 31, 2021, respectfully.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when the following criteria are met (i) management, having the authority to approve the action, commits to a plan to sell a property (or group of properties), (ii) the property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such properties, (iii) an active program to locate a buyer and other actions required to complete the plan to sell the property have been initiated, (iv) the sale of the property is probable and transfer of the asset is expected to be completed within one year, (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. As of March 31, 2022, we had no properties and no land parcels classified as held for sale. As of December 31, 2021, certain net lease retail assets held by the consolidated portfolio had been fully subdivided from our wholly-owned shopping centers, and the Company had a legally binding agreement to contribute these properties to our RGMZ Venture REIT LLC (“RGMZ”) joint venture. As of December 31, 2021, these properties were classified as held for sale with a net book value of $3.8 million, and were subsequently sold during March 2022.

3.  Property Acquisitions and Dispositions

Acquisitions

There were no acquisitions in the three months ended March 31, 2022.

Dispositions

The following table provides a summary of our disposition activity for the three months ended March 31, 2022:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain on Sale
		(in thousands)			(In thousands)
Newnan Pavilion - Land Parcel (1)	Newnan, GA	108	N/A	3/22/22	$4,576	$37
Front Range Village - Outparcel (1)	Fort Collins, CO	24	N/A	3/22/22	7,000	3,417
Total income producing dispositions		132	—		$11,576	$3,454

Hartland - Land Parcel	Hartland, MI	N/A	0.7	3/31/22	$400	$93
Total land dispositions		—	0.7		$400	$93

Total dispositions		132	0.7		$11,976	$3,547

(1)We contributed net lease retail assets that were subdivided from wholly-owned shopping centers to RGMZ. The properties contributed included income producing properties in which we owned the depreciable real estate. Refer to Note 4 of these notes to the condensed consolidated financial statements for additional information.

4.  Equity Investments in Unconsolidated Joint Ventures

As of March 31, 2022 and December 31, 2021, we had three joint venture agreements: 1) R2G Venture LLC (“R2G”), 2) RGMZ, and 3) Ramco HHF NP LLC whereby we own 51.5%, 6.4%, and 7.0%, respectively, of the equity in each joint venture. As of March 31, 2022, R2G owned ten income producing shopping centers, RGMZ owned 40 net lease retail properties, and Ramco HHF NP LLC did not own any income producing properties. We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	March 31, 2022			December 31, 2021
	(In thousands)
ASSETS	R2G	RGMZ	Total	R2G	RGMZ	Total
Investment in real estate, net	$486,486	$163,072	$649,558	$489,557	$152,992	$642,549
Other assets	68,418	75,126	143,544	71,543	74,295	145,838
Total Assets	$554,904	$238,198	$793,102	$561,100	$227,287	$788,387
LIABILITIES AND OWNERS' EQUITY
Notes payable	$79,974	$137,465	$217,439	$28,516	$130,519	$159,035
Other liabilities	32,455	3,725	36,180	32,914	3,168	36,082
Owners' equity	442,475	97,008	539,483	499,670	93,600	593,270
Total Liabilities and Owners' Equity	$554,904	$238,198	$793,102	$561,100	$227,287	$788,387

RPT's equity investments in unconsolidated joint ventures	$231,483	$6,236	$237,719	$261,229	$5,954	$267,183

	Three Months Ended March 31,
Statements of Operations	2022			2021
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Other	Total
Total revenue	$14,006	$4,412	$18,418	$5,737	$156	$—	$5,893
Total expenses	11,402	2,908	14,310	4,157	114	7	4,278
Operating income (loss)	2,604	1,504	4,108	1,580	42	(7)	1,615
Interest expense	439	1,421	1,860	—	82	—	82
Net income (loss)	$2,165	$83	$2,248	$1,580	$(40)	$(7)	$1,533
Preferred member dividends	38	—	38	19	—	—	19
Net income (loss) available to common members	$2,127	$83	$2,210	$1,561	$(40)	$(7)	$1,514

RPT's share of earnings (loss) from unconsolidated joint ventures	$1,096	$5	$1,101	$803	$(2)	$—	$801

Acquisitions

R2G had no acquisitions during the three months ended March 31, 2022.

The following table provides a summary of RGMZ's acquisitions during the three months ended March 31, 2022:

				Gross
Property Name	Location	GLA	Date Acquired	Contract Price (1)	Purchase Price	Debt Issued
		(in thousands)		(In thousands)
RPT Realty - 2 Income Producing Properties	Various (2)	132	3/22/22	$11,576	$11,679	$(6,946)
Total RGMZ acquisitions		132		$11,576	$11,679	$(6,946)

(1)Contract price does not include purchase price adjustments made at closing and capitalized closing costs.
(2)Net lease retail properties acquired are located in Colorado and Georgia.

The total aggregate fair value of the RGMZ acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions. At the time of acquisition, these assets were considered Level 3 fair value measurements:

As of Acquisition Date
(In thousands)
Land	$4,716
Buildings and improvements	5,928
Lease origination costs	1,035
Net assets acquired	$11,679

Dispositions

There was no disposition activity in the three months ended March 31, 2022 by any of our unconsolidated joint ventures.

Debt

During the three months ended March 31, 2022, our R2G joint venture closed on a fixed mortgage secured by Village Shoppes at Canton for an aggregate principal amount of $22.1 million. The mortgage has an annual rate of 2.81% and matures on March 1, 2029.

During the three months ended March 31, 2022, our R2G joint venture closed on a fixed mortgage secured by Bedford Marketplace for an aggregate principal amount of $30.0 million. The mortgage has an annual rate of 2.93% and matures on March 1, 2029.

The following table summarizes the R2G's fixed rate mortgages:

		March 31, 2022		December 31, 2021
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Village Shoppes of Canton	3/1/2029	$22,050	2.81%	$—	—%
East Lake Woodlands	9/8/2031	12,750	2.94%	12,750	2.94%
South Pasadena	9/8/2031	16,330	2.94%	16,330	2.94%
Bedford Marketplace	3/1/2032	29,975	2.93%	—	—%
		$81,105	2.90%	$29,080	2.94%
Unamortized deferred financing costs		(1,131)		(564)
	Total	$79,974		$28,516

RGMZ has a $240.0 million secured credit facility that includes an accordion feature allowing it to increase future potential commitments up to a total capacity of $500.0 million. As of March 31, 2022, RGMZ had $137.5 million outstanding under its secured credit facility, a increase of $6.9 million from December 31, 2021, as result of borrowings in 2022. The interest rate at March 31, 2022 was 3.25%.

Joint Venture Management and Other Fee Income

We receive a property management fee which is based upon 4.0% of gross revenues received for providing services to R2G and recognize these fees as the services are rendered. We also receive leasing fees from R2G for new leases and renewal leases of 6.0% and 2.5%, respectively, of total expected rent over the length of the lease, capped at 10 years. We receive an asset management fee for services provided to RGMZ, which is based upon 0.25% of the gross asset value of net lease retail assets in RGMZ. We also receive leasing fees from RGMZ for new leases and renewal leases of 5.0% and 2.5%, respectively, of total expected rent over the length of the lease, capped at 10 years. The Company will be paid an additional annual incentive management fee equal to 0.15% based upon the appraised gross asset value of the net lease retail assets in RGMZ. However, the Company will not earn this fee until meeting certain financial hurdles measured at sale or initial public offering of the RGMZ joint venture. Notwithstanding the forgoing for both joint ventures, for tenants with space in excess of 17,000 rentable square feet, the fees are as follows: (i) $1 per rentable square foot for each renewal lease, (ii) (a) $5 per rentable square foot for each new lease for grocer and (b) $4 per rentable square foot for each new lease for non-grocer. We also can receive fees from both joint ventures for construction management and development management. We are responsible for paying any third-party leasing fees. The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
	2022			2021
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Total
Management fees	$491	$144	$635	$229	$11	$240
Leasing fees	95	11	106	76	—	76
Total	$586	$155	$741	$305	$11	$316

5.  Debt

The following table summarizes our mortgages, notes payable, revolving credit facility and finance lease obligation as of March 31, 2022 and December 31, 2021:

Notes Payable and Finance Lease Obligation	March 31, 2022	December 31, 2021
	(In thousands)
Senior unsecured notes	$511,500	$511,500
Unsecured term loan facilities	310,000	310,000
Fixed rate mortgages	31,366	31,697
Unsecured revolving credit facility	—	35,000
	852,866	888,197
Unamortized premium	133	153
Unamortized deferred financing costs	(3,966)	(4,165)
Total notes payable, net	$849,033	$884,185

Finance lease obligation	$821	$821

Senior Unsecured Notes

The following table summarizes the Company's senior unsecured notes:

		March 31, 2022		December 31, 2021
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Senior unsecured notes	6/27/2025	$31,500	4.27%	$31,500	4.27%
Senior unsecured notes	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes	12/21/2029	20,000	4.72%	20,000	4.72%
Senior unsecured notes	12/27/2029	50,000	4.15%	50,000	4.15%
Senior unsecured notes	11/30/2030	75,000	3.70%	75,000	3.70%
Senior unsecured notes	11/30/2031	55,000	3.82%	55,000	3.82%
		$511,500	4.09%	$511,500	4.09%
Unamortized deferred financing costs		(2,601)		(2,694)
	Total	$508,899		$508,806

Unsecured Term Loan Facilities and Revolving Credit Facility

The following table summarizes the Company's unsecured term loan facilities and revolving credit facility:

		March 31, 2022		December 31, 2021
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Unsecured term loan - fixed rate (1)	3/3/2023	$60,000	2.97%	$60,000	3.02%
Unsecured term loan - fixed rate (2)	11/6/2024	50,000	2.46%	50,000	2.51%
Unsecured term loan - fixed rate (3)	2/6/2025	50,000	2.52%	50,000	2.57%
Unsecured term loan - fixed rate (4)	11/6/2026	50,000	2.90%	50,000	2.95%
Unsecured term loan - fixed rate (5)	2/5/2027	100,000	2.99%	100,000	3.04%
		$310,000	2.81%	$310,000	2.86%
Unamortized deferred financing costs		(1,365)		(1,471)
Term loans, net		$308,635		$308,529

Revolving credit facility - variable rate	11/6/2023	$—	1.33%	35,000	1.25%

(1)Swapped to a weighted average fixed rate of 1.77%, plus a credit spread of 1.20%, based on a leverage grid at March 31, 2022.
(2)Swapped to a weighted average fixed rate of 1.26%, plus a credit spread of 1.20%, based on a leverage grid at March 31, 2022.
(3)Swapped to a weighted average fixed rate of 1.32%, plus a credit spread of 1.20%, based on a leverage grid at March 31, 2022.
(4)Swapped to a weighted average fixed rate of 1.30%, plus a credit spread of 1.60%, based on a leverage grid at March 31, 2022.
(5)Swapped to a weighted average fixed rate of 1.39%, plus a credit spread of 1.60%, based on a leverage grid at March 31, 2022.

As of March 31, 2022 we had no balance outstanding under our unsecured revolving credit facility, which represented a decrease of $35.0 million from December 31, 2021, as a result of repayments made in February and March 2022. We had no outstanding letters of credit issued under our revolving credit facility as of March 31, 2022. We had $350.0 million of unused capacity under our $350.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. The interest rate as of March 31, 2022 was 1.33%.

Mortgages

The following table summarizes the Company's fixed rate mortgages:

		March 31, 2022		December 31, 2021
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
The Shops on Lane Avenue	1/10/2023	$27,485	3.76%	$27,624	3.76%
Nagawaukee II	6/1/2026	3,881	5.80%	4,073	5.80%
		$31,366	4.01%	$31,697	4.02%
Unamortized premium		133		153
	Total	$31,499		$31,850

The fixed rate mortgages are secured by properties that have an approximate net book value of $71.7 million as of March 31, 2022.

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

Covenants

On June 30, 2020, the Company entered into amendments to the note purchase agreements governing all of the Company's outstanding senior unsecured notes. The amendments still in effect as of March 31, 2022 were specific to the occupancy tests relating to the minimum ratio of consolidated total unencumbered asset value to unsecured indebtedness which were eliminated during the period from June 30, 2020 through and including September 30, 2021 and were otherwise reduced during the fiscal quarters ended December 31, 2021 and March 31, 2022.

Our revolving credit facility, senior unsecured notes as amended and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of March 31, 2022, we were in compliance with these covenants.

Debt Maturities

The following table presents scheduled principal payments on mortgages, notes payable and revolving credit facility as of March 31, 2022:

Year Ending December 31,
(In thousands)
2022 (remaining)	$1,017
2023	87,888
2024	50,879
2025	182,431
2026	125,651
Thereafter	405,000
Subtotal debt	852,866
Unamortized premium	133
Unamortized deferred financing costs	(3,966)
Total debt	$849,033

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

		Total Fair Value	Level 2
	Balance Sheet Location
March 31, 2022		(In thousands)
Derivative assets - interest rate swaps	Other assets	$9,736	$9,736
Derivative liabilities - interest rate swaps	Other liabilities	$(41)	$(41)
December 31, 2021
Derivative assets - interest rate swaps	Other assets	$—	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(2,712)	$(2,712)

The carrying values of cash and cash equivalents, restricted cash and escrows, accounts receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

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

The Company determined that the valuation of its fixed rate senior unsecured notes, unsecured term loan facilities (including variable rate term loans swapped to fixed through derivatives), and unsecured revolving credit facility were classified as Level 2 of the fair value hierarchy and its fixed rate mortgages were classified within Level 3 of the fair value hierarchy. Our Level 2 fixed rate debt (including variable rate debt swapped to fixed through derivatives) with a carrying value of $821.5 million at both March 31, 2022 and December 31, 2021, had fair values of approximately $811.7 million and $833.1 million, as of March 31, 2022 and December 31, 2021, respectively.  Our Level 2 variable rate debt’s fair value is estimated to be the carrying value of $35.0 million as of December 31, 2021. Our Level 3 fixed rate mortgages had carrying values of $31.4 million and $31.7 million as of March 31, 2022 and December 31, 2021, respectively, and had fair values of approximately $31.7 million and $32.4 million, respectively.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:

Net Real Estate

Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the three months ended March 31, 2022 and 2021, we did not incur any impairment for income producing shopping centers that are required to be measured at fair value on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the three months ended March 31, 2022 and 2021.

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations and comprehensive income.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and London Interbank Offered Rate (“LIBOR”) rate. At March 31, 2022, all of our hedges were effective.

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

At March 31, 2022, we had ten interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt.

The following table summarizes the notional values and fair values of our derivative financial instruments as of March 31, 2022:

	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	30,000	1.260%	907	11/2024
Unsecured term loan	Cash Flow	10,000	1.259%	303	11/2024
Unsecured term loan	Cash Flow	10,000	1.269%	300	11/2024
Unsecured term loan	Cash Flow	25,000	1.310%	772	01/2025
Unsecured term loan	Cash Flow	25,000	1.324%	760	01/2025
Unsecured term loan	Cash Flow	50,000	1.297%	2,344	11/2026
Unsecured term loan	Cash Flow	25,000	1.402%	1,079	01/2027
Unsecured term loan	Cash Flow	50,000	1.382%	2,189	01/2027
Unsecured term loan	Cash Flow	25,000	1.398%	1,082	01/2027
Total Derivative Assets		$250,000		$9,736

Derivative Liabilities
Unsecured term loan	Cash Flow	$60,000	1.770%	$(41)	03/2023
Total Derivative Liabilities		$60,000		$(41)

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2021:

	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
		(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan	Cash Flow	60,000	1.770%	(875)	03/2023
Unsecured term loan	Cash Flow	30,000	1.260%	(211)	11/2024
Unsecured term loan	Cash Flow	10,000	1.259%	(70)	11/2024
Unsecured term loan	Cash Flow	10,000	1.269%	(73)	11/2024
Unsecured term loan	Cash Flow	25,000	1.310%	(204)	01/2025
Unsecured term loan	Cash Flow	25,000	1.324%	(215)	01/2025
Unsecured term loan	Cash Flow	50,000	1.297%	(211)	11/2026
Unsecured term loan	Cash Flow	25,000	1.402%	(226)	01/2027
Unsecured term loan	Cash Flow	50,000	1.382%	(405)	01/2027
Unsecured term loan	Cash Flow	25,000	1.398%	(222)	01/2027
		$310,000		$(2,712)

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2022 and 2021 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Three Months Ended March 31,			Three Months Ended March 31,
	2022	2021		2022	2021
	(In thousands)			(In thousands)
Interest rate contracts - assets	$9,016	$—	Interest Expense	$719	$—
Interest rate contracts - liabilities	2,436	8,519	Interest Expense	235	(984)
Total	$11,452	$8,519	Total	$954	$(984)

8. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at March 31, 2022, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2022 (remaining)	$116,229
2023	141,839
2024	122,868
2025	102,283
2026	82,277
Thereafter	212,806
Total	$778,302

We recognized rental income related to variable lease payments of $12.2 million for both the three months ended March 31, 2022 and 2021.

Substantially all of the assets included as income producing properties, net on the condensed consolidated balance sheets, relate to our portfolio of wholly-owned shopping centers, in which we are the lessor under operating leases with our tenants. As of March 31, 2022, the Company’s wholly-owned portfolio was 93.1% leased.

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

The components of lease expense were as follows:

		Three Months Ended March 31,
Statements of Operations	Classification	2022	2021
		(In thousands)
Operating ground lease cost	Non-recoverable operating expense	$291	$291
Operating administrative lease cost	General and administrative expense	165	143
Finance lease cost	Interest Expense	11	11

Supplemental balance sheet information related to leases is as follows:

Balance Sheet	Classification	March 31, 2022	December 31, 2021
		(In thousands)
ASSETS
Operating lease assets	Operating lease right-of-use assets	$17,769	$17,934
Finance lease asset	Land	10,095	10,095
Total leased assets		$27,864	$28,029

LIABILITIES
Operating lease liabilities	Operating lease liabilities	$17,329	$17,431
Finance lease liability	Finance lease obligation	821	821
Total lease liabilities		$18,150	$18,252

Weighted Average Remaining Lease Terms
Operating leases		72 years	71 years
Finance lease		11 years	11 years
Weighted Average Incremental Borrowing Rate
Operating leases		6.17%	6.16%
Finance lease		5.23%	5.23%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$393	$368
Operating cash flows from finance lease	—	—
Financing cash flows from finance lease	—	—

Maturities of lease liabilities as of March 31, 2022 were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Lease
	(In thousands)
2022 (remaining)	$1,112	$100
2023	1,495	100
2024	1,118	100
2025	1,048	100
2026	1,093	100
Thereafter	93,336	600
Total lease payments	$99,202	$1,100
Less imputed interest	(81,873)	(279)
Total	$17,329	$821

9.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands, except per share data)
Net income	$5,892	$17,308
Net income attributable to noncontrolling interest	(116)	(398)
Allocation of income to restricted share awards	(123)	(108)
Income attributable to RPT	5,653	16,802
Preferred share dividends	(1,675)	(1,675)
Net income available to common shareholders - Basic and Diluted	3,978	15,127

Weighted average shares outstanding, Basic	83,975	80,102
Dilutive effect of securities using the treasury method (1)	1,607	1,021
Weighted average shares outstanding, Diluted	85,582	81,123

Income per common share, Basic	$0.05	$0.19
Income per common share, Diluted	$0.05	$0.19

(1)The Company uses the treasury stock method to determine the dilution resulting from restricted stock awards and forward sales under the Current ATM Program during the period of time prior to settlement. For each period, the amount of securities determined using the treasury stock method is not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Three Months Ended March 31,
	2022		2021
	Outstanding	Convertible	Outstanding	Convertible
Operating Partnership Units	1,683	1,683	1,909	1,909
Series D Preferred Shares	1,849	7,017	1,849	7,017
	3,532	8,700	3,758	8,926

10.  Share-based Compensation Plans

As of March 31, 2022, we have two share-based compensation plans in effect: 1) the Amended and Restated 2019 Omnibus Long-Term Incentive Plan (“2019 LTIP”) and 2) the Inducement Incentive Plan (“Inducement Plan”). The 2019 LTIP is administered by the compensation committee of the Board (the “Compensation Committee”). The 2019 LTIP provides for the award to our trustees, officers, employees and other service providers of restricted shares, restricted share units, options to purchase shares, share appreciation rights, unrestricted shares, and other awards to acquire up to an aggregate of 5.1 million common shares of beneficial interest plus any shares that become available under the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) as a result of the forfeiture, expiration or cancellation of outstanding awards or any award settled in cash in lieu of shares under such plan. As of March 31, 2022, there were 1.7 million shares of beneficial interest available for issuance under the 2019 LTIP. The Inducement Plan was approved by the Board in April 2018 and under such plan the Compensation Committee may grant, subject to any Company performance conditions as specified by the Compensation Committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement to the individual's entry into employment with the Company. The Inducement Plan allows us to issue up to 6.0 million common shares of beneficial interest, of which 5.0 million remained available for issuance as of March 31, 2022; however, we do not intend to make further awards under the Inducement Plan following adoption of the 2019 LTIP.

As of March 31, 2022, we had 882,502 unvested service-based share awards outstanding under the 2019 LTIP, 7,907 unvested service-based share awards outstanding under the 2012 LTIP and no unvested service-based share awards outstanding under the Inducement Plan.  These awards have various expiration dates through June 2025.

During the three months ended March 31, 2022, we granted the following awards:

•268,664 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and
•Performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards to employees vest over three years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year. We recognized expense related to service-based restricted share grants of $1.0 million for both the three months ended March 31, 2022 and March 31, 2021.

The Company has TSR Grants that are either earned (1) subject to a future performance measurement based on a three-year shareholder return peer comparison or (2) subject to a future performance measurement based on the Company's stock price over a four-year performance period. The Company determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was $1.2 million and $0.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The fair value of each grant for the reported periods is estimated on the date of grant using the Monte Carlo simulation model using the weighted average assumptions noted in the following table:

	Three Months Ended March 31,
	2022	2021
Closing share price	$12.71	$10.45
Expected dividend rate	—%	—%
Expected stock price volatility	58.5%	57.1%
Risk-free interest rate	1.4%	0.2%
Expected life (years)	2.84	2.88

As of December 31, 2021, the future performance measurement period had been completed for all outstanding TSR Grants that will be settled in cash, and as such, there was no Monte Carlo simulation models performed for cash settled awards during the three months ended March 31, 2022. Compensation expense related to the cash awards was $0.6 million for the three months ended March 31, 2021.

We recognized total share-based compensation expense of $2.2 million for both the three months ended March 31, 2022 and March 31, 2021.

As of March 31, 2022, we had $19.7 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity awards.  This expense is expected to be recognized over a weighted-average period of 2.6 years.

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

As of March 31, 2022, we had a federal and state deferred tax asset of $8.5 million and a valuation allowance of $8.5 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

Income tax provision for the three months ended March 31, 2022 was negligible. We recorded an income tax provision of approximately $0.1 million for the three months ended March 31, 2021.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

12.  Commitments and Contingencies

Construction Costs

In connection with the leasing and targeted remerchandising of various shopping centers as of March 31, 2022, we had entered into agreements for construction costs of approximately $5.3 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. We are not aware of any matters that would have a material effect on our condensed consolidated financial statements.

Development Obligations

As of March 31, 2022, the Company has $1.7 million of development related obligations that require annual payments through December 2032.

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

On April 1, 2022 the Company borrowed $105.0 million on its unsecured revolving credit facility.

On April 4, 2022, the Company completed the acquisition of The Crossings, a 510,000 square foot shopping center, located in Newington, NH for a contract price of $104.0 million.

On May 3, 2022, RGMZ completed the acquisition of Ansonia Landing, a 91,000 square foot shopping center, located in Ansonia, CT for a contract price of $14.0 million.

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

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors which may cause actual results to differ materially from current expectations included, but are not limited to: our success or failure in implementing our business strategy; economic conditions generally and in the commercial real estate and finance markets such as the inability to obtain equity, debt or other sources of funding or refinancing on favorable terms to the Company and the costs and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; changes in the interest rate and/or other changes in the interest rate environment; the discontinuance of LIBOR; risks associated with bankruptcies or insolvencies or general downturn in the businesses of tenants; the ongoing impact of the novel coronavirus (“COVID-19”), or the impact of any future pandemic, epidemic or outbreak of any other highly infectious disease, on the U.S., regional and global economies and on the Company's business, financial condition and results of operations and that of its tenants; the potential adverse impact from tenant defaults generally or from the unpredictability of the business plans and financial condition of the Company's tenants, which are heightened as a result of COVID-19; the execution of deferral or rent concession agreements by tenants; our business prospects and outlook; acquisition, disposition, development and joint venture risks; our insurance costs and coverages; increases in cost of operations; risks related to cybersecurity and loss of confidential information and other business interruptions; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the NYSE. The common shares of beneficial interest of the Company, par value $0.01 per share, are listed and traded on the NYSE under the ticker symbol “RPT”. As of March 31, 2022, the Company's property portfolio (the “aggregate portfolio”) consisted of 47 wholly-owned shopping centers, ten shopping centers owned through its grocery anchored joint venture and 40 retail properties owned through its net lease joint venture which together represent 14.6 million square feet of GLA.  As of March 31, 2022, the Company’s pro-rata share of the aggregate portfolio was 93.2% leased.

Impact of COVID-19

The Company continues to closely monitor the COVID-19 pandemic, including the impact on our business, our tenants, our vendors and our partners, and implement policies to mitigate the impact of COVID-19 on the Company's business as well as for the safety and protection of its employees, tenants and communities.

The spread of COVID-19, including variants thereof, has caused significant market volatility and adverse impacts on the U.S. retail market, the U.S. economy, the global economy, and financial markets.. While the overall economy continues to recover, several issues, including the changes in consumer behavior, lack of qualified employees, inflation risk, supply chain bottlenecks and COVID-19 variants have impacted, and may continue to impact, the pace of the recovery.

The Company’s predominant source of revenue is from rents and reimbursable expenses received from tenants pursuant to lease agreements. Therefore, the Company’s financial results may be adversely impacted in the event our tenants are unable to make rental payments due to the COVID-19 pandemic. Starting in the first quarter of 2021, current rent collections approached pre-pandemic levels, and starting in the first quarter of 2022, rental income not probable of collection returned to pre-pandemic levels, however, a worsening or resurgence of the COVID-19 pandemic could adversely impact the ability of tenants to pay rent. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to tenant bankruptcies, rejection of tenant leases in bankruptcy, difficulties in renewing or re-leasing retail space, difficulties in accessing capital, impairment of the Company’s assets and other effects that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to shareholders. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our Strategy

Over the past three years, the Company entered two strategic joint ventures, positioning itself to meaningfully transform its portfolio, primarily focusing on major metropolitan U.S. markets in the Northeast and Southeast regions, which are supported by strong demographics, educational attainment, tech/life science/university adjacencies, pro-business environments and job growth. As of March 31, 2022, the Company derived 96.2% of its annualized base rent from the top 40 national markets, such as Boston, Atlanta, Detroit and Nashville, in addition to several markets in Florida, including Tampa, Miami and Jacksonville.

Our primary business goals are to increase operating cash flows and deliver above average relative shareholder return. Specifically, we pursue the following methods to achieve these goals:

•Capitalize on accretive acquisition opportunities of open-air shopping centers through our complimentary joint venture platforms and balance sheet. We intend to pursue growth through the strategic acquisition of attractively priced open-air shopping centers and, in certain cases, sell certain separately subdivided single tenant parcels in the shopping center to our single tenant, net lease joint venture platform, RGMZ, highlighting the meaningful arbitrage opportunities that we can create for our shareholders.

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

Inflation

A significant portion of our operating expenses are sensitive to inflation. Our operating expenses are typically recoverable through our lease arrangements, which allow us to pass through substantially all operating expenses to our tenants. As of March 31, 2022, approximately 70% of our existing leases (on a gross leasable area basis) were triple net leases, which allow us to recover operating expenses. Of our remaining leases approximately 26% provide for recoveries of operating expenses at a fixed amount which have annual escalations ranging from 3% to 5%. During inflationary periods, we expect to recover increases in operating expenses from approximately 97% of our existing leases. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income, results of operations, and operating cash flows at the property level.

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

Also, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings. We had no outstanding variable-rate borrowings as of March 31, 2022. Therefore, we do not expect that the effect of inflation on our interest expense would have a material adverse impact on our financing costs in the short term, but it could increase our financing costs over time as we refinance our existing long-term borrowings, or incur additional interest related to the issuance of incremental debt.

We have long-term lease agreements with our tenants, of which 6% - 13% (based on occupied gross leasable area) expire each year over the next three years. We believe these annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation. However, it is possible that during higher inflationary periods, the impact of inflation will not be adequately offset by the resetting of rents from our renewal and re-leasing activities or our annual rent escalations. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.

Additionally, inflationary pricing may have a negative effect on construction costs necessary to complete our development and redevelopment projects, including costs of construction materials, labor, and services from third-party contractors and suppliers. Higher construction costs could adversely impact our net investments in real estate and expected yields on our development and redevelopment projects, which over time may adversely affect our financial condition, results of operations, and cash flows.

The following table summarizes our aggregate multi-tenant operating portfolio by market as of March 31, 2022:

Market Summary (1)
MSA	Number of Properties	GLA (in thousands)	Leased %	Occupied %	ABR/SF	% of ABR
Multi-Tenant Retail
Top 40 MSAs:
Atlanta	5	1,027	87.3%	87.3%	$13.15	6.7%
Austin	1	76	95.3%	94.1%	27.04	1.1%
Baltimore	1	252	98.7%	71.4%	11.43	1.2%
Boston	4	1,325	93.8%	92.5%	16.89	7.7%
Chicago	2	437	87.3%	87.3%	12.29	2.7%
Cincinnati	3	1,156	91.8%	91.1%	16.61	9.9%
Columbus	2	436	93.0%	92.5%	19.25	4.4%
Denver	1	472	97.6%	96.3%	20.26	5.2%
Detroit	9	1,985	91.2%	88.9%	16.32	16.1%
Indianapolis	1	232	94.6%	94.6%	14.85	1.9%
Jacksonville	2	725	98.7%	90.0%	16.66	6.2%
Miami	6	983	88.8%	87.2%	16.42	6.0%
Milwaukee	2	546	91.7%	91.2%	13.04	3.7%
Minneapolis	2	445	92.3%	92.0%	24.81	5.8%
Nashville	2	700	98.0%	96.3%	13.67	5.2%
St. Louis	4	828	97.2%	94.2%	14.41	5.7%
Tampa	7	1,097	97.9%	90.8%	13.46	6.7%
Top 40 MSA subtotal	54	12,722	93.2%	90.5%	$15.89	96.2%
Non Top 40 MSA	3	516	91.3%	91.3%	12.46	3.3%
Subtotal	57	13,238	93.2%	90.5%	$15.75	99.5%
Net Leased Retail - RGMZ	40	1,355	96.9%	96.9%	11.19	0.5%
Total	97	14,593	93.2%	90.6%	$15.71	100.0%

(1) Shown at pro-rata except for number of properties and GLA.

We accomplished the following activity during the three months ended March 31, 2022:

Leasing Activity

Our properties reported the following leasing activity, which is shown at pro-rata except for number of leasing transactions and square feet:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	52	398,224	$15.45	$14.57	$0.06	$0.00
New Leases - Comparable	4	11,795	$27.81	$23.17	$56.16	$14.84
Non-Comparable Transactions (4)	26	306,298	$15.27	N/A	$58.87	$4.67
Total	82	716,317	$15.57	N/A	$25.81	$2.21

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

Investing Activity

During the three months ended March 31, 2022, the Company contributed two properties to RGMZ that had been created by us upon the subdivision of certain parcels from our existing open-air shopping centers, valued at $11.6 million to RGMZ. Refer to Note 3 of the notes to our condensed consolidated financial statements in this report for additional information related to dispositions.

Financing Activity

Debt
As of March 31, 2022, we had net debt of $888.4 million, reflecting net debt to total market capitalization of 40.3%, as compared to 42.9% at March 31, 2021. Net debt increased by $101.8 million compared to March 31, 2021, primarily as a result of a decrease in cash and cash equivalents from the Company's consolidated acquisition activities and investment in unconsolidated joint ventures, partially offset by proceeds received from the Company's consolidated disposition activities, including the contribution of properties to RGMZ since the end of the prior period, and proceeds from the issuance of common shares under the Company's equity distribution agreements.
Equity

During the three months ended March 31, 2022, the Company entered into forward sale agreements under the Prior ATM Program to sell an aggregate of 75,000 shares of common shares. The Company subsequently settled all forward sale agreements under the Prior ATM Program, receiving $1.0 million of gross proceeds before issuance costs, which were used for working capital and general corporate purposes.

In February 2022, the Company entered into the 2022 Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $150.0 million. Sales of the shares of common shares may be made, in the Company's discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for shares of its common shares with forward sellers and forward purchasers. During the three months ended March 31, 2022, the Company entered into forward sale agreements to sell an aggregate of 1,226,271 shares of its common shares, at a weighted average offering price of $13.85 before underwriting discount and offering expenses. The Company has not settled any shares pursuant to these forward sale agreements as of March 31, 2022, and is required to settle the outstanding shares of common shares by March 2023. As of March 31, 2022, $133.0 million of common shares remained available for issuance under the Current ATM Program after reducing the program capacity for shares currently under contract on a forward basis. The sale of such shares issuable pursuant to the Current ATM Program was registered with the SEC pursuant to a prospectus supplement filed in February 2022 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3ASR (No. 333-262871) which was filed with the SEC in February 2022.

Land Available for Development

At March 31, 2022, our three largest development sites are Parkway Shops, Lakeland Park Center and Hartland Towne Square. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

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

Acquisitions

Acquisitions of properties are accounted for utilizing the acquisition method (which requires all assets acquired and liabilities assumed be measured at acquisition date fair value) and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition. Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements policy, which are used to allocate the purchase price of acquired property among land, buildings, tenant improvements and identifiable intangibles. Identifiable intangible assets and liabilities include the effect of above-and below-market leases, the value of having leases in place (“as-is” versus “as if vacant” and absorption costs), other intangible assets such as assumed tax increment revenue bonds and out-of-market assumed mortgages. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 40 years for buildings, and over the remaining terms of any intangible asset contracts and the respective tenant leases, which may include bargain renewal options. The impact of these estimates, including estimates in connection with acquisition values and estimated useful lives, could result in significant differences related to the purchased assets, liabilities and subsequent depreciation or amortization expense. For more information, refer to Note 1 of the notes to the consolidated financial statements in this report.

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
Impairment may be impacted by macroeconomic conditions which may result in property operational disruption and indicate that the carrying amount may not be recoverable.

Our Annual Report on Form 10-K for the year ended December 31, 2021, contains a description of our critical accounting policies, including policies for the initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment acquisitions and impairment of real estate investments.

Comparison of three months ended March 31, 2022 to March 31, 2021

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the three months ended March 31, 2022 as compared to the same period in 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
	(In thousands)
Total revenue	$56,089	$50,093	$5,996	12.0%
Real estate taxes	8,171	8,489	(318)	(3.7)%
Recoverable operating expense	7,208	6,193	1,015	16.4%
Non-recoverable operating expense	2,630	2,557	73	2.9%
Depreciation and amortization	20,211	18,379	1,832	10.0%
Transaction costs	114	—	114	NM
General and administrative expense	8,348	7,370	978	13.3%
Gain on sale of real estate	3,547	19,003	(15,456)	NM
Earnings from unconsolidated joint ventures	1,101	801	300	37.5%
Interest expense	8,312	9,406	(1,094)	(11.6)%
Preferred share dividends	1,675	1,675	—	—%

NM - Not meaningful

Total revenue for the three months ended March 31, 2022 increased $6.0 million, or 12.0%, from the same period in 2021. The increase is primarily due to the following:
•$4.3 million increase due to properties acquired since the prior period;
•$2.8 million increase due to decreased rental income not probable of collection in the current period primarily due to the impact of the COVID-19 pandemic in the prior period;
•$1.6 million increase from acceleration of below market leases in the current period attributable to tenants who vacated prior to the original estimated lease end date;
•$0.4 million increase related to management and leasing fees collected from our unconsolidated joint ventures; and
•$0.3 million increase in bankruptcy income; partially offset by
•$3.4 million decrease related to properties disposed since the prior period, including those properties that were contributed to RGMZ.

Real estate tax expense for the three months ended March 31, 2022 decreased $0.3 million, or (3.7)% from the same period in 2021, primarily due to properties disposed since the prior period, including those properties that were contributed to RGMZ. These decreases were partially offset by increases associated with properties acquired since the prior period.

Recoverable operating expense for the three months ended March 31, 2022 increased $1.0 million, or 16.4% from the same period in 2021, primarily due to increases associated with properties acquired since the prior period, as well as higher common area maintenance expenses at existing properties. These increases were partially offset by properties disposed since the prior period.

Non-recoverable operating expense for the three months ended March 31, 2022 increased $0.1 million, or 2.9% from the same period in 2021, primarily due to increases in expenses associated with properties acquired since the prior period.

Depreciation and amortization expense for the three months ended March 31, 2022 increased $1.8 million, or 10.0%, from the same period in 2021.  The increase is primarily a result of increased expense associated with properties acquired since the prior period and higher asset write offs in the current period for tenant lease terminations prior to their original estimated term, partially offset by properties disposed since the prior period.

General and administrative expense for the three months ended March 31, 2022 increased $1.0 million, or 13.3% from the same period in 2021, primarily as a result of higher wages and payroll related expenses in the current period.

The Company had gains on real estate disposals of $3.5 million during the three months ended March 31, 2022, as compared to $19.0 million from the same period in 2021. The current period activity is primarily related to contributions to RGMZ. Refer to Note 3 of the notes to the condensed consolidated financial statements in this report for further detail on dispositions.

Earnings from unconsolidated joint ventures for the three months ended March 31, 2022 increased $0.3 million, or 37.5% from the same period in 2021, primarily due to acquisition activity by our unconsolidated joint ventures since the prior period.

Interest expense for the three months ended March 31, 2022 decreased $1.1 million, or (11.6)%, from the same period in 2021. The Company had a 10.5% decrease in our average outstanding debt, as well as a 10 basis point decrease in our weighted average interest rate. The decrease in our average outstanding debt is the result of net repayments of mortgages, senior unsecured notes, and amounts outstanding on our unsecured revolving credit facility since the prior period.

Liquidity and Capital Resources

Our primary uses of capital include principal and interest payments on our outstanding indebtedness, ongoing capital expenditures such as leasing capital expenditures and building improvements, shareholder distributions, operating expenses of our business, debt maturities, acquisitions, investments in equity interests in unconsolidated joint ventures and discretionary capital expenditures such as targeted remerchandising, expansions, redevelopment and development. We generally strive to cover our principal and interest payments, operating expenses, shareholder distributions, and ongoing capital expenditures from cash flow from operations, although from time to time we have borrowed or sold assets to finance a portion of those uses. We believe the combination of cash flow from operations, cash balances, favorable relationships with our lenders, issuance of debt, property dispositions and issuance of equity securities will provide adequate capital resources to fund all of our expected uses over at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given and changing future business conditions related to COVID-19 could have an adverse impact on our future cash flows, which would adversely impact our liquidity and the achievement of our financial forecast.

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

At March 31, 2022 and 2021, we had $12.9 million and $143.4 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash generally consists of funds held in escrow by mortgage lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of March 31, 2022, we had no remaining debt maturing in 2022, and we had $350.0 million of unused capacity under our $350.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. Refer to Note 5 of the notes to the condensed consolidated financial statements for further discussion on our covenants.

We consolidate entities in which we own less than 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of FASB ASC 810. From time to time, we enter into joint venture arrangements from which we believe we can benefit by owning a partial interest in one or more properties. As of March 31, 2022, our investments in unconsolidated joint ventures were approximately $237.7 million representing our ownership interest in three joint ventures. We accounted for these entities under the equity method. Refer to Note 4 of the notes to the condensed consolidated financial statements in this report for further information regarding our equity investments in unconsolidated joint ventures. We are engaged by certain of our joint ventures to provide asset management, property management, construction management, leasing and investing services for such ventures' respective properties. We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received.

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

For the three months ended March 31, 2022, our cash flows were as follows compared to the same period in 2021:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$13,920	$18,885
Net cash provided by investing activities	$6,005	$23,951
Net cash used in financing activities	$(21,058)	$(110,965)

Operating Activities

Net cash provided by operating activities decreased $5.0 million in the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the following:
•Properties disposed since the prior period, including contribution of net lease retail assets to RGMZ; and
•Higher working capital changes in the current period due to the timing of payments of accounts payable and accrued expenses; partially offset by
•Increase in operating cash from properties acquired since the prior period; and
•Increase in cash distributions from our unconsolidated joint ventures.

Investing Activities

Net cash provided by investing activities was $6.0 million in the three months ended March 31, 2022, compared to net cash provided by investing activities of $24.0 million in the same period in 2021. The $17.9 million change in net cash provided by investing activities was primarily due to a decrease in the proceeds from sale of real estate of $18.0 million.

Financing Activities

Net cash used in financing activities was $21.1 million in the three months ended March 31, 2022, compared to net cash used in financing activities of $111.0 million in the same period in 2021. The change of $89.9 million was primarily the result of the following:
•Net repayments on our revolving credit facility of $35.0 million in 2022, compared to net repayments of $100.0 million in 2021; and
•Increase in cash distributions from the financing activities of our unconsolidated joint ventures of $27.0 million; partially offset by
•Increase of $2.7 million in distributions made to our preferred shareholders, common shareholders and operating partnership unit holders.

For further information on our unsecured revolving credit facility and other debt, refer to Note 5 of the notes to the condensed consolidated financial statements.

Dividends and Equity

We and our subsidiary REITs currently qualify, and intend to continue to qualify in the future, as a REIT under the Internal Revenue Code (“Code”).  As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income annually, excluding net capital gains. Distributions paid are at the discretion of our Board of Trustees and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, restrictions in financing arrangements, the annual distribution requirements under REIT provisions of the Code and such other factors as our Board of Trustees deems relevant.

On February 10, 2022, our Board of Trustees declared a quarterly cash dividend of $0.13 per common shares to shareholders of record as of March 18, 2022. Additionally, we declared a quarterly cash dividend of $0.90625 per Series D Cumulative Convertible Perpetual Preferred Share to preferred shareholders of record as of March 18, 2022. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT.  Distributions paid by us are generally expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources are used.  Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings.  The Board of Trustees will continue to evaluate the Company’s dividend policy throughout the remainder of 2022 based upon the Company's financial performance and economic outlook and intends to maintain a quarterly common dividend of at least the amount required to continue qualifying as a REIT for U.S. federal income tax requirements.

In February 2022, the Company entered into the 2022 Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $150.0 million. Sales of the shares of common shares may be made, in the Company's discretion, from time to time, in “at-the-market” offerings as defined in Rule 415 of the Securities Act, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for shares of its common shares with forward sellers and forward purchasers. During the three months ended March 31, 2022, the Company entered into forward sale agreements to sell an aggregate of 1,226,271 shares of its common shares, at a weighted average offering price of $13.85 before discount and offering expenses. The Company has not settled any shares pursuant to these forward sale agreements as of March 31, 2022, and is required to settle the outstanding shares of common shares by March 2023. As of March 31, 2022, $133.0 million of shares of common shares remained available for issuance under the Current ATM Program after reducing the program capacity for shares currently under contract on a forward basis. The sale of such shares issuable under the Current ATM Program was registered with the SEC pursuant to a prospectus supplement filed in February 2022 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3ASR (No. 333-262871) which was filed with the SEC in February 2022.

Debt

At March 31, 2022, we had $852.9 million of debt outstanding consisting of $511.5 million in senior unsecured notes, $310.0 million of unsecured term loan facilities and $31.4 million of fixed rate mortgage loans encumbering certain properties.

Our $821.5 million of senior unsecured notes and term loan facilities have interest rates ranging from 2.46% to 4.74% and are due at various maturity dates from March 2023 through November 2031.

Our $31.4 million of fixed rate mortgages have interest rates ranging from 3.76% to 5.80% and are due at various maturity dates from January 2023 through June 2026. The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $71.7 million as of March 31, 2022.

In addition, we have ten interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at March 31, 2022, we had no variable rate debt outstanding.

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

Our revolving credit facility, senior unsecured notes and term loan facilities contain representations, warranties and covenants, and events of default. These include financial covenants such as total leverage, fixed charge coverage ratio, unsecured leverage ratio, tangible net worth and various other calculations, which are detailed in the specific agreements governing our indebtedness, many of which are exhibits to our most recent Annual Report on Form 10-K. Additionally, our senior unsecured notes only permitted us to include an unencumbered real estate asset in the measurement of our unsecured leverage ratio if such asset satisfied 80% and 85% occupancy tests for the prior quarter. Such occupancy tests were generally based on the percentage of tenants operating, paying rent and not otherwise in default based on leases requiring current rental payments. Accordingly, as a result of the various uncertainties and factors surrounding the COVID-19 pandemic and its impact on our tenants and their businesses, and, therefore, its potential impact on our ability to maintain compliance with our loan covenants, on June 30, 2020, we entered into amendments to the note purchase agreements governing all of our outstanding senior unsecured notes. The amendments still in effect as of March 31, 2022 were specific to the occupancy tests relating to the minimum ratio of consolidated total unencumbered asset value to unsecured indebtedness which were eliminated during the period from June 30, 2020 through and including September 30, 2021 and were otherwise reduced during the fiscal quarters ended December 31, 2021 and March 31, 2022.

Subsequent to March 31, 2022, the Company borrowed $105.0 million on its unsecured revolving credit facility primarily to fund the acquisition of The Crossings shopping center.

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

In addition, we intend to pursue growth through the strategic acquisition of attractively priced open-air shopping centers and by remerchandising and redeveloping certain of our existing properties. We may also selectively dispose of properties that have returns and value that have been maximized. The Company believes its anticipated cash flow from operations, cash on hand, Current ATM Program and borrowing capacity under the current credit facility will be adequate to meet all short-term and long-term commitments. The Company's ability to leverage its balance sheet through the sale of properties or the issuance of debt provides the flexibility to take advantage of strategic opportunities which may require additional funding.

The Company's other material cash commitments include debt maturities, interest payment obligations, obligations under non-cancelable operating and financing leases, construction commitments, and development obligations. The following table shows these other material cash commitments as of March 31, 2022:

	Payments due by period
Material Cash Commitments	Total	Less than 1 year (1)	1-3 years	4-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$4,307	$1,017	$1,708	$1,582	$—
Payments due at maturity	848,559	—	137,059	306,500	405,000
Total mortgages and notes payable (2)	852,866	1,017	138,767	308,082	405,000
Interest expense (3)	159,111	23,705	56,900	41,400	37,106
Finance lease (4)	1,100	100	200	200	600
Operating leases	97,438	1,254	2,613	1,757	91,814
Construction commitments	5,332	5,332	—	—	—
Development obligations (5)	2,005	208	401	380	1,016
Total contractual obligations	$1,117,852	$31,616	$198,881	$351,819	$535,536

(1)Amounts represent balance of obligation for the remainder of 2022.
(2)Excludes $0.1 million of unamortized mortgage debt premium and $4.0 million in net deferred financing costs.
(3)Variable-rate debt interest is calculated using rates at March 31, 2022.
(4)Includes interest payments associated with the finance lease obligation of $0.3 million.
(5)Includes interest payments associated with the development obligations of $0.3 million.

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

Construction Costs

In connection with the leasing and targeted remerchandinsing of various shopping centers as of March 31, 2022, we have entered into agreements for construction activities with an aggregate remaining cost of approximately $5.3 million.

Planned Capital Spending

We are focused on enhancing the value of our existing portfolio of shopping centers through successful leasing efforts, including the reconfiguration of anchor-space and small shop lease-up.

For the remainder of 2022, we anticipate spending between $40.0 million and $50.0 million for capital expenditures, of which $5.3 million is reflected in the construction commitments in the material cash commitments table. Our 2022 estimate includes ongoing capital expenditure spending between $20.0 million and $25.0 million and discretionary capital expenditure spending between $20.0 million and $25.0 million. Ongoing capital expenditures relates to leasing costs and building improvements whereas discretionary capital expenditures relate to targeted remerchandising, outlots/expansion, and development/redevelopment. Estimates for future spending will change as new projects are approved.

Capitalization

At March 31, 2022 our total market capitalization was $2.2 billion. The table below reconciles total debt to net debt and sets forth our calculation of our total market capitalization as of March 31, 2022 and 2021:

	March 31,
	2022	2021
	(In thousands)
Notes payable, net	$849,033	$927,112
Add: Unamortized premiums and deferred financing costs	3,833	2,518
Pro-rata share of debt from unconsolidated joint venture	50,543	1,386
Finance lease obligation	821	875
Cash, cash equivalents and restricted cash	(12,900)	(143,355)
Pro-rata share of unconsolidated entities cash, cash equivalents and restricted cash	(2,978)	(2,022)
Net debt (1)	$888,352	$786,514

Common shares outstanding	84,162	80,156
Operating Partnership Units outstanding	1,683	1,909
Restricted share awards (treasury method)	1,607	1,021
Total common shares and equivalents	87,452	83,086
Market price per common share (at March 31, 2022 and 2021)	$13.77	$11.41
Equity market capitalization	$1,204,214	$948,011

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849	1,849
Market price per convertible preferred share (at March 31, 2022 and 2021)	$59.29	$54.29
Convertible perpetual preferred shares (at market)	$109,627	$100,382

Total market capitalization	$2,202,193	$1,834,907

Net debt to total market capitalization	40.3%	42.9%

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

At March 31, 2022, the non-controlling interest in the Operating Partnership was approximately 1.9%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all non-controlling interest OP Units, there would have been approximately 85.8 million common shares of beneficial interest outstanding at March 31, 2022, with a market value of approximately $1.2 billion.

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

Funds from Operations

We consider funds from operations, also known as “FFO,” to be an appropriate supplemental measure of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) is an industry body public REITs participate in and provides guidance to its members. Under the NAREIT definition, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable property and impairment provisions on operating real estate assets or on investments in non-consolidated investees that are driven by measurable decreases in the fair value of operating real estate assets held by the investee, plus depreciation and amortization, (excluding amortization of financing costs). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. We have adopted the NAREIT definition in our computation of FFO.

In addition to FFO, we include Operating FFO as an additional measure of our financial and operating performance. Operating FFO excludes transactions costs and periodic items such as gains (or losses) from sales of non-operating real estate assets and impairment provisions on non-operating real estate assets, bargain purchase gains, severance expense, accelerated amortization of debt premiums, gains or losses on extinguishment of debt, insured proceeds, net, accelerated write-offs of above and below market lease intangibles, accelerated write-offs of lease incentives and bond interest proceeds that are not adjusted under the current NAREIT definition of FFO. We provide a reconciliation of FFO to Operating FFO. In future periods, Operating FFO may also include other adjustments, which will be detailed in the reconciliation for such measure, that we believe will enhance comparability of Operating FFO from period to period. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

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

The following table illustrates the calculations of FFO and Operating FFO:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands, except per share data)
Net income	$5,892	$17,308
Net income attributable to noncontrolling partner interest	(116)	(398)
Preferred share dividends	(1,675)	(1,675)
Net income available to common shareholders	4,101	15,235
Adjustments:
Rental property depreciation and amortization expense	20,056	18,230
Pro-rata share of real estate depreciation from unconsolidated joint ventures (1)	3,414	1,255
Gain on sale of depreciable real estate	(3,454)	(19,003)
FFO available to common shareholders	24,117	15,717
Noncontrolling interest in Operating Partnership (2)	116	398
Preferred share dividends (assuming conversion) (3)	1,675	—
FFO available to common shareholders and dilutive securities	25,908	16,115

Gain on sale of land	(93)	—
Transaction costs	114	—
Severance expense (4)	—	28
Above and below market lease intangible write-offs	(1,624)	(99)
Pro-rata share of above and below market lease intangible write-offs from unconsolidated joint ventures (1)	(90)	10
Insurance proceeds, net (5)	(136)	—
Operating FFO available to common shareholders and dilutive securities	$24,079	$16,054

Weighted average common shares	83,975	80,102
Shares issuable upon conversion of OP Units (2)	1,739	—
Dilutive effect of restricted stock	1,607	1,021
Shares issuable upon conversion of preferred shares (3)	7,017	—
Weighted average equivalent shares outstanding, diluted	94,338	81,123

Diluted earnings per share (6)	$0.05	$0.19
Per share adjustments for FFO available to common shareholders and dilutive securities	0.22	0.01
FFO available to common shareholders and dilutive securities per share, diluted	$0.27	$0.20

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	(0.01)	—
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.26	$0.20

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
(4)Amounts noted are included in General and administrative expense.
(5)Amounts noted are included in Other income (expense), net.
(6)The denominator to calculate diluted earnings per share includes weighted average common shares and restricted stock for the three months ended March 31, 2022 and 2021.

NOI, Same Property NOI and NOI from Other Investments

NOI consists of (i) rental income and other property income, before straight-line rental income, amortization of lease inducements, amortization of acquired above and below market lease intangibles and lease termination fees less (ii) real estate taxes and all recoverable and non-recoverable operating expenses other than straight-line ground rent expense, in each case, including our share of these items from our R2G and RGMZ unconsolidated joint ventures.

NOI, Same Property NOI and NOI from Other Investments are supplemental non-GAAP financial measures of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable operating properties for the reporting period. Same Property NOI for the three months ended March 31, 2022 and 2021 represents NOI from the Company's same property portfolio consisting of 40 consolidated operating properties and our 51.5% pro-rata share of four properties owned by our R2G unconsolidated joint venture and 100% of the 25 properties owned by our RGMZ unconsolidated joint venture (excludes seven properties that are part of our Marketplace of Delray multi-tenant property where activities have started in preparation for redevelopment). All properties included in Same Property NOI were either acquired or placed in service and stabilized prior to January 1, 2021. We present Same Property NOI primarily to show the percentage change in our NOI from period to period across a consistent pool of properties. The properties contributed to RGMZ had previously been parts of larger shopping centers that we own. Accordingly, 100.0% of the NOI from these properties is included in our results for periods on or prior to March 4, 2021 and, for these prior periods, we had not separately allocated expenses attributable to the larger shopping centers between these properties and the remainder of these shopping centers. As a result, in order to help ensure the comparability of our Same Property NOI for the periods presented, we are continuing to include 100.0% of the NOI from these properties in our Same Property NOI following their contribution even though our pro rata share following March 4, 2021 is only 6.4%. Same Property NOI excludes properties under redevelopment or where activities have started in preparation for redevelopment. A property is designated as a redevelopment when planned improvements significantly impact the property. NOI from Other Investments for the three months ended March 31, 2022 and 2021 represents pro-rata NOI primarily from (i) properties disposed of and acquired during 2021, (ii) Hunter's Square, Marketplace of Delray and The Crossroads (R2G) where the Company has begun activities in anticipation of future redevelopment, (iii) certain property related employee compensation, benefits, and travel expense and (iv) noncomparable operating income and expense adjustments. Non-RPT NOI from RGMZ represents 93.6% of the properties contributed to RGMZ after March 4, 2021, which is our partners’ share of RGMZ.

NOI, Same Property NOI and NOI from Other Investments should not be considered as alternatives to net income in accordance with GAAP or as measures of liquidity. Our method of calculating these measures may differ from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

The following is a summary of our properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended March 31,
Property Designation	2022	2021
Wholly-owned and R2G retail properties:
Same-property	44	44
Acquisitions (1)	10	—
Redevelopment (2)	3	3
Total wholly-owned and R2G properties:	57	47
RGMZ retail properties:
Same-property	25	25
Acquisitions	8	—
Redevelopment	7	7
Total properties	97	79

(1)Includes the following wholly-owned properties for the three ended March 31, 2022: Northborough Crossing, Bellevue Place, Woodstock Square, Newnan Pavilion and Highland Lakes Shopping Plaza. Also includes the following properties owned by R2G: East Lake Woodlands, South Pasadena, Village Shoppes of Canton, Bedford Marketplace and Dedham.
(2)Includes the following wholly-owned properties for the three months ended March 31, 2022 and 2021: Hunter's Square and Marketplace of Delray. Also includes The Crossroads owned by R2G. The entire property indicated for each period is completely excluded from Same Property NOI.

The following is a reconciliation of our net income available to common shareholders to Same Property NOI:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income available to common shareholders	$4,101	$15,235
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,675	1,675
Net income attributable to noncontrolling partner interest	116	398
Income tax provision	35	88
Interest expense	8,312	9,406
Earnings from unconsolidated joint ventures	(1,101)	(801)
Gain on sale of real estate	(3,547)	(19,003)
Other (income) expense, net	(184)	107
Management and other fee income	(741)	(316)
Depreciation and amortization	20,211	18,379
Transaction costs	114	—
General and administrative expenses	8,348	7,370
Pro-rata share of NOI from R2G Venture LLC (1)	4,559	2,031
Pro-rata share of NOI from RGMZ Venture REIT LLC (2)	223	10
Lease termination fees	(154)	(24)
Amortization of lease inducements	213	211
Amortization of acquired above and below market lease intangibles, net	(2,263)	(737)
Straight-line ground rent expense	77	77
Straight-line rental income	(263)	(396)
NOI	39,731	33,710
NOI from Other Investments	(6,113)	(1,815)
Non-RPT NOI from RGMZ Venture REIT LLC (3)	1,588	151
Same Property NOI	$35,206	$32,046

Period-end Occupancy	91.2%	90.9%

(1)Represents 51.5% of the NOI from the five properties contributed to R2G for all periods presented.
(2)Represents 6.4% of the NOI from the properties owned by RGMZ after March 4, 2021.
(3)Represents 93.6% of the RGMZ properties included in Same Property NOI after March 4, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our variable rate debt, interest rates and interest rate swap agreements in effect at March 31, 2022, we do not believe that a 100 basis point change in interest rates would impact our future earnings and cash flows.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $25.8 million at March 31, 2022.

We had derivative instruments outstanding with an aggregate notional amount of $250.0 million as of March 31, 2022.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.26% to 1.77% and had expirations ranging from 2023 to 2027.  The following table sets forth information as of March 31, 2022 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2022 (remaining)	2023	2024	2025	2026	Thereafter	Total	Fair Value
	(In thousands)
Fixed-rate debt	$1,017	$87,888	$50,879	$182,431	$125,651	$405,000	$852,866	$843,338
Average interest rate	4.9%	3.2%	2.5%	3.7%	3.9%	3.7%	3.6%	4.2%
Variable-rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—%	—%	—%	—%	—%	—%	—%	—%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at March 31, 2022 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the  Securities Exchange Act of 1934, as amended, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and therefore management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an assessment as of March 31, 2022 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in certain litigation arising in the ordinary course of business. We do not believe that any of this litigation will have a material effect on our consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations"), there have been no material changes to our risk factors during the three months ended March 31, 2022 compared to those risk factors presented in Part I, "Item IA. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common share repurchases during the quarterly period ended March 31, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	—	$—	—	—
February 1, 2022 to February 28, 2022	42,832	12.53	—	—
March 1, 2022 to March 31, 2022	62,097	12.91	—	—
Total	104,929	$12.75	—	—

During the quarterly period ended March 31, 2022, we withheld 104,929 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted share awards. The value of the common shares withheld was based on the closing price of our common shares on the applicable vesting date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

RPT REALTY

Date: May 5, 2022	By: /s/ BRIAN L. HARPER Brian L. Harper President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	By: /s/ MICHAEL P. FITZMAURICE Michael P. Fitzmaurice Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2022	By: /s/ RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)