Form 10-Q
period 2022-06-30
RPT Realty
filed 2022-08-04
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2022

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
Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of July 29, 2022: 85,173,753

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RPT REALTY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Income producing properties, at cost:
Land	$328,314	$315,687
Buildings and improvements	1,508,306	1,512,455
Less accumulated depreciation and amortization	(398,170)	(422,270)
Income producing properties, net	1,438,450	1,405,872
Construction in progress and land available for development	39,404	43,017
Real estate held for sale	35,294	3,808
Net real estate	1,513,148	1,452,697
Equity investments in unconsolidated joint ventures	239,003	267,183
Cash and cash equivalents	5,792	13,367
Restricted cash and escrows	18,828	666
Accounts receivable (net of allowance for doubtful accounts of $12,590 and $13,107 as of June 30, 2022 and December 31, 2021, respectively)	26,396	23,954
Acquired lease intangibles, net	48,079	37,854
Operating lease right-of-use assets	17,603	17,934
Other assets, net	109,710	88,424
TOTAL ASSETS	$1,978,559	$1,902,079

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$960,877	$884,185
Finance lease obligation	821	821
Accounts payable and accrued expenses	40,154	47,034
Distributions payable	13,937	12,555
Acquired lease intangibles, net	36,732	36,207
Operating lease liabilities	17,226	17,431
Other liabilities	6,070	8,392
TOTAL LIABILITIES	1,075,817	1,006,625

Commitments and Contingencies

RPT Realty (“RPT”) Shareholders' Equity:
Preferred shares of beneficial interest, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 240,000 shares authorized, 84,165 and 83,894 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	842	839
Additional paid-in capital	1,232,466	1,227,791
Accumulated distributions in excess of net income	(454,740)	(441,478)
Accumulated other comprehensive income (loss)	13,852	(2,635)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	884,847	876,944
Noncontrolling interest	17,895	18,510
TOTAL SHAREHOLDERS' EQUITY	902,742	895,454

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,978,559	$1,902,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE
Rental income	$53,547	$50,881	$107,545	$99,818
Other property income	865	813	2,215	1,653
Management and other fee income	876	530	1,617	846
TOTAL REVENUE	55,288	52,224	111,377	102,317

EXPENSES
Real estate taxes	7,232	8,820	15,403	17,309
Recoverable operating expense	7,080	5,739	14,288	11,932
Non-recoverable operating expense	2,344	2,122	4,974	4,679
Depreciation and amortization	19,171	16,597	39,382	34,976
Transaction costs	4,362	—	4,476	—
General and administrative expense	8,674	7,598	17,022	14,968
TOTAL EXPENSES	48,863	40,876	95,545	83,864

Gain on sale of real estate	11,543	34,216	15,090	53,219

OPERATING INCOME	17,968	45,564	30,922	71,672

OTHER INCOME AND EXPENSES
Other income (expense), net	181	(78)	365	(185)
(Loss) earnings from unconsolidated joint ventures	(2,413)	1,072	(1,312)	1,873
Interest expense	(8,770)	(9,305)	(17,082)	(18,711)
INCOME BEFORE TAX	6,966	37,253	12,893	54,649
Income tax provision	(36)	(22)	(71)	(110)
NET INCOME	6,930	37,231	12,822	54,539
Net income attributable to noncontrolling partner interest	(135)	(850)	(251)	(1,248)
NET INCOME ATTRIBUTABLE TO RPT	6,795	36,381	12,571	53,291
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,120	$34,706	$9,221	$49,941

EARNINGS PER COMMON SHARE
Basic	$0.06	$0.43	$0.11	$0.62
Diluted	$0.06	$0.41	$0.10	$0.60

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	84,163	80,162	84,069	80,132
Diluted	85,257	88,599	85,203	88,389

Cash Dividend Declared per Common Share	$0.130	$0.075	$0.260	$0.150

OTHER COMPREHENSIVE INCOME
Net income	$6,930	$37,231	$12,822	$54,539
Other comprehensive gain:
Gain (loss) on interest rate swaps, net	4,412	(830)	16,818	6,705
Comprehensive income	11,342	36,401	29,640	61,244
Comprehensive income attributable to noncontrolling interest	(221)	(831)	(582)	(1,402)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$11,121	$35,570	$29,058	$59,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months Ended June 30, 2022 and June 30, 2021
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, March 31, 2022	$92,427	$842	$1,230,060	$(448,543)	$9,526	$17,894	$902,206
Issuance of common shares, net of issuance costs	—	—	(74)	—	—	—	(74)
Share-based compensation, net of shares withheld for employee taxes	—	—	2,480	—	—	—	2,480
Dividends declared to common shareholders	—	—	—	(10,941)	—	—	(10,941)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(220)	(220)
Dividends declared to deferred shares	—	—	—	(376)	—	—	(376)
Other comprehensive income adjustment	—	—	—	—	4,326	86	4,412
Net income	—	—	—	6,795	—	135	6,930
Balance, June 30, 2022	$92,427	$842	$1,232,466	$(454,740)	$13,852	$17,895	$902,742

Balance, March 31, 2021	$92,427	$802	$1,174,961	$(461,887)	$(6,770)	$19,403	$818,936
Issuance of common shares, net of issuance costs	—	—	(104)	—	—	—	(104)
Redemption of Operating Partnership Unit holders	—	—	—	(37)	—	(140)	(177)
Share-based compensation, net of shares withheld for employee taxes	—	—	2,405	—	—	—	2,405
Dividends declared to common shareholders	—	—	—	(6,014)	—	—	(6,014)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(142)	(142)
Dividends declared to deferred shares	—	—	—	(128)	—	—	(128)
Other comprehensive loss adjustment	—	—	—	—	(811)	(19)	(830)
Net income	—	—	—	36,381	—	850	37,231
Balance, June 30, 2021	$92,427	$802	$1,177,262	$(433,360)	$(7,581)	$19,952	$849,502

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2022 and June 30, 2021
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2021	$92,427	$839	$1,227,791	$(441,478)	$(2,635)	$18,510	$895,454
Issuance of common shares, net of issuance costs	—	1	570	—	—	—	571
Redemption of Operating Partnership Unit holders	—	1	758	—	—	(759)	—
Share-based compensation, net of shares withheld for employee taxes	—	1	3,347	—	—	—	3,348
Dividends declared to common shareholders	—	—	—	(21,883)	—	—	(21,883)
Dividends declared to preferred shareholders	—	—	—	(3,350)	—	—	(3,350)
Distributions declared to noncontrolling interests	—	—	—	—	—	(438)	(438)
Dividends declared to deferred shares	—	—	—	(600)	—	—	(600)
Other comprehensive income adjustment	—	—	—	—	16,487	331	16,818
Net income	—	—	—	12,571	—	251	12,822
Balance, June 30, 2022	$92,427	$842	$1,232,466	$(454,740)	$13,852	$17,895	$902,742

Balance, December 31, 2020	$92,427	$801	$1,174,315	$(471,017)	$(14,132)	$18,975	$801,369
Issuance of common shares, net of issuance costs	—	—	(286)	—	—	—	(286)
Redemption of Operating Partnership Unit holders	—	—	—	(37)	—	(140)	(177)
Share-based compensation, net of shares withheld for employee taxes	—	1	3,233	—	—	—	3,234
Dividends declared to common shareholders	—	—	—	(12,026)	—	—	(12,026)
Dividends declared to preferred shareholders	—	—	—	(3,350)	—	—	(3,350)
Distributions declared to noncontrolling interests	—	—	—	—	—	(285)	(285)
Dividends declared to deferred shares	—	—	—	(221)	—	—	(221)
Other comprehensive income adjustment	—	—	—	—	6,551	154	6,705
Net income	—	—	—	53,291	—	1,248	54,539
Balance, June 30, 2021	$92,427	$802	$1,177,262	$(433,360)	$(7,581)	$19,952	$849,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$12,822	$54,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,382	34,976
Amortization of deferred financing fees	752	749
Income tax provision	71	110
Loss (earnings) from unconsolidated joint ventures	1,312	(1,873)
Distributions received from operations of unconsolidated joint ventures	6,800	4,021
Gain on sale of real estate	(15,090)	(53,219)
Amortization of acquired above and below market lease intangibles, net	(2,859)	(1,751)
Amortization of premium on mortgages, net	(39)	(421)
Service-based restricted share expense	2,058	2,092
Long-term incentive compensation expense	2,644	2,501
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(2,460)	1,005
Other assets, net	(2,617)	(4,240)
Accounts payable, accrued expenses and other liabilities	(5,937)	(4,620)
Net cash provided by operating activities	36,839	33,869

INVESTING ACTIVITIES
Acquisition of real estate	(110,245)	(97,182)
Development and capital improvements	(13,279)	(11,355)
Net proceeds from sales of real estate	29,645	63,793
Investment in equity interests in unconsolidated joint ventures	(6,945)	(13,299)
Acquisitions of preferred investments	(4,187)	—
Redemption of preferred investments	1,084	39
Net cash used in investing activities	(103,927)	(58,004)

FINANCING ACTIVITIES
Repayment of mortgages and notes payable	(666)	(38,241)
Proceeds on revolving credit facility	123,000	—
Repayments on revolving credit facility	(46,000)	(100,000)
Distributions received from financing activities of unconsolidated joint ventures	27,013	—
Proceeds from issuance of common shares, net of issuance costs	571	(286)
Redemption of operating partnership units for cash	—	(177)
Payment of employee taxes upon vesting of awards	(1,354)	(1,251)
Dividends paid to preferred shareholders	(3,350)	(3,350)
Dividends paid to common shareholders	(21,109)	(6,040)
Distributions paid to operating partnership unit holders	(430)	(143)
Net cash provided by (used in) financing activities	77,675	(149,488)

Net change in cash, cash equivalents and restricted cash and escrows	10,587	(173,623)
Cash, cash equivalents and restricted cash and escrows at beginning of period	14,033	211,484
Cash, cash equivalents and restricted cash and escrows at end of period	$24,620	$37,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Contribution of real estate exchanged for an equity investment in unconsolidated joint venture	$—	$2,290
Contribution of real estate exchanged for preferred investment in unconsolidated entities	—	5,350
Redemption of Operating Partnership Unit holders	759	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $34 and $15 in 2022 and 2021, respectively)	$16,361	$18,637

	As of June 30,
Reconciliation of cash, cash equivalents and restricted cash and escrows	2022	2021
Cash and cash equivalents	$5,792	$27,733
Restricted cash and escrows	18,828	10,128
	$24,620	$37,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

RPT Realty, together with our subsidiaries (the “Company” or “RPT”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of open-air shopping destinations principally located in the top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange (“NYSE”). The common shares of beneficial interest of the Company, par value $0.01 per share (the “common share”), are listed and traded on the NYSE under the ticker symbol “RPT”. As of June 30, 2022, the Company's property portfolio (the “aggregate portfolio”) consisted of 47 wholly-owned shopping centers, ten shopping centers owned through its grocery anchored joint venture and 47 retail properties owned through its net lease joint venture which together represent 14.9 million square feet of gross leasable area (“GLA”).  As of June 30, 2022, the Company’s pro-rata share of the aggregate portfolio was 93.3% leased.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership” or “OP” which was 98.1% and 98.0% owned by the Company at June 30, 2022 and December 31, 2021, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”). The presentation of condensed consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity. Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss). All intercompany transactions and balances are eliminated in consolidation.

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

Equity Distribution Agreements

In February 2020, the Company entered in to an Equity Distribution Agreement (“2020 Equity Distribution Agreement”) pursuant to which the Company could offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million (the “Prior ATM Program”). During the six months ended June 30, 2022, the Company entered into forward sale agreements under the Prior ATM Program to sell an aggregate of 75,000 shares of common shares. During the six months ended June 30, 2022, the Company subsequently settled all forward sale agreements under the Prior ATM Program, receiving $1.0 million of gross proceeds before issuance costs, which were used for working capital and general corporate purposes.

In February 2022, the Company entered into an Equity Distribution Agreement (“2022 Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $150.0 million (the “Current ATM Program”). In connection with the establishment of the Current ATM Program, the 2020 Equity Distribution Agreement was terminated effective February 18, 2022, and there will be no future issuances under the Prior ATM Program. Under the Current ATM Program, sales of the shares of common shares may be made, in the Company's discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for shares of its common shares with forward sellers and forward purchasers. During the six months ended June 30, 2022, the Company entered into forward sale agreements to sell an aggregate of 1,226,271 shares of its common shares, at a weighted average offering price of $13.85 before discounts and offering expenses. The Company has not settled any shares pursuant to these forward sale agreements as of June 30, 2022, and is required to settle the outstanding shares of common shares by March 2023. As of June 30, 2022, $133.0 million of common shares remained available for issuance under the Current ATM Program after reducing the program capacity for shares currently under contract on a forward basis.

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

For the six months ended June 30, 2022 and 2021, we recorded no impairment provision.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $13.6 million and $16.8 million at June 30, 2022 and December 31, 2021, respectively. The decrease in construction in progress from December 31, 2021 to June 30, 2022 was due primarily to the completion of tenant build-outs and property dispositions, partially offset by capital expenditures for ongoing projects.

Land available for development includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center or outparcel pad. The viability of all projects under construction or development, including those owned by our unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development was $25.8 million and $26.2 million at June 30, 2022 and December 31, 2021, respectively.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when the following criteria are met (i) management, having the authority to approve the action, commits to a plan to sell a property (or group of properties), (ii) the property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such properties, (iii) an active program to locate a buyer and other actions required to complete the plan to sell the property have been initiated, (iv) the sale of the property is probable and transfer of the asset is expected to be completed within one year, (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. As of June 30, 2022, we had one property classified as held for sale with a net book value of $35.3 million included in Net real estate, which was subsequently sold in July 2022. As of December 31, 2021, certain net lease retail assets held by the consolidated portfolio had been fully subdivided from our wholly-owned shopping centers, and the Company had a legally binding agreement to contribute these properties to our RGMZ Venture REIT LLC (“RGMZ”) joint venture. As of December 31, 2021, these properties were classified as held for sale with a net book value of $3.8 million, and were subsequently sold during March 2022.

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisition activity for the six months ended June 30, 2022:

				Gross
Property Name	Location	GLA	Date Acquired	Contract Price (1)	Purchase Price	Assumed Debt
		(in thousands)		(In thousands)
The Crossings	Newington, NH	510	4/04/22	$104,000	$105,153	$—
Brookline Village	Brookline, MA	11	6/07/22	5,000	5,092	—
Total acquisitions		521		$109,000	$110,245	$—

(1)Contract price does not include purchase price adjustments made at closing and capitalized closing costs.

The total aggregate fair value of the acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions. At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

As of Acquisition Date
(In thousands)
Land	$18,875
Buildings and improvements	75,189
Above market leases	2,167
Lease origination costs	17,933
Below market leases	(3,919)
Net assets acquired	$110,245

Total revenue and net income for the 2022 acquisitions included in our condensed consolidated statement of operations for the three and six months ended June 30, 2022 were as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(in thousands)
Consolidated revenue	$2,329	$2,329
Consolidated net income available to common shareholders	426	426

Dispositions

The following table provides a summary of our disposition activity for the six months ended June 30, 2022:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain on Sale
		(in thousands)			(In thousands)
Newnan Pavilion - Land Parcel (1)	Newnan, GA	108	N/A	3/22/22	$4,576	$37
Front Range Village - Single-Tenant Property (1)	Fort Collins, CO	24	N/A	3/22/22	7,000	3,417
Rivertowne Square	Deerfield Beach, FL	144	N/A	6/07/22	18,750	11,382
Total income producing dispositions		276	—		$30,326	$14,836

Hartland - Land Parcel	Hartland, MI	N/A	0.7	3/31/22	$400	$93
Mount Prospect Plaza - Land Parcel	Mount Prospect, IL	N/A	0.1	5/16/22	203	161
Total land dispositions		—	0.8		$603	$254

Total dispositions		276	0.8		$30,929	$15,090

(1)We contributed net lease retail assets that were subdivided from wholly-owned shopping centers to RGMZ. The properties contributed included income producing properties in which we owned the depreciable real estate. Refer to Note 4 of these notes to the condensed consolidated financial statements for additional information.

4.  Equity Investments in Unconsolidated Joint Ventures

As of June 30, 2022 and December 31, 2021, we had three joint venture agreements: 1) R2G Venture LLC (“R2G”), 2) RGMZ, and 3) Ramco HHF NP LLC whereby we own 51.5%, 6.4%, and 7.0%, respectively, of the equity in each joint venture. As of June 30, 2022, R2G owned 10 income producing shopping centers, RGMZ owned 47 net lease retail properties, and Ramco HHF NP LLC did not own any income producing properties. We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	June 30, 2022			December 31, 2021
	(In thousands)
ASSETS	R2G	RGMZ	Total	R2G	RGMZ	Total
Investment in real estate, net	$476,773	$208,213	$684,986	$489,557	$152,992	$642,549
Other assets	77,054	82,758	159,812	71,543	74,295	145,838
Total Assets	$553,827	$290,971	$844,798	$561,100	$227,287	$788,387
LIABILITIES AND OWNERS' EQUITY
Notes payable	$80,006	$166,394	$246,400	$28,516	$130,519	$159,035
Other liabilities	31,366	6,281	37,647	32,914	3,168	36,082
Owners' equity	442,455	118,296	560,751	499,670	93,600	593,270
Total Liabilities and Owners' Equity	$553,827	$290,971	$844,798	$561,100	$227,287	$788,387

RPT's equity investments in unconsolidated joint ventures	$231,473	$7,530	$239,003	$261,229	$5,954	$267,183

	Three Months Ended June 30,
Statements of Operations	2022			2021
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Other	Total
Total revenue	$14,450	$4,591	$19,041	$6,466	$1,248	$—	$7,714
Total expenses	18,436	3,091	21,527	4,389	629	(1)	5,017
Operating (loss) income	(3,986)	1,500	(2,486)	2,077	619	1	2,697
Interest expense	619	1,825	2,444	—	408	—	408
Income tax expense	—	6	6	—	—	—	—
Net (loss) income	$(4,605)	$(331)	$(4,936)	$2,077	$211	$1	$2,289
Preferred member dividends	36	23	59	19	17	—	36
Net income (loss) available to common members	$(4,641)	$(354)	$(4,995)	$2,058	$194	$1	$2,253

RPT's share of (loss) earnings from unconsolidated joint ventures	$(2,391)	$(22)	$(2,413)	$1,060	$12	$—	$1,072

	Six Months Ended June 30,
Statements of Operations	2022			2021
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Other	Total
Total revenue	$28,456	$9,003	$37,459	$12,203	$1,404	$—	$13,607
Total expenses	29,838	5,999	35,837	8,546	743	8	9,297
Operating (loss) income	(1,382)	3,004	1,622	3,657	661	(8)	4,310
Interest expense	1,058	3,246	4,304	—	490	—	490
Income tax expense	—	6	6	—	—	—	—
Net (loss) income	$(2,440)	$(248)	$(2,688)	$3,657	$171	$(8)	$3,820
Preferred member dividends	74	23	97	38	17	—	55
Net (loss) income available to common members	$(2,514)	$(271)	$(2,785)	$3,619	$154	$(8)	$3,765

RPT's share of (loss) earnings from unconsolidated joint ventures	$(1,295)	$(17)	$(1,312)	$1,863	$10	$—	$1,873

Acquisitions

R2G had no acquisitions during the six months ended June 30, 2022.

The following table provides a summary of RGMZ's acquisitions during the six months ended June 30, 2022:

				Gross
Property Name	Location	GLA	Date Acquired	Contract Price (1)	Purchase Price	Debt Issued or Assumed
		(in thousands)		(In thousands)
RPT Realty - 2 Income Producing Properties	Various (2)	132	3/22/22	$11,576	$11,679	$(6,946)
Single-Tenant Property	Ridgeland, MS	2	4/01/22	2,200	2,315	(1,320)
Ansonia Landing	Ansonia, CT	91	5/03/22	14,000	14,238	(8,400)
Walgreens Portfolio	Various (3)	71	5/25/22	33,800	34,261	(20,897)
Total RGMZ acquisitions		296		$61,576	$62,493	$(37,563)

(1)Contract price does not include purchase price adjustments made at closing and capitalized closing costs.
(2)Net lease retail properties acquired are located in Colorado and Georgia.
(3)Net lease retail properties acquired are located in Louisiana and Michigan.

The total aggregate fair value of the RGMZ acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions. At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

As of Acquisition Date
(In thousands)
Land	$17,960
Buildings and improvements	38,561
Above market leases	285
Lease origination costs	5,967
62,773
Mortgage debt assumed at fair value	(19,187)
Below market leases	(1,990)
Net assets acquired	$41,596

Dispositions

There was no disposition activity in the six months ended June 30, 2022 by any of our unconsolidated joint ventures.

Debt

During the six months ended June 30, 2022, our R2G joint venture closed on a fixed mortgage secured by Village Shoppes at Canton for an aggregate principal amount of $22.1 million. The mortgage has an annual rate of 2.81% and matures on March 1, 2029.

During the six months ended June 30, 2022, our R2G joint venture closed on a fixed mortgage secured by Bedford Marketplace for an aggregate principal amount of $30.0 million. The mortgage has an annual rate of 2.93% and matures on March 1, 2032.

The following table summarizes the R2G's fixed rate mortgages:

		June 30, 2022		December 31, 2021
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Village Shoppes of Canton	3/1/2029	$22,050	2.81%	$—	—%
East Lake Woodlands	12/1/2031	12,750	2.94%	12,750	2.94%
South Pasadena	12/1/2031	16,330	2.94%	16,330	2.94%
Bedford Marketplace	3/1/2032	29,975	2.93%	—	—%
		$81,105	2.90%	$29,080	2.94%
Unamortized deferred financing costs		(1,099)		(564)
	Total	$80,006		$28,516

RGMZ has a $240.0 million secured credit facility that includes an accordion feature allowing it to increase future potential commitments up to a total capacity of $500.0 million. As of June 30, 2022, RGMZ had $147.2 million outstanding under its secured credit facility, an increase of $35.9 million from December 31, 2021, as result of borrowings in 2022. The interest rate at June 30, 2022 was 4.51%. In addition, RGMZ has a fixed rate mortgage secured by certain single-tenant properties for an aggregate principal amount of $20.9 million. The mortgage has an annual rate of 3.56% and matures on December 1, 2030.

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

	Three Months Ended June 30,
	2022			2021
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Total
Management fees	$508	$166	$674	$245	$30	$275
Leasing fees	202	—	202	255	—	255
Total	$710	$166	$876	$500	$30	$530

	Six Months Ended June 30,
	2022			2021
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Total
Management fees	$999	$310	$1,309	$474	$41	$515
Leasing fees	297	11	308	331	—	331
Total	$1,296	$321	$1,617	$805	$41	$846

5.  Debt

The following table summarizes our mortgages, notes payable, revolving credit facility and finance lease obligation as of June 30, 2022 and December 31, 2021:

Notes Payable and Finance Lease Obligation	June 30, 2022	December 31, 2021
	(In thousands)
Senior unsecured notes	$511,500	$511,500
Unsecured term loan facilities	310,000	310,000
Fixed rate mortgages	31,031	31,697
Unsecured revolving credit facility	112,000	35,000
	964,531	888,197
Unamortized premium	114	153
Unamortized deferred financing costs	(3,768)	(4,165)
Total notes payable, net	$960,877	$884,185

Finance lease obligation	$821	$821

Senior Unsecured Notes

The following table summarizes the Company's senior unsecured notes:

		June 30, 2022		December 31, 2021
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Senior unsecured notes	6/27/2025	$31,500	4.27%	$31,500	4.27%
Senior unsecured notes	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes	12/21/2029	20,000	4.72%	20,000	4.72%
Senior unsecured notes	12/27/2029	50,000	4.15%	50,000	4.15%
Senior unsecured notes	11/30/2030	75,000	3.70%	75,000	3.70%
Senior unsecured notes	11/30/2031	55,000	3.82%	55,000	3.82%
		$511,500	4.09%	$511,500	4.09%
Unamortized deferred financing costs		(2,508)		(2,694)
	Total	$508,992		$508,806

Unsecured Term Loan Facilities and Revolving Credit Facility

The following table summarizes the Company's unsecured term loan facilities and revolving credit facility:

		June 30, 2022		December 31, 2021
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Unsecured term loan - fixed rate (1)	3/3/2023	$60,000	2.97%	$60,000	3.02%
Unsecured term loan - fixed rate (2)	11/6/2024	50,000	2.46%	50,000	2.51%
Unsecured term loan - fixed rate (3)	2/6/2025	50,000	2.52%	50,000	2.57%
Unsecured term loan - fixed rate (4)	11/6/2026	50,000	2.90%	50,000	2.95%
Unsecured term loan - fixed rate (5)	2/5/2027	100,000	2.99%	100,000	3.04%
		$310,000	2.81%	$310,000	2.86%
Unamortized deferred financing costs		(1,260)		(1,471)
Term loans, net		$308,740		$308,529

Revolving credit facility - variable rate	11/6/2023	$112,000	2.81%	35,000	1.25%

(1)Swapped to a weighted average fixed rate of 1.77%, plus a credit spread of 1.20%, based on a leverage grid at June 30, 2022.
(2)Swapped to a weighted average fixed rate of 1.26%, plus a credit spread of 1.20%, based on a leverage grid at June 30, 2022.
(3)Swapped to a weighted average fixed rate of 1.32%, plus a credit spread of 1.20%, based on a leverage grid at June 30, 2022.
(4)Swapped to a weighted average fixed rate of 1.30%, plus a credit spread of 1.60%, based on a leverage grid at June 30, 2022.
(5)Swapped to a weighted average fixed rate of 1.39%, plus a credit spread of 1.60%, based on a leverage grid at June 30, 2022.

As of June 30, 2022 we had $112.0 million outstanding under our unsecured revolving credit facility, which represented an increase of $77.0 million from December 31, 2021, primarily as a result of net borrowings made in April 2022. We had no outstanding letters of credit issued under our revolving credit facility as of June 30, 2022. We had $238.0 million of unused capacity under our $350.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. The interest rate as of June 30, 2022 was 2.81%.

Mortgages

The following table summarizes the Company's fixed rate mortgages:

		June 30, 2022		December 31, 2021
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
The Shops on Lane Avenue	1/10/2023	$27,344	3.76%	$27,624	3.76%
Nagawaukee II	6/1/2026	3,687	5.80%	4,073	5.80%
		$31,031	4.00%	$31,697	4.02%
Unamortized premium		114		153
	Total	$31,145		$31,850

The fixed rate mortgages are secured by properties that have an approximate net book value of $71.1 million as of June 30, 2022.

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

Covenants

Our revolving credit facility, senior unsecured notes as amended and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of June 30, 2022, we were in compliance with these covenants.

Debt Maturities

The following table presents scheduled principal payments on mortgages, notes payable and revolving credit facility as of June 30, 2022:

Year Ending December 31,
(In thousands)
2022 (remaining)	$682
2023 (1)	199,888
2024	50,879
2025	182,431
2026	125,651
Thereafter	405,000
Subtotal debt	964,531
Unamortized premium	114
Unamortized deferred financing costs	(3,768)
Total debt	$960,877

(1)Scheduled maturities in 2023 include the $112.0 million balance on the unsecured revolving credit facility drawn as of June 30, 2022. The unsecured revolving credit facility has two six-month extensions available at the Company's option provided compliance with financial covenants is maintained.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

		Total Fair Value	Level 2
	Balance Sheet Location
June 30, 2022		(In thousands)
Derivative assets - interest rate swaps	Other assets	$14,106	$14,106
Derivative liabilities - interest rate swaps	Other liabilities	$—	$—
December 31, 2021
Derivative assets - interest rate swaps	Other assets	$—	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(2,712)	$(2,712)

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

The Company determined that the valuation of its fixed rate senior unsecured notes, unsecured term loan facilities (including variable rate term loans swapped to fixed through derivatives), and unsecured revolving credit facility were classified as Level 2 of the fair value hierarchy and its fixed rate mortgages were classified within Level 3 of the fair value hierarchy. Our Level 2 fixed rate debt (including variable rate debt swapped to fixed through derivatives) with a carrying value of $821.5 million at both June 30, 2022 and December 31, 2021, had fair values of approximately $783.0 million and $833.1 million, as of June 30, 2022 and December 31, 2021, respectively.  Our Level 2 variable rate debt’s fair value is estimated to be the carrying value of $112.0 million and $35.0 million as of June 30, 2022 and December 31, 2021, respectively. Our Level 3 fixed rate mortgages had carrying values of $31.0 million and $31.7 million as of June 30, 2022 and December 31, 2021, respectively, and had fair values of approximately $31.0 million and $32.4 million, respectively.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value on a nonrecurring basis:

Net Real Estate

Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the six months ended June 30, 2022 and 2021, we did not incur any impairment for income producing shopping centers that are required to be measured at fair value on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the six months ended June 30, 2022 and 2021.

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations and comprehensive income.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and London Interbank Offered Rate (“LIBOR”) rate. At June 30, 2022, all of our hedges were effective.

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

At June 30, 2022, we had ten interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt.

The following table summarizes the notional values and fair values of our derivative financial instruments as of June 30, 2022:

	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
		(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	$60,000	1.770%	$452	03/2023
Unsecured term loan	Cash Flow	30,000	1.260%	1,218	11/2024
Unsecured term loan	Cash Flow	10,000	1.259%	408	11/2024
Unsecured term loan	Cash Flow	10,000	1.269%	405	11/2024
Unsecured term loan	Cash Flow	25,000	1.310%	1,038	01/2025
Unsecured term loan	Cash Flow	25,000	1.324%	1,025	01/2025
Unsecured term loan	Cash Flow	50,000	1.297%	3,261	11/2026
Unsecured term loan	Cash Flow	25,000	1.402%	1,571	01/2027
Unsecured term loan	Cash Flow	50,000	1.382%	3,151	01/2027
Unsecured term loan	Cash Flow	25,000	1.398%	1,577	01/2027
		$310,000		$14,106

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2021:

	Hedge Type	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
		(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan	Cash Flow	$60,000	1.770%	$(875)	03/2023
Unsecured term loan	Cash Flow	30,000	1.260%	(211)	11/2024
Unsecured term loan	Cash Flow	10,000	1.259%	(70)	11/2024
Unsecured term loan	Cash Flow	10,000	1.269%	(73)	11/2024
Unsecured term loan	Cash Flow	25,000	1.310%	(204)	01/2025
Unsecured term loan	Cash Flow	25,000	1.324%	(215)	01/2025
Unsecured term loan	Cash Flow	50,000	1.297%	(211)	11/2026
Unsecured term loan	Cash Flow	25,000	1.402%	(226)	01/2027
Unsecured term loan	Cash Flow	50,000	1.382%	(405)	01/2027
Unsecured term loan	Cash Flow	25,000	1.398%	(222)	01/2027
		$310,000		$(2,712)

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2022 and 2021 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Three Months Ended June 30,			Three Months Ended June 30,
	2022	2021		2022	2021
	(In thousands)			(In thousands)
Interest rate contracts - assets	$3,862	$—	Interest Expense	$509	$—
Interest rate contracts - liabilities	41	184	Interest Expense	—	(1,014)
Total	$3,903	$184	Total	$509	$(1,014)

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2022 and 2021 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Six Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021
	(In thousands)			(In thousands)
Interest rate contracts - assets	$12,878	$—	Interest Expense	$1,228	$—
Interest rate contracts - liabilities	2,477	8,728	Interest Expense	235	(2,023)
Total	$15,355	$8,728	Total	$1,463	$(2,023)

8. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at June 30, 2022, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2022 (remaining)	$81,778
2023	152,502
2024	134,622
2025	112,272
2026	92,200
Thereafter	253,688
Total	$827,062

We recognized rental income related to variable lease payments of $23.3 million and $23.8 million for the six months ended June 30, 2022 and 2021, respectively.

Substantially all of the assets included as income producing properties, net on the condensed consolidated balance sheets, relate to our portfolio of wholly-owned shopping centers, in which we are the lessor under operating leases with our tenants. As of June 30, 2022, the Company’s wholly-owned portfolio was 93.1% leased.

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

The components of lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	Classification	2022	2021	2022	2021
		(In thousands)
Operating ground lease cost	Non-recoverable operating expense	$291	$291	$581	$581
Operating administrative lease cost	General and administrative expense	161	147	326	290
Finance lease cost	Interest Expense	11	12	21	23

Supplemental balance sheet information related to leases is as follows:

Balance Sheet	Classification	June 30, 2022	December 31, 2021
		(In thousands)
ASSETS
Operating lease assets	Operating lease right-of-use assets	$17,603	$17,934
Finance lease asset	Land	10,095	10,095
Total leased assets		$27,698	$28,029

LIABILITIES
Operating lease liabilities	Operating lease liabilities	$17,226	$17,431
Finance lease liability	Finance lease obligation	821	821
Total lease liabilities		$18,047	$18,252

Weighted Average Remaining Lease Terms
Operating leases		72 years	71 years
Finance lease		10 years	11 years
Weighted Average Incremental Borrowing Rate
Operating leases		6.19%	6.16%
Finance lease		5.23%	5.23%

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$782	$739
Operating cash flows from finance lease	—	—
Financing cash flows from finance lease	—	—

Maturities of lease liabilities as of June 30, 2022 were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Lease
	(In thousands)
2022 (remaining)	$741	$100
2023	1,495	100
2024	1,118	100
2025	1,048	100
2026	1,093	100
Thereafter	93,336	600
Total lease payments	$98,831	$1,100
Less imputed interest	(81,605)	(279)
Total	$17,226	$821

9.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income	$6,930	$37,231	$12,822	$54,539
Net income attributable to noncontrolling interest	(135)	(850)	(251)	(1,248)
Allocation of income to restricted share awards	(283)	(187)	(367)	(287)
Income attributable to RPT	6,512	36,194	12,204	53,004
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
Net income available to common shareholders - Basic	$4,837	$34,519	$8,854	$49,654
Add back preferred shares for dilution (1)	—	1,675	—	3,350
Net income (loss) available to common shareholders - Diluted	$4,837	$36,194	$8,854	$53,004

Weighted average shares outstanding, Basic	84,163	80,162	84,069	80,132
Dilutive effect of securities using the treasury method (2)	1,094	1,420	1,134	1,240
Dilutive effect of preferred shares (1)	—	7,017	—	7,017
Weighted average shares outstanding, Diluted	85,257	88,599	85,203	88,389

Income per common share, Basic	$0.06	$0.43	$0.11	$0.62
Income per common share, Diluted	$0.06	$0.41	$0.10	$0.60

(1)The assumed conversion of preferred shares is dilutive for the three and six months ended June 30, 2021 and anti-dilutive for all other periods presented.
(2)The Company uses the treasury stock method to determine the dilution resulting from restricted stock awards and forward sales under the Current ATM Program during the period of time prior to settlement. For each period, the amount of securities determined using the treasury stock method is not included in the diluted per share calculation where the effect of their inclusion would be anti-dilutive.

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Outstanding	Convertible	Outstanding	Convertible	Outstanding	Convertible	Outstanding	Convertible
Operating Partnership Units	1,683	1,683	1,895	1,895	1,683	1,683	1,895	1,895
Series D Preferred Shares	1,849	7,017	—	—	1,849	7,017	—	—
	3,532	8,700	1,895	1,895	3,532	8,700	1,895	1,895

10.  Share-based Compensation Plans

As of June 30, 2022, we have two share-based compensation plans in effect: 1) the Amended and Restated 2019 Omnibus Long-Term Incentive Plan (“2019 LTIP”) and 2) the Inducement Incentive Plan (“Inducement Plan”). The 2019 LTIP is administered by the compensation committee of the Board (the “Compensation Committee”). The 2019 LTIP provides for the award to our trustees, officers, employees and other service providers of restricted shares, restricted share units, options to purchase shares, share appreciation rights, unrestricted shares, and other awards to acquire up to an aggregate of 5.1 million common shares of beneficial interest plus any shares that become available under the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) as a result of the forfeiture, expiration or cancellation of outstanding awards or any award settled in cash in lieu of shares under such plan. As of June 30, 2022, there were 1.7 million shares of beneficial interest available for issuance under the 2019 LTIP. The Inducement Plan was approved by the Board in April 2018 and under such plan the Compensation Committee may grant, subject to any Company performance conditions as specified by the Compensation Committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement to the individual's entry into employment with the Company. The Inducement Plan allows us to issue up to 6.0 million common shares of beneficial interest, of which 5.0 million remained available for issuance as of June 30, 2022; however, we do not intend to make further awards under the Inducement Plan following adoption of the 2019 LTIP.

As of June 30, 2022, we had 885,688 unvested service-based share awards outstanding under the 2019 LTIP, 3,810 unvested service-based share awards outstanding under the 2012 LTIP and no unvested service-based share awards outstanding under the Inducement Plan.  These awards have various expiration dates through June 2025.

During the six months ended June 30, 2022, we granted the following awards:

•272,995 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and
•Performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards to employees vest over three years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year. We recognized expense related to service-based restricted share grants of $1.1 million and $1.0 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and expense of $2.1 million for both the six months ended June 30, 2022 and June 30, 2021.

The Company has TSR Grants that are either earned (1) subject to a future performance measurement based on a three-year shareholder return peer comparison or (2) subject to a future performance measurement based on the Company's stock price over a four-year performance period. The Company determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was $1.4 million and $0.8 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $2.6 million and $1.3 million for the six months ended June 30, 2022 and June 30, 2021, respectively. The fair value of each grant for the reported periods is estimated on the date of grant using the Monte Carlo simulation model using the weighted average assumptions noted in the following table:

	Six Months Ended June 30,
	2022	2021
Closing share price	$11.95 - $12.71	$10.45
Expected dividend rate	—%	—%
Expected stock price volatility	58.5% - 61.6%	57.1%
Risk-free interest rate	1.4% - 2.8%	0.2%
Expected life (years)	2.59 - 2.84	2.88

As of December 31, 2021, the future performance measurement period had been completed for all outstanding TSR Grants that will be settled in cash, and as such, there were no Monte Carlo simulation models performed for cash settled awards during the six months ended June 30, 2022. Compensation expense related to the cash awards was $0.6 million and $1.2 million for the three months and six months ended June 30, 2021, respectively.

We recognized total share-based compensation expense of $2.5 million and $2.4 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $4.7 million and $4.6 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

As of June 30, 2022, we had $17.2 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity awards.  This expense is expected to be recognized over a weighted-average period of 2.4 years.

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

As of June 30, 2022, we had a federal and state deferred tax asset of $8.5 million and a valuation allowance of $8.5 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded an income tax provision of approximately $0.1 million for both the six months ended June 30, 2022 and June 30, 2021. The income tax provision for the three months ended June 30, 2022 and 2021 was negligible.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

12.  Commitments and Contingencies

Construction Costs

In connection with the leasing and targeted remerchandising of various shopping centers as of June 30, 2022, we had entered into agreements for construction costs of approximately $5.0 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. We are not aware of any matters that would have a material effect on our condensed consolidated financial statements.

Development Obligations

As of June 30, 2022, the Company has $1.7 million of development related obligations that require annual payments through December 2032.

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $6.7 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental tax revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

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

Subsequent to June 30, 2022, the Company separately borrowed $113.0 million and made repayments of $75.0 million on its unsecured revolving credit facility.

On July 6, 2022, the Company executed a purchase and sale agreement for Mount Prospect Plaza for a contract price of $34.6 million. The property had a net book value of $30.1 million as of June 30, 2022. In accordance with ASC Topic 360, this property met the criteria for held-for-sale subsequent to June 30, 2022. The disposition is expected to close in August 2022.

On July 7, 2022, R2G completed the acquisition of Mary Brickell Village, a 200,000 square foot shopping center located in Miami, FL for a contract price of $216.0 million.

On July 21, 2022 the Company closed on the sale of Tel-Twelve, a 194,000 square foot shopping center located in Southfield, MI, for a contract price of $45.0 million.

On August 2, 2022, the Company entered into amendments to the note purchase agreements governing all of the Company's outstanding senior unsecured notes, with the exception of the note purchase agreement, dated October 8, 2021, by and among the Company, the Operating Partnership and the purchasers of the notes party thereto (the “2021 Note Purchase Agreement”). These amendments modify certain covenants, including the removal of the restrictions on certain investments covenant and modifications to the development activities covenant, increases on the minimum and maximum dollar thresholds included in events of default and modification to related definitions contained in each of the note purchase agreements to align with the 2021 Note Purchase Agreement.

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

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors which may cause actual results to differ materially from current expectations included, but are not limited to: our success or failure in implementing our business strategy; economic conditions generally (including rising inflation, supply chain disruptions and construction delays) and in the commercial real estate and finance markets such as the inability to obtain equity, debt or other sources of funding or refinancing on favorable terms to the Company and the costs and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; changes in the interest rate and/or other changes in the interest rate environment; the discontinuance of LIBOR; risks associated with bankruptcies or insolvencies or general downturn in the businesses of tenants; the ongoing impact of the novel coronavirus (“COVID-19”), or the impact of any future pandemic, epidemic or outbreak of any other highly infectious disease, on the U.S., regional and global economies and on the Company's business, financial condition and results of operations and that of its tenants; the potential adverse impact from tenant defaults generally or from the unpredictability of the business plans and financial condition of the Company's tenants, which are heightened as a result of COVID-19; the execution of deferral or rent concession agreements by tenants; our business prospects and outlook; acquisition, disposition, development and joint venture risks; our insurance costs and coverages; increases in cost of operations; risks related to cybersecurity and loss of confidential information and other business interruptions; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the NYSE. The common shares of beneficial interest of the Company, par value $0.01 per share, are listed and traded on the NYSE under the ticker symbol “RPT”. As of June 30, 2022, the Company's property portfolio (the “aggregate portfolio”) consisted of 47 wholly-owned shopping centers, ten shopping centers owned through its grocery anchored joint venture and 47 retail properties owned through its net lease joint venture which together represent 14.9 million square feet of GLA.  As of June 30, 2022, the Company’s pro-rata share of the aggregate portfolio was 93.3% leased.

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

Our Strategy

Over the past three years, the Company entered two strategic joint ventures, positioning itself to meaningfully transform its portfolio, primarily focusing on major metropolitan U.S. markets in the Northeast and Southeast regions, which are supported by strong demographics, educational attainment, tech/life science/university adjacencies, pro-business environments and job growth. As of June 30, 2022, the Company derived 96.1% of its annualized base rent from the top 40 national markets, such as Boston, Atlanta, Detroit and Nashville, in addition to several markets in Florida, including Tampa, Miami and Jacksonville.

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

Inflation

A significant portion of our operating expenses are sensitive to inflation. Our operating expenses are typically recoverable through our lease arrangements, which allow us to pass through substantially all operating expenses to our tenants. As of June 30, 2022, approximately 68% of our existing leases (on a gross leasable area basis) were triple net leases, which allow us to recover operating expenses. Of our remaining leases approximately 28% provide for recoveries of operating expenses at a fixed amount which have annual escalations ranging from 3% to 5%. During inflationary periods, we expect to recover increases in operating expenses from approximately 96% of our existing leases. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income, results of operations, and operating cash flows at the property level.

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

Also, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings, which as of June 30, 2022, was 12% of our total debt. Therefore, we do not expect that the effect of inflation on our interest expense would have a material adverse impact on our financing costs in the short term, but it could increase our financing costs over time as we refinance our existing long-term borrowings, or incur additional interest related to the issuance of incremental debt.

We have long-term lease agreements with our tenants, of which 6% - 11% (based on occupied gross leasable area) expire each year over the next three years (through 2024). We believe these annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation. However, it is possible that during higher inflationary periods, the impact of inflation will not be adequately offset by the resetting of rents from our renewal and re-leasing activities or our annual rent escalations. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.

Additionally, inflationary pricing may have a negative effect on construction costs necessary to complete our leasing, development and redevelopment projects, including costs of construction materials, labor, and services from third-party contractors and suppliers. Higher construction costs could adversely impact our net investments in real estate and expected yields on our development and redevelopment projects, which over time may adversely affect our financial condition, results of operations, and cash flows.

The following table summarizes our aggregate multi-tenant operating portfolio by market as of June 30, 2022:

Market Summary (1)
MSA	Number of Properties	GLA (in thousands)	Leased %	Occupied %	ABR/SF	% of ABR
Multi-Tenant Retail
Top 40 MSAs:
Atlanta	5	1,026	90.5%	86.8%	$13.15	6.5%
Austin	1	76	89.7%	89.7%	27.19	1.0%
Baltimore	1	252	98.0%	75.9%	11.57	1.2%
Boston	6	1,846	94.5%	93.5%	16.97	12.2%
Chicago	2	437	87.8%	87.3%	12.07	2.5%
Cincinnati	3	1,156	92.9%	91.9%	16.78	9.9%
Columbus	2	436	92.5%	91.7%	19.31	4.3%
Denver	1	472	98.8%	97.6%	20.44	5.2%
Detroit	8	1,791	90.3%	88.0%	16.13	13.7%
Indianapolis	1	232	95.9%	94.6%	15.26	1.9%
Jacksonville	2	726	98.7%	91.5%	16.82	6.2%
Miami	5	846	79.1%	72.8%	20.37	4.9%
Milwaukee	2	546	91.7%	91.7%	13.11	3.6%
Minneapolis	2	445	92.6%	91.4%	24.86	5.6%
Nashville	2	700	98.3%	96.9%	13.94	5.2%
St. Louis	4	828	97.8%	94.5%	14.46	5.6%
Tampa	7	1,097	98.2%	91.0%	13.55	6.6%
Top 40 MSA subtotal	54	12,912	93.3%	90.2%	$16.13	96.1%
Non Top 40 MSA	3	516	91.7%	91.3%	12.48	3.3%
Subtotal	57	13,428	93.2%	90.2%	$15.97	99.4%
Net Leased Retail - RGMZ	47	1,519	96.9%	96.6%	12.45	0.6%
Total	104	14,947	93.3%	90.3%	$15.94	100.0%

(1) Shown at pro-rata except for number of properties and GLA.

We accomplished the following activity during the six months ended June 30, 2022:

Leasing Activity

Our properties reported the following leasing activity, which is shown at pro-rata except for number of leasing transactions and square feet:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	94	567,493	$17.58	$16.60	$0.04	$0.11
New Leases - Comparable	12	49,372	$29.55	$19.95	$80.68	$15.16
Non-Comparable Transactions (4)	47	392,297	$16.79	N/A	$62.28	$6.40
Total	153	1,009,162	$17.81	N/A	$27.74	$3.21

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

Investing Activity

During the six months ended June 30, 2022, the Company closed on two shopping center acquisitions for an aggregate amount of $110.2 million. and closed on one shopping center disposition for an amount of $18.8 million. Also, during the six months ended June 30, 2022, the Company contributed two properties to RGMZ that had been created by us upon the subdivision of certain parcels from our existing open-air shopping centers, valued at $11.6 million to RGMZ. Refer to Note 3 of the notes to our condensed consolidated financial statements in this report for additional information related to acquisitions and dispositions.

During the six months ended June 30, 2022, RGMZ closed on three portfolio acquisitions for an aggregate amount of $50.8 million. Refer to Note 4 of the notes to our condensed consolidated financial statements in this report for additional information.

Financing Activity

Debt

As of June 30, 2022, we had net debt of $989.8 million, reflecting net debt to total market capitalization of 51.2%, as compared to 41.4% at June 30, 2021. See the subsection “Capitalization” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for the Company's net debt reconciliation. Net debt increased by $147.9 million compared to June 30, 2021, primarily as a result of an increase in borrowings due to the Company's consolidated acquisition activities and investment in unconsolidated joint ventures, partially offset by proceeds received from the Company's consolidated disposition activities, including the contribution of properties to RGMZ since the end of the prior period, and proceeds from the issuance of common shares under the Company's equity distribution agreements.

Equity

During the six months ended June 30, 2022, the Company entered into forward sale agreements under the Prior ATM Program to sell an aggregate of 75,000 shares of common shares. The Company subsequently settled all forward sale agreements under the Prior ATM Program, receiving $1.0 million of gross proceeds before issuance costs, which were used for working capital and general corporate purposes.

In February 2022, the Company entered into the 2022 Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $150.0 million. Sales of the shares of common shares may be made, in the Company's discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for shares of its common shares with forward sellers and forward purchasers. During the six months ended June 30, 2022, the Company entered into forward sale agreements to sell an aggregate of 1,226,271 shares of its common shares, at a weighted average offering price of $13.85 before underwriting discount and offering expenses. The Company has not settled any shares pursuant to these forward sale agreements as of June 30, 2022, and is required to settle the outstanding shares of common shares by March 2023. As of June 30, 2022, $133.0 million of common shares remained available for issuance under the Current ATM Program after reducing the program capacity for shares currently under contract on a forward basis. The sale of such shares issuable pursuant to the Current ATM Program was registered with the SEC pursuant to a prospectus supplement filed in February 2022 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3ASR (No. 333-262871) which was filed with the SEC in February 2022.

Land Available for Development

At June 30, 2022, our three largest development sites are Parkway Shops, Lakeland Park Center and Hartland Towne Square. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

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

Comparison of three months ended June 30, 2022 to June 30, 2021

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the three months ended June 30, 2022 as compared to the same period in 2021:

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
	(In thousands)
Total revenue	$55,288	$52,224	$3,064	5.9%
Real estate taxes	7,232	8,820	(1,588)	(18.0)%
Recoverable operating expense	7,080	5,739	1,341	23.4%
Non-recoverable operating expense	2,344	2,122	222	10.5%
Depreciation and amortization	19,171	16,597	2,574	15.5%
Transaction costs	4,362	—	4,362	NM
General and administrative expense	8,674	7,598	1,076	14.2%
Gain on sale of real estate	11,543	34,216	(22,673)	NM
(Loss) earnings from unconsolidated joint ventures	(2,413)	1,072	(3,485)	NM
Interest expense	8,770	9,305	(535)	(5.7)%
Preferred share dividends	1,675	1,675	—	—%

NM - Not meaningful

Total revenue for the three months ended June 30, 2022 increased $3.1 million, or 5.9%, from the same period in 2021. The increase is primarily due to the following:
•$6.4 million increase due to properties acquired since the prior period;
•$1.1 million increase due to decreased rental income not probable of collection and abatements in the current period primarily due to the impact of the COVID-19 pandemic in the prior period; and
•$0.3 million increase related to management and leasing fees collected from our unconsolidated joint ventures; partially offset by
•$3.4 million decrease related to properties disposed since the prior period, including those properties that were contributed to RGMZ;
•$1.1 million decrease related to straight-line rent reserve adjustments recorded in the prior period which did not recur; and
•$0.4 million decrease from the acceleration of a below market lease in the prior period attributable to a tenant who vacated prior to the original estimated lease end date.

Real estate tax expense for the three months ended June 30, 2022 decreased $1.6 million, or (18.0)% from the same period in 2021, primarily due to lower net expenses at our existing properties and the impact of properties disposed since the prior period, including those properties that were contributed to RGMZ. These decreases were partially offset by increases associated with properties acquired since the prior period.

Recoverable operating expense for the three months ended June 30, 2022 increased $1.3 million, or 23.4% from the same period in 2021, primarily due to increases associated with properties acquired since the prior period, as well as higher common area maintenance expenses at our existing properties. These increases were partially offset by properties disposed since the prior period.

Non-recoverable operating expense for the three months ended June 30, 2022 increased $0.2 million, or 10.5% from the same period in 2021, primarily due to increases in expenses associated with properties acquired since the prior period.

Depreciation and amortization expense for the three months ended June 30, 2022 increased $2.6 million, or 15.5%, from the same period in 2021.  The increase is primarily a result of increased expense associated with properties acquired since the prior period, partially offset by properties disposed since the period and higher asset write offs in the prior period for tenant lease terminations prior to their original estimated term.

During the three months ended June 30, 2022, we recorded transaction costs of $4.4 million, primarily related to fees paid by the Company associated with the early termination of an existing tenant which did not qualify for capitalization as an initial direct cost in accordance with ASC 842.

General and administrative expense for the three months ended June 30, 2022 increased $1.1 million, or 14.2% from the same period in 2021, primarily as a result of higher wages and payroll related expenses, higher travel expense and higher bonus expense in the current period.

The Company had gains on real estate disposals of $11.5 million during the three months ended June 30, 2022, as compared to $34.2 million from the same period in 2021. The current period activity is primarily related to the sale of one previously wholly-owned shopping center. Refer to Note 3 of the notes to the condensed consolidated financial statements in this report for further detail on dispositions.

Earnings from unconsolidated joint ventures for the three months ended June 30, 2022 decreased $3.5 million from the same period in 2021, primarily due to asset write offs in the current period associated with the demolition of a portion of one of our R2G properties in anticipation of near-term redevelopment and construction. These decreases were partially offset by increases associated with acquisition activity by our unconsolidated joint ventures since the prior period.

Interest expense for the three months ended June 30, 2022 decreased $0.5 million, or (5.7)%, from the same period in 2021. The Company had a 40 basis point decrease in our weighted average interest rate, which was partially offset by a 3.5% increase in our average outstanding debt in the current period. The decrease in our weighted average interest rate was primarily the result of repayments of fixed rate mortgages and senior unsecured notes since the prior period which were replaced with borrowings at lower interest rates. As of June 30, 2022, the Company had $112.0 million outstanding on our unsecured revolving credit facility.

Comparison of six months ended June 30, 2022 to June 30, 2021

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the six months ended June 30, 2022 as compared to the same period in 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
	(In thousands)
Total revenue	$111,377	$102,317	$9,060	8.9%
Real estate taxes	15,403	17,309	(1,906)	(11.0)%
Recoverable operating expense	14,288	11,932	2,356	19.7%
Non-recoverable operating expense	4,974	4,679	295	6.3%
Depreciation and amortization	39,382	34,976	4,406	12.6%
Transaction costs	4,476	—	4,476	NM
General and administrative expense	17,022	14,968	2,054	13.7%
Gain on sale of real estate	15,090	53,219	(38,129)	NM
(Loss) earnings from unconsolidated joint ventures	(1,312)	1,873	(3,185)	NM
Interest expense	17,082	18,711	(1,629)	(8.7)%
Preferred share dividends	3,350	3,350	—	—%

NM - Not meaningful

Total revenue for the six months ended June 30, 2022 increased $9.1 million, or 8.9%, from the same period in 2021. The increase is primarily due to the following:
•$10.8 million increase due to properties acquired since the prior period;
•$3.9 million increase due to decreased rental income not probable of collection and abatements in the current period primarily due to the impact of the COVID-19 pandemic in the prior period;
•$1.2 million increase from acceleration of below market leases in the current period attributable to tenants who vacated prior to the original estimated lease end date;
•$0.8 million increase related to management and leasing fees collected from our unconsolidated joint ventures; and
•$0.3 million increase in bankruptcy income; partially offset by
•$6.8 million decrease related to properties disposed since the prior period, including those properties that were contributed to RGMZ; and
•$1.1 million decrease related to straight-line rent reserve adjustments recorded in the prior period which did not recur.

Real estate tax expense for the six months ended June 30, 2022 decreased $1.9 million, or (11.0)% from the same period in 2021, primarily due to lower net expenses at our existing properties and the impact of properties disposed since the prior period, including those properties that were contributed to RGMZ. These decreases were partially offset by increases associated with properties acquired since the prior period.

Recoverable operating expense for the six months ended June 30, 2022 increased $2.4 million, or 19.7% from the same period in 2021, primarily due to increases associated with properties acquired since the prior period, as well as higher common area maintenance expenses at existing properties. These increases were partially offset by properties disposed since the prior period.

Non-recoverable operating expense for the six months ended June 30, 2022 increased $0.3 million, or 6.3% from the same period in 2021, primarily due to increases in expenses associated with properties acquired since the prior period..

Depreciation and amortization expense for the six months ended June 30, 2022 increased $4.4 million, or 12.6%, from the same period in 2021. The increase is primarily a result of increased expense associated with properties acquired since the prior period and higher asset write offs in the prior period for tenant lease terminations prior to their original estimated term, partially offset by properties disposed since the period.

During the six months ended June 30, 2022, we recorded transaction costs of $4.4 million, primarily related to fees paid by the Company associated with the early termination of an existing tenant which did not qualify for capitalization as an initial direct cost in accordance with ASC 842.

General and administrative expense for the six months ended June 30, 2022 increased $2.1 million, or 13.7%, from the same period in 2021, primarily as a result of higher wages and payroll related expenses, higher travel expense and higher bonus expense in the current period.

The Company had gains on real estate disposals of $15.1 million during the six months ended June 30, 2022, as compared to $53.2 million from the same period in 2021. The current period activity is primarily related to the sale of one previously wholly-owned shopping center, as well as contributions of net lease assets to RGMZ. Refer to Note 3 of the notes to the condensed consolidated financial statements in this report for further detail on dispositions.

Earnings from unconsolidated joint ventures for the six months ended June 30, 2022 decreased $3.2 million from the same period in 2021, primarily due to asset write offs in the current period associated with the demolition of a portion of one of our R2G properties in anticipation of near-term redevelopment and construction. These decreases were partially offset by increases associated with acquisition activity by our unconsolidated joint ventures since the prior period.

Interest expense for the six months ended June 30, 2022 decreased $1.6 million, or (8.7)%, from same period in 2021. The Company had a 3.7% decrease in our average outstanding debt, as well as a 30 basis point decrease in our weighted average interest rate. The decrease in our weighted average interest rate was primarily the result of repayments of mortgages and senior unsecured notes since the prior period which were replaced with borrowings at lower interest rates. As of June 30, 2022, the Company had $112.0 million outstanding on our unsecured revolving credit facility.

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

At June 30, 2022 and 2021, we had $24.6 million and $37.9 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash generally consists of funds held in escrow under an Internal Revenue Code Section 1031 exchange and funds held in escrow by mortgage lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of June 30, 2022, we had no remaining debt maturing in 2022, and we had $238.0 million of unused capacity under our $350.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. Refer to Note 5 of the notes to the condensed consolidated financial statements for further discussion on our covenants.

We consolidate entities in which we own less than 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of FASB ASC 810. From time to time, we enter into joint venture arrangements from which we believe we can benefit by owning a partial interest in one or more properties. As of June 30, 2022, our investments in unconsolidated joint ventures were approximately $239.0 million representing our ownership interest in three joint ventures. We accounted for these entities under the equity method. Refer to Note 4 of the notes to the condensed consolidated financial statements in this report for further information regarding our equity investments in unconsolidated joint ventures. We are engaged by certain of our joint ventures to provide asset management, property management, construction management, leasing and investing services for such ventures' respective properties. We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received.

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

For the six months ended June 30, 2022, our cash flows were as follows compared to the same period in 2021:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$36,839	$33,869
Net cash used in investing activities	$(103,927)	$(58,004)
Net cash provided by (used in) financing activities	$77,675	$(149,488)

Operating Activities

Net cash provided by operating activities increased $3.0 million in the six months ended June 30, 2022 compared to the same period in 2021 primarily due to the following:
•Increase in operating cash from properties acquired since the prior period; and
•Increase in cash distributions from our unconsolidated joint ventures; partially offset by
•Properties disposed since the prior period, including contribution of net lease retail assets to RGMZ; and
•Higher working capital changes in the current period due to the timing of payments of accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities increased $45.9 million in the six months ended June 30, 2022 compared to the same period in 2021 primarily due to the following:
•A decrease in the net proceeds from sale of real estate of $34.1 million; and
•An increase in the acquisition of real estate of $13.1 million;
•An increase in the acquisition of preferred investments of $4.2 million; partially offset by
•A decrease in the investment in unconsolidated joint ventures of $6.4 million.

Financing Activities

Net cash provided by financing activities was $77.7 million in the six months ended June 30, 2022, compared to net cash used in financing activities of $149.5 million in the same period in 2021. The change of $227.2 million was primarily the result of the following:
•Net borrowings on our revolving credit facility of $77.0 million in 2022, compared to repayments of $100.0 million in 2021;
•Decrease in the repayment of mortgages and notes payable of $37.6 million; and

•Increase in cash distributions from the financing activities of our unconsolidated joint ventures of $27.0 million; partially offset by
•Increase of $15.4 million in distributions made to our common shareholders and operating partnership unit holders.

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

On April 29, 2022, our Board of Trustees declared a quarterly cash dividend of $0.13 per common share to shareholders of record as of June 17, 2022. Additionally, we declared a quarterly cash dividend of $0.90625 per Series D Cumulative Convertible Perpetual Preferred Share to preferred shareholders of record as of June 17, 2022. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT.  Distributions paid by us are generally expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources are used.  Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings.  The Board of Trustees will continue to evaluate the Company’s dividend policy throughout the remainder of 2022 based upon the Company's financial performance and economic outlook and intends to maintain a quarterly common dividend of at least the amount required to continue qualifying as a REIT for U.S. federal income tax requirements.

In February 2022, the Company entered into the 2022 Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $150.0 million. Sales of the shares of common shares may be made, in the Company's discretion, from time to time, in “at-the-market” offerings as defined in Rule 415 of the Securities Act, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for shares of its common shares with forward sellers and forward purchasers. During the six months ended June 30, 2022, the Company entered into forward sale agreements to sell an aggregate of 1,226,271 shares of its common shares, at a weighted average offering price of $13.85 before discount and offering expenses. The Company has not settled any shares pursuant to these forward sale agreements as of June 30, 2022, and is required to settle the outstanding shares of common shares by March 2023. As of June 30, 2022, $133.0 million of shares of common shares remained available for issuance under the Current ATM Program after reducing the program capacity for shares currently under contract on a forward basis. The sale of such shares issuable under the Current ATM Program was registered with the SEC pursuant to a prospectus supplement filed in February 2022 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3ASR (No. 333-262871) which was filed with the SEC in February 2022.

Debt

At June 30, 2022, we had $964.5 million of debt outstanding consisting of $511.5 million in senior unsecured notes, $310.0 million of unsecured term loan facilities, $31.0 million of fixed rate mortgage loans encumbering certain properties, and $112.0 million of borrowings on our revolving credit facility.

Our $821.5 million of senior unsecured notes and term loan facilities have interest rates ranging from 2.46% to 4.74% and are due at various maturity dates from March 2023 through November 2031.

Our $31.0 million of fixed rate mortgages have interest rates ranging from 3.76% to 5.80% and are due at various maturity dates from January 2023 through June 2026. The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $71.1 million as of June 30, 2022.

In addition, we have ten interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at June 30, 2022, we had $112.0 million of variable rate debt outstanding.

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $6.7 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental tax revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

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

The Company's other material cash commitments include debt maturities, interest payment obligations, obligations under non-cancelable operating and financing leases, construction commitments, and development obligations. The following table shows these other material cash commitments as of June 30, 2022:

	Payments due by period
Material Cash Commitments	Total	Less than 1 year (1)	1-3 years	4-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$3,972	$682	$1,708	$1,582	$—
Payments due at maturity	960,559	—	249,059	306,500	405,000
Total mortgages and notes payable (2)	964,531	682	250,767	308,082	405,000
Interest expense (3)	155,575	17,757	59,386	41,332	37,100
Finance lease (4)	1,100	100	200	200	600
Operating leases	96,925	741	2,613	1,757	91,814
Construction commitments	4,963	4,963	—	—	—
Development obligations (5)	2,005	208	401	380	1,016
Total contractual obligations	$1,225,099	$24,451	$313,367	$351,751	$535,530

(1)Amounts represent balance of obligation for the remainder of 2022.
(2)Excludes $0.1 million of unamortized mortgage debt premium and $3.8 million in net deferred financing costs.
(3)Variable-rate debt interest is calculated using rates at June 30, 2022.
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

We have an operating lease for our 12,572 square foot corporate office in Southfield, Michigan, and an operating lease for our 5,629 square foot corporate office in New York, New York. These leases are set to expire in December 2024 and January 2024, respectively. Our Southfield, Michigan corporate office lease includes two additional five year renewal options to extend the lease through December 2034 and our New York, New York corporate office lease includes an additional five year renewal to extend the lease through January 2029.

We also have a ground finance lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky. The lease provides for fixed annual payments of $0.1 million through maturity in December 2032, at which time we can acquire the land for one dollar.

Construction Costs

In connection with the leasing and targeted remerchandising of various shopping centers as of June 30, 2022, we have entered into agreements for construction activities with an aggregate remaining cost of approximately $5.0 million.

Planned Capital Spending

We are focused on enhancing the value of our existing portfolio of shopping centers through successful leasing efforts, including the reconfiguration of anchor-space and small shop lease-up.

For the remainder of 2022, we anticipate spending between $25.0 million and $35.0 million for capital expenditures, of which $5.0 million is reflected in the construction commitments in the material cash commitments table. Our 2022 estimate includes ongoing capital expenditure spending between $17.0 million and $22.0 million and discretionary capital expenditure spending between $8.0 million and $13.0 million. Ongoing capital expenditures relates to leasing costs and building improvements whereas discretionary capital expenditures relate to targeted remerchandising, outlots/expansion, and development/redevelopment. Estimates for future spending will change as new projects are approved.

Capitalization

At June 30, 2022 our total market capitalization was $1.9 billion. The table below reconciles total debt to net debt and sets forth our calculation of our total market capitalization as of June 30, 2022 and 2021:

	June 30,
	2022	2021
	(In thousands)
Notes payable, net	$960,877	$889,482
Add: Unamortized premiums and deferred financing costs	3,654	2,531
Pro-rata share of debt from unconsolidated joint venture	52,498	2,893
Finance lease obligation	821	875
Cash, cash equivalents and restricted cash	(24,620)	(37,861)
Pro-rata share of unconsolidated entities cash, cash equivalents and restricted cash	(3,424)	(15,999)
Net debt (1)	$989,806	$841,921

Common shares outstanding	84,165	80,189
Operating Partnership Units outstanding	1,683	1,895
Restricted share awards (treasury method)	1,094	1,420
Total common shares and equivalents	86,942	83,504
Market price per common share (at June 30, 2022 and 2021)	$9.83	$12.98
Equity market capitalization	$854,640	$1,083,882

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849	1,849
Market price per convertible preferred share (at June 30, 2022 and 2021)	$47.75	$57.01
Convertible perpetual preferred shares (at market)	$88,290	$105,411

Total market capitalization	$1,932,736	$2,031,214

Net debt to total market capitalization	51.2%	41.4%

(1)Net debt represents (i) our total debt principal, which excludes unamortized premium and deferred financing costs, net, plus (ii) our finance lease obligation, plus (iii) our pro-rata share of total debt principal of each of our unconsolidated entities, less (iv) our cash, cash equivalents and restricted cash, less (v) our pro-rata share of cash, cash equivalents and restricted cash of each of our unconsolidated entities. We believe this calculation is useful to understand our financial condition. Our method of calculating net debt may be different from methods used by other companies and may not be comparable.

At June 30, 2022, the non-controlling interest in the Operating Partnership was approximately 1.9%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all non-controlling interest OP Units, there would have been approximately 85.8 million common shares of beneficial interest outstanding at June 30, 2022, with a market value of approximately $843.9 million.

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

The following table illustrates the calculations of FFO and Operating FFO:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income	$6,930	$37,231	$12,822	$54,539
Net income attributable to noncontrolling partner interest	(135)	(850)	(251)	(1,248)
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
Net income available to common shareholders	5,120	34,706	9,221	49,941
Adjustments:
Rental property depreciation and amortization expense	19,018	16,447	39,074	34,677
Pro-rata share of real estate depreciation from unconsolidated joint ventures (1)	7,406	1,389	10,820	2,644
Gain on sale of depreciable real estate	(11,382)	(34,216)	(14,836)	(53,219)
FFO available to common shareholders	20,162	18,326	44,279	34,043
Noncontrolling interest in Operating Partnership (2)	135	—	251	—
Preferred share dividends (assuming conversion) (3)	1,675	—	3,350	—
FFO available to common shareholders and dilutive securities	21,972	18,326	47,880	34,043

Gain on sale of land	(161)	—	(254)	—
Transaction costs (4)	4,362	—	4,476	—
Severance expense (5)	—	—	—	38
Above and below market lease intangible write-offs	24	(398)	(1,600)	(497)
Pro-rata share of above and below market lease intangible write-offs from unconsolidated joint ventures (1)	(894)	(50)	(984)	(40)
Insurance proceeds, net (6)	—	—	(136)	—
Operating FFO available to common shareholders and dilutive securities	$25,303	$17,878	$49,382	$33,544

Weighted average common shares	84,163	80,162	84,069	80,132
Shares issuable upon conversion of OP Units (2)	1,683	—	1,711	—
Dilutive effect of restricted stock	1,094	1,420	1,134	1,240
Shares issuable upon conversion of preferred shares (3)	7,017	—	7,017	—
Weighted average equivalent shares outstanding, diluted	93,957	81,582	93,931	81,372

Diluted earnings per share (7)	$0.06	$0.41	$0.10	$0.60
Per share adjustments for FFO available to common shareholders and dilutive securities	0.17	(0.19)	0.41	(0.18)
FFO available to common shareholders and dilutive securities per share, diluted	$0.23	$0.22	$0.51	$0.42

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	0.04	—	0.02	(0.01)
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.27	$0.22	$0.53	$0.41

(1)Amounts noted are included in (Loss) earnings from unconsolidated joint ventures.
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
(4)For the three and six months ended June 30, 2022, primarily comprised of fees paid by the Company associated with the early termination of an existing tenant which did not qualify for capitalization as an initial direct cost in accordance with ASC 842.
(5)Amounts noted are included in General and administrative expense.
(6)Amounts noted are included in Other income (expense), net.
(7)The denominator to calculate diluted earnings per share includes weighted average common shares and restricted stock for the three and six months ended June 30, 2022 and 2021.

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

NOI, Same Property NOI and NOI from Other Investments are supplemental non-GAAP financial measures of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable operating properties for the reporting period. Same Property NOI for the three and six months ended June 30, 2022 and 2021 represents NOI from the Company's same property portfolio consisting of 39 consolidated operating properties and our 51.5% pro-rata share of four properties owned by our R2G unconsolidated joint venture and 100% of the 24 properties owned by our RGMZ unconsolidated joint venture (excludes seven properties that are part of our Marketplace of Delray multi-tenant property where activities have started in preparation for redevelopment). All properties included in Same Property NOI were either acquired or placed in service and stabilized prior to January 1, 2021. We present Same Property NOI primarily to show the percentage change in our NOI from period to period across a consistent pool of properties. The properties contributed to RGMZ had previously been parts of larger shopping centers that we own. Accordingly, 100.0% of the NOI from these properties is included in our results for periods on or prior to March 4, 2021 and, for these prior periods, we had not separately allocated expenses attributable to the larger shopping centers between these properties and the remainder of these shopping centers. As a result, in order to help ensure the comparability of our Same Property NOI for the periods presented, we are continuing to include 100.0% of the NOI from these properties in our Same Property NOI following their contribution even though our pro rata share following March 4, 2021 is only 6.4%. Same Property NOI excludes properties under redevelopment or where activities have started in preparation for redevelopment. A property is designated as a redevelopment when planned improvements significantly impact the property. NOI from Other Investments for the three and six months ended June 30, 2022 and 2021 represents pro-rata NOI primarily from (i) properties disposed of and acquired during 2022 and 2021, (ii) Hunter's Square, Marketplace of Delray and The Crossroads (R2G) where the Company has begun activities in anticipation of future redevelopment, (iii) properties held for sale as of June 30, 2022, (iv) certain property related employee compensation, benefits, and travel expense and (v) noncomparable operating income and expense adjustments. Non-RPT NOI from RGMZ represents 93.6% of the properties contributed to RGMZ after March 4, 2021, which is our partners’ share of RGMZ.

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

The following is a summary of our properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
Property Designation	2022	2021	2022	2021
Wholly-owned and R2G retail properties:
Same-property	42	42	42	42
Acquisitions (1)	12	1	12	1
Held for sale (2)	1	1	1	1
Redevelopment (3)	3	3	3	3
Total wholly-owned and R2G properties:	58	47	58	47
RGMZ retail properties:
Same-property	22	22	22	22
Acquisitions	18	3	18	3
Redevelopment	7	7	7	7
Total properties	105	79	105	79

(1)Includes the following wholly-owned properties for the three and six months ended June 30, 2022: Northborough Crossing, Bellevue Place, Woodstock Square, Newnan Pavilion, Highland Lakes Shopping Plaza, The Crossings, and Brookline. Also includes the following properties owned by R2G: East Lake Woodlands, South Pasadena, Village Shoppes of Canton, Bedford Marketplace, and Dedham.
(2)Includes the following wholly-owned property for the three and six months ended June 30, 2022: Tel-Twelve.
(3)Includes the following wholly-owned properties for the three and six months ended June 30, 2022 and 2021: Hunter's Square and Marketplace of Delray. Also includes The Crossroads owned by R2G. The entire property indicated for each period is completely excluded from Same Property NOI.

The following is a reconciliation of our net income available to common shareholders to Same Property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income available to common shareholders	$5,120	$34,706	$9,221	$49,941
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,675	1,675	3,350	3,350
Net income attributable to noncontrolling partner interest	135	850	251	1,248
Income tax provision	36	22	71	110
Interest expense	8,770	9,305	17,082	18,711
Loss (earnings) from unconsolidated joint ventures	2,413	(1,072)	1,312	(1,873)
Gain on sale of real estate	(11,543)	(34,216)	(15,090)	(53,219)
Other (income) expense, net	(181)	78	(365)	185
Management and other fee income	(876)	(530)	(1,617)	(846)
Depreciation and amortization	19,171	16,597	39,382	34,976
Transaction costs	4,362	—	4,476	—
General and administrative expenses	8,674	7,598	17,022	14,968
Pro-rata share of NOI from R2G Venture LLC (1)	4,484	2,308	9,043	4,338
Pro-rata share of NOI from RGMZ Venture REIT LLC (2)	258	57	481	67
Lease termination fees	—	(71)	(154)	(95)
Amortization of lease inducements	215	211	428	422
Amortization of acquired above and below market lease intangibles, net	(596)	(1,014)	(2,859)	(1,751)
Straight-line ground rent expense	76	76	153	153
Straight-line rental income	(526)	(1,214)	(789)	(1,610)
NOI	41,667	35,366	81,398	69,075
NOI from Other Investments	(8,740)	(3,360)	(15,922)	(6,912)
Non-RPT NOI from RGMZ Venture REIT LLC (3)	1,002	497	1,905	640
Same Property NOI	$33,929	$32,503	$67,381	$62,803

Period-end Occupancy	91.1%	91.3%	91.1%	91.3%

(1)Represents 51.5% of the NOI from the properties owned by R2G for all periods presented.
(2)Represents 6.4% of the NOI from the properties owned by RGMZ after March 4, 2021.
(3)Represents 93.6% of the RGMZ properties included in Same Property NOI after March 4, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our variable rate debt, interest rates and interest rate swap agreements in effect at June 30, 2022, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $1.1 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $23.3 million at June 30, 2022.

We had derivative instruments outstanding with an aggregate notional amount of $310.0 million as of June 30, 2022.  The agreements provided for swapping one-month LIBOR to fixed interest rates ranging from 1.26% to 1.77% and had expirations ranging from 2023 to 2027.  The following table sets forth information as of June 30, 2022 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2022 (remaining)	2023	2024	2025	2026	Thereafter	Total	Fair Value
	(In thousands)
Fixed-rate debt	$682	$87,888	$50,879	$182,431	$125,651	$405,000	$852,531	$814,033
Average interest rate	4.9%	3.2%	2.5%	3.7%	3.9%	3.7%	3.6%	5.1%
Variable-rate debt	$—	$112,000	$—	$—	$—	$—	$112,000	$112,000
Average interest rate	—%	2.8%	—%	—%	—%	—%	2.8%	2.8%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at June 30, 2022 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of June 30, 2022 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in certain litigation arising in the ordinary course of business. We do not believe that any of this litigation will have a material effect on our consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations"), there have been no material changes to our risk factors during the six months ended June 30, 2022 compared to those risk factors presented in Part I, "Item IA. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common share repurchases during the quarterly period ended June 30, 2022 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 to April 30, 2022	82	$13.97	—	—
May 1, 2022 to May 31, 2022	115	12.41	—	—
June 1, 2022 to June 30, 2022	1,163	9.86	—	—
Total	1,360	$10.32	—	—

During the quarterly period ended June 30, 2022, we withheld 1,360 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted share awards. The value of the common shares withheld was based on the closing price of our common shares on the applicable vesting date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amendment No. 3 to the Amended and Restated Bylaws of the Company, effective April 28, 2022 incorporated by reference to Exhibit 3.1 to Company's Current Reporting on Form 8-K filed on May 3, 2022
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
___________________________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPT REALTY

Date: August 4, 2022	By: /s/ BRIAN L. HARPER Brian L. Harper President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By: /s/ MICHAEL P. FITZMAURICE Michael P. Fitzmaurice Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2022	By: /s/ RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)