Form 10-Q
period 2022-09-30
RPT Realty
filed 2022-11-03
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2022

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
Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of October 28, 2022: 85,249,068

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RPT REALTY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Income producing properties, at cost:
Land	$316,124	$315,687
Buildings and improvements	1,480,304	1,512,455
Less accumulated depreciation and amortization	(400,694)	(422,270)
Income producing properties, net	1,395,734	1,405,872
Construction in progress and land available for development	38,530	43,017
Real estate held for sale	727	3,808
Net real estate	1,434,991	1,452,697
Equity investments in unconsolidated joint ventures	340,338	267,183
Cash and cash equivalents	7,611	13,367
Restricted cash and escrows	951	666
Accounts receivable (net of allowance for doubtful accounts of $10,536 and $13,107 as of September 30, 2022 and December 31, 2021, respectively)	23,228	23,954
Acquired lease intangibles, net	43,933	37,854
Operating lease right-of-use assets	17,437	17,934
Other assets, net	114,762	88,424
TOTAL ASSETS	$1,983,251	$1,902,079

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$946,758	$884,185
Finance lease obligation	821	821
Accounts payable and accrued expenses	50,912	47,034
Distributions payable	14,285	12,555
Acquired lease intangibles, net	34,737	36,207
Operating lease liabilities	17,121	17,431
Other liabilities	5,987	8,392
TOTAL LIABILITIES	1,070,621	1,006,625

Commitments and Contingencies

RPT Realty (“RPT”) Shareholders' Equity:
Preferred shares of beneficial interest, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 240,000 shares authorized, 84,293 and 83,894 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	843	839
Additional paid-in capital	1,235,627	1,227,791
Accumulated distributions in excess of net income	(454,776)	(441,478)
Accumulated other comprehensive income (loss)	21,216	(2,635)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	895,337	876,944
Noncontrolling interest	17,293	18,510
TOTAL SHAREHOLDERS' EQUITY	912,630	895,454

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,983,251	$1,902,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE
Rental income	$52,487	$53,385	$160,032	$153,203
Other property income	1,012	1,364	3,227	3,017
Management and other fee income	1,231	426	2,848	1,272
TOTAL REVENUE	54,730	55,175	166,107	157,492

EXPENSES
Real estate taxes	7,329	8,249	22,731	25,558
Recoverable operating expense	6,832	6,003	21,119	17,935
Non-recoverable operating expense	2,817	2,507	7,792	7,186
Depreciation and amortization	18,442	18,487	57,825	53,463
Transaction costs	405	389	4,881	389
General and administrative expense	9,372	7,330	26,394	22,298
Provision for impairment	—	5	—	5
TOTAL EXPENSES	45,197	42,970	140,742	126,834

Gain on sale of real estate	11,144	22,196	26,234	75,415

OPERATING INCOME	20,677	34,401	51,599	106,073

OTHER INCOME AND EXPENSES
Other income (expense), net	530	(38)	895	(223)
Earnings from unconsolidated joint ventures	1,779	1,074	467	2,947
Interest expense	(9,568)	(9,297)	(26,650)	(28,008)
Loss on extinguishment of debt	(121)	—	(121)	—
INCOME BEFORE TAX	13,297	26,140	26,190	80,789
Income tax (provision) benefit	(71)	157	(142)	47
NET INCOME	13,226	26,297	26,048	80,836
Net income attributable to noncontrolling partner interest	(251)	(595)	(502)	(1,843)
NET INCOME ATTRIBUTABLE TO RPT	12,975	25,702	25,546	78,993
Preferred share dividends	(1,676)	(1,676)	(5,026)	(5,026)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,299	$24,026	$20,520	$73,967

EARNINGS PER COMMON SHARE
Basic	$0.13	$0.30	$0.24	$0.92
Diluted	$0.13	$0.29	$0.23	$0.89

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	84,259	80,418	84,133	80,228
Diluted	84,855	88,851	84,861	88,544

Cash Dividend Declared per Common Share	$0.130	$0.120	$0.390	$0.270

OTHER COMPREHENSIVE INCOME
Net income	$13,226	$26,297	$26,048	$80,836
Other comprehensive gain:
Gain on interest rate swaps, net	7,501	1,201	24,319	7,906
Comprehensive income	20,727	27,498	50,367	88,742
Comprehensive income attributable to noncontrolling interest	(388)	(620)	(970)	(2,022)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$20,339	$26,878	$49,397	$86,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months Ended September 30, 2022 and September 30, 2021
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2022	$92,427	$842	$1,232,466	$(454,740)	$13,852	$17,895	$902,742
Issuance of common shares, net of issuance costs	—	—	(46)	—	—	—	(46)
Redemption of Operating Partnership Unit holders	—	—	781	—	—	(781)	—
Share-based compensation, net of shares withheld for employee taxes	—	1	2,426	—	—	—	2,427
Dividends declared to common shareholders	—	—	—	(10,953)	—	—	(10,953)
Dividends declared to preferred shareholders	—	—	—	(1,676)	—	—	(1,676)
Distributions declared to noncontrolling interests	—	—	—	—	—	(209)	(209)
Dividends declared to deferred shares	—	—	—	(382)	—	—	(382)
Other comprehensive income adjustment	—	—	—	—	7,364	137	7,501
Net income	—	—	—	12,975	—	251	13,226
Balance, September 30, 2022	$92,427	$843	$1,235,627	$(454,776)	$21,216	$17,293	$912,630

Balance, June 30, 2021	$92,427	$802	$1,177,262	$(433,360)	$(7,581)	$19,952	$849,502
Issuance of common shares, net of issuance costs	—	30	38,869	—	—	—	38,899
Redemption of Operating Partnership Unit holders	—	1	721	—	—	(722)	—
Share-based compensation, net of shares withheld for employee taxes	—	1	2,051	—	—	—	2,052
Dividends declared to common shareholders	—	—	—	(9,644)	—	—	(9,644)
Dividends declared to preferred shareholders	—	—	—	(1,676)	—	—	(1,676)
Distributions declared to noncontrolling interests	—	—	—	—	—	(220)	(220)
Dividends declared to deferred shares	—	—	—	(202)	—	—	(202)
Other comprehensive income adjustment	—	—	—	—	1,176	25	1,201
Net income	—	—	—	25,702	—	595	26,297
Balance, September 30, 2021	$92,427	$834	$1,218,903	$(419,180)	$(6,405)	$19,630	$906,209

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2022 and September 30, 2021
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2021	$92,427	$839	$1,227,791	$(441,478)	$(2,635)	$18,510	$895,454
Issuance of common shares, net of issuance costs	—	1	524	—	—	—	525
Redemption of Operating Partnership Unit holders	—	1	1,539	—	—	(1,540)	—
Share-based compensation, net of shares withheld for employee taxes	—	2	5,773	—	—	—	5,775
Dividends declared to common shareholders	—	—	—	(32,836)	—	—	(32,836)
Dividends declared to preferred shareholders	—	—	—	(5,026)	—	—	(5,026)
Distributions declared to noncontrolling interests	—	—	—	—	—	(647)	(647)
Dividends declared to deferred shares	—	—	—	(982)	—	—	(982)
Other comprehensive income adjustment	—	—	—	—	23,851	468	24,319
Net income	—	—	—	25,546	—	502	26,048
Balance, September 30, 2022	$92,427	$843	$1,235,627	$(454,776)	$21,216	$17,293	$912,630

Balance, December 31, 2020	$92,427	$801	$1,174,315	$(471,017)	$(14,132)	$18,975	$801,369
Issuance of common shares, net of issuance costs	—	30	38,583	—	—	—	38,613
Redemption of Operating Partnership Unit holders	—	1	721	(37)	—	(862)	(177)
Share-based compensation, net of shares withheld for employee taxes	—	2	5,284	—	—	—	5,286
Dividends declared to common shareholders	—	—	—	(21,670)	—	—	(21,670)
Dividends declared to preferred shareholders	—	—	—	(5,026)	—	—	(5,026)
Distributions declared to noncontrolling interests	—	—	—	—	—	(505)	(505)
Dividends declared to deferred shares	—	—	—	(423)	—	—	(423)
Other comprehensive income adjustment	—	—	—	—	7,727	179	7,906
Net income	—	—	—	78,993	—	1,843	80,836
Balance, September 30, 2021	$92,427	$834	$1,218,903	$(419,180)	$(6,405)	$19,630	$906,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$26,048	$80,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,825	53,463
Amortization of deferred financing fees	1,089	1,104
Income tax provision (benefit)	142	(47)
Earnings from unconsolidated joint ventures	(467)	(2,947)
Distributions received from operations of unconsolidated joint ventures	13,469	6,610
Provision for impairment	—	5
Loss on extinguishment of debt	121	—
Gain on sale of real estate	(26,234)	(75,415)
Amortization of acquired above and below market lease intangibles, net	(3,768)	(2,139)
Amortization of premium on mortgages, net	(56)	(628)
Service-based restricted share expense	3,117	3,081
Long-term incentive compensation expense	4,050	3,405
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(812)	2,695
Other assets, net	(1,116)	(9,584)
Accounts payable, accrued expenses and other liabilities	7,917	486
Net cash provided by operating activities	81,325	60,925

INVESTING ACTIVITIES
Acquisition of real estate	(110,245)	(187,452)
Development and capital improvements	(21,156)	(18,159)
Net proceeds from sales of real estate	112,705	97,334
Investment in equity interests in unconsolidated joint ventures	(113,818)	(90,425)
Acquisitions of preferred investments	(4,822)	(289)
Redemption of preferred investments	3,864	403
Net cash used in investing activities	(133,472)	(198,588)

FINANCING ACTIVITIES
Repayment of mortgages and notes payable	(1,005)	(38,866)
Proceeds on revolving credit facility	240,958	135,000
Repayments on revolving credit facility	(175,958)	(180,000)
Payment of deferred financing costs	(6,353)	—
Distributions received from financing activities of unconsolidated joint ventures	27,661	—
Proceeds from issuance of common shares, net of issuance costs	525	38,613
Redemption of operating partnership units for cash	—	(177)
Payment of employee taxes upon vesting of awards	(1,392)	(1,326)
Dividends paid to preferred shareholders	(5,026)	(5,026)
Dividends paid to common shareholders	(32,086)	(12,079)
Distributions paid to operating partnership unit holders	(648)	(285)
Net cash provided by (used in) financing activities	46,676	(64,146)

Net change in cash, cash equivalents and restricted cash and escrows	(5,471)	(201,809)
Cash, cash equivalents and restricted cash and escrows at beginning of period	14,033	211,484
Cash, cash equivalents and restricted cash and escrows at end of period	$8,562	$9,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Contribution of real estate exchanged for an equity investment in unconsolidated joint venture	$—	$3,263
Contribution of real estate exchanged for preferred investment in unconsolidated entities	—	7,720
Redemption of Operating Partnership Unit holders	1,540	722

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $45 in both 2022 and 2021)	$22,331	$25,095

	As of September 30,
Reconciliation of cash, cash equivalents and restricted cash and escrows	2022	2021
Cash and cash equivalents	$7,611	$7,174
Restricted cash and escrows	951	2,501
	$8,562	$9,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

RPT Realty, together with our subsidiaries (the “Company” or “RPT”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of open-air shopping destinations principally located in the top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange (“NYSE”). The common shares of beneficial interest of the Company, par value $0.01 per share (the “common share”), are listed and traded on the NYSE under the ticker symbol “RPT”. As of September 30, 2022, the Company's property portfolio (the “aggregate portfolio”) consisted of 46 wholly-owned shopping centers, 11 shopping centers owned through its grocery anchored joint venture and 48 retail properties owned through its net lease joint venture which together represent 15.0 million square feet of gross leasable area (“GLA”).  As of September 30, 2022, the Company’s pro-rata share of the aggregate portfolio was 94.0% leased.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership” or “OP” which was 98.1% and 98.0% owned by the Company at September 30, 2022 and December 31, 2021, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”). The presentation of condensed consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity. Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss). All intercompany transactions and balances are eliminated in consolidation.

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

Equity Distribution Agreements

In February 2020, the Company entered in to an Equity Distribution Agreement (“2020 Equity Distribution Agreement”) pursuant to which the Company could offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million (the “Prior ATM Program”). During the nine months ended September 30, 2022, the Company entered into forward sale agreements under the Prior ATM Program to sell an aggregate of 75,000 shares of common shares. During the nine months ended September 30, 2022, the Company settled all forward sale agreements under the Prior ATM Program, receiving $1.0 million of gross proceeds before issuance costs, which were used for working capital and general corporate purposes.

In February 2022, the Company entered into an Equity Distribution Agreement (“2022 Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $150.0 million (the “Current ATM Program”). In connection with the establishment of the Current ATM Program, the 2020 Equity Distribution Agreement was terminated effective February 18, 2022, and there will be no future issuances under the Prior ATM Program. Under the Current ATM Program, sales of the shares of common shares may be made, in the Company's discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for shares of its common shares with forward sellers and forward purchasers. During the nine months ended September 30, 2022, the Company entered into forward sale agreements to sell an aggregate of 1,226,271 shares of its common shares, at a weighted average offering price of $13.85 before discounts and offering expenses. The Company has not settled any shares pursuant to these forward sale agreements as of September 30, 2022, and is required to settle the outstanding shares of common shares by March 2023. As of September 30, 2022, $133.0 million of common shares remained available for issuance under the Current ATM Program after reducing the program capacity for shares currently under contract on a forward basis.

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

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). In addition, the FASB subsequently issued ASU 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”) which further clarifies the optional expedients available. ASU 2020-04 and ASU 2021-01 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.

During the three months ended September 30, 2022, the Company amended each of its unsecured term loan facilities and unsecured revolving credit facility, as well as a portion of its interest rate swap agreements to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) as the reference rate. In accordance with ASU 2020-04, as amended, these amendments will be accounted for as non-substantial modifications. See Note 5 for more information regarding amendments made to the Company’s unsecured term loan facilities, unsecured revolving credit facility and senior unsecured notes. See Note 7 for more information regarding amendments made to the Company's interest rate swap agreements.

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

For the nine months ended September 30, 2022, we recorded no impairment provision. For the nine months ended September 30, 2021, impairment provisions were negligible.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $13.4 million and $16.8 million at September 30, 2022 and December 31, 2021, respectively. The decrease in construction in progress from December 31, 2021 to September 30, 2022 was due primarily to the completion of tenant build-outs and property dispositions, partially offset by capital expenditures for ongoing projects.

Land available for development includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center or outparcel pad. The viability of all projects under construction or development, including those owned by our unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development was $25.1 million and $26.2 million at September 30, 2022 and December 31, 2021, respectively.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when the following criteria are met (i) management, having the authority to approve the action, commits to a plan to sell a property (or group of properties), (ii) the property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such properties, (iii) an active program to locate a buyer and other actions required to complete the plan to sell the property have been initiated, (iv) the sale of the property is probable and transfer of the asset is expected to be completed within one year, (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. As of September 30, 2022, we had one land parcel classified as held for sale with a net book value of $0.7 million included in Net real estate, which was subsequently sold in October 2022. As of December 31, 2021, certain net lease retail assets held by the consolidated portfolio had been fully subdivided from our wholly-owned shopping centers, and the Company had a legally binding agreement to contribute these properties to our RGMZ Venture REIT LLC (“RGMZ”) joint venture. As of December 31, 2021, these properties were classified as held for sale with a net book value of $3.8 million, and were subsequently sold during March 2022.

3.  Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisition activity for the nine months ended September 30, 2022:

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

Total revenue and net income for the 2022 acquisitions included in our condensed consolidated statement of operations for the three and nine months ended September 30, 2022 were as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(in thousands)
Consolidated revenue	$2,405	$4,734
Consolidated net income available to common shareholders	155	581

Dispositions

The following table provides a summary of our disposition activity for the nine months ended September 30, 2022:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain on Sale
		(in thousands)			(In thousands)
Newnan Pavilion - Land Parcel (1)	Newnan, GA	108	N/A	3/22/22	$4,576	$37
Front Range Village - Single-Tenant Property (1)	Fort Collins, CO	24	N/A	3/22/22	7,000	3,417
Rivertowne Square	Deerfield Beach, FL	144	N/A	6/07/22	18,750	11,382
Tel-Twelve	Southfield, MI	194	N/A	7/21/22	45,000	6,461
Mount Prospect Plaza	Mount Prospect, IL	228	N/A	8/18/22	34,600	2,628
Northborough Crossing - Outparcel (1)	Northborough, MA	55	N/A	9/08/22	10,229	2,055
Total income producing dispositions		753	—		$120,155	$25,980

Hartland - Land Parcel	Hartland, MI	N/A	0.7	3/31/22	$400	$93
Mount Prospect Plaza - Land Parcel	Mount Prospect, IL	N/A	0.1	5/16/22	203	161
Total land dispositions		—	0.8		$603	$254

Total dispositions		753	0.8		$120,758	$26,234

(1)We contributed net lease retail assets that were subdivided from wholly-owned shopping centers to RGMZ. The properties contributed included income producing properties in which we owned the depreciable real estate. Refer to Note 4 of these notes to the condensed consolidated financial statements for additional information.

4.  Equity Investments in Unconsolidated Joint Ventures

As of September 30, 2022 and December 31, 2021, we had three joint venture agreements: 1) R2G Venture LLC (“R2G”), 2) RGMZ, and 3) Ramco HHF NP LLC whereby we own 51.5%, 6.4%, and 7.0%, respectively, of the equity in each joint venture. As of September 30, 2022, R2G owned 11 income producing shopping centers, RGMZ owned 48 net lease retail properties, and Ramco HHF NP LLC did not own any income producing properties. We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	September 30, 2022			December 31, 2021
	(In thousands)
ASSETS	R2G	RGMZ	Total	R2G	RGMZ	Total
Investment in real estate, net	$676,327	$215,670	$891,997	$489,557	$152,992	$642,549
Other assets	85,551	83,989	169,540	71,543	74,295	145,838
Total Assets	$761,878	$299,659	$1,061,537	$561,100	$227,287	$788,387
LIABILITIES AND OWNERS' EQUITY
Notes payable	$80,021	$185,269	$265,290	$28,516	$130,519	$159,035
Other liabilities	41,354	6,420	47,774	32,914	3,168	36,082
Owners' equity	640,503	107,970	748,473	499,670	93,600	593,270
Total Liabilities and Owners' Equity	$761,878	$299,659	$1,061,537	$561,100	$227,287	$788,387

RPT's equity investments in unconsolidated joint ventures	$333,467	$6,871	$340,338	$261,229	$5,954	$267,183

	Three Months Ended September 30,
Statements of Operations	2022			2021
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Other	Total
Total revenue	$17,270	$5,512	$22,782	$9,259	$1,894	$—	$11,153
Total expenses	13,006	3,684	16,690	7,163	1,038	(1)	8,200
Operating income	4,264	1,828	6,092	2,096	856	1	2,953
Interest expense	620	2,669	3,289	—	720	—	720
Loss on extinguishment of debt	—	318	318	—	—	—	—
Income tax expense	—	29	29	—	—	—	—
Net income (loss)	$3,644	$(1,188)	$2,774	$2,096	$136	$1	$2,233
Preferred member dividends	41	11	52	30	(4)	—	26
Net income (loss) available to common members	$3,603	$(1,199)	$2,722	$2,066	$140	$1	$2,207

RPT's share of earnings (loss) from unconsolidated joint ventures	$1,856	$(77)	$1,779	$1,065	$9	$—	$1,074

	Nine Months Ended September 30,
Statements of Operations	2022			2021
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Other	Total
Total revenue	$45,726	$14,515	$60,241	$21,462	$3,298	$—	$24,760
Total expenses	42,844	9,683	52,527	15,709	1,781	7	17,497
Operating income (loss)	2,882	4,832	7,714	5,753	1,517	(7)	7,263
Interest expense	1,678	5,915	7,593	—	1,210	—	1,210
Loss on extinguishment of debt	—	318	318	—	—	—	—
Income tax expense	—	35	35	—	—	—	—
Net income (loss)	$1,204	$(1,436)	$(232)	$5,753	$307	$(7)	$6,053
Preferred member dividends	115	34	149	66	12	—	78
Net income (loss) available to common members	$1,089	$(1,470)	$(381)	$5,687	$295	$(7)	$5,975

RPT's share of earnings (loss) from unconsolidated joint ventures	$561	$(94)	$467	$2,928	$19	$—	$2,947

Acquisitions

The following table provides a summary of R2G's acquisitions during the nine months ended September 30, 2022:

				Gross
Property Name	Location	GLA	Date Acquired	Contract Price (1)	Purchase Price	Debt Issued or Assumed
		(in thousands)		(In thousands)
Mary Brickell Village	Miami, FL	199	7/07/22	$216,000	$212,421	$—
Total R2G acquisitions		199		$216,000	$212,421	$—

(1)Contract price does not include purchase price adjustments made at closing and capitalized closing costs.

The total aggregate fair value of the R2G acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions. At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

As of Acquisition Date
(In thousands)
Land	$135,637
Buildings and improvements	64,739
Above market leases	937
Lease origination costs	16,160
Below market leases	(5,052)
Net assets acquired	$212,421

The following table provides a summary of RGMZ's acquisitions during the nine months ended September 30, 2022:

				Gross
Property Name	Location	GLA	Date Acquired	Contract Price (1)	Purchase Price	Debt Issued or Assumed
		(in thousands)		(In thousands)
RPT Realty - 2 Income Producing Properties	Various (2)	132	3/22/22	$11,576	$11,679	$(6,946)
Single-Tenant Property	Ridgeland, MS	2	4/01/22	2,200	2,315	(1,320)
Ansonia Landing	Ansonia, CT	91	5/03/22	14,000	14,238	(8,400)
Walgreens Portfolio	Various (3)	71	5/25/22	33,800	34,261	(20,897)
RPT Realty - 1 Income Producing Property	Northborough, MA	55	9/08/22	10,229	9,290	(6,649)
Total RGMZ acquisitions		351		$71,805	$71,783	$(44,212)

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

The total aggregate fair value of the RGMZ acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions. At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

As of Acquisition Date
(In thousands)
Land	$20,592
Buildings and improvements	44,308
Above market leases	285
Lease origination costs	6,934
72,119
Mortgage debt assumed at fair value	(19,187)
Below market leases	(2,046)
Net assets acquired	$50,886

Dispositions

There was no disposition activity in the nine months ended September 30, 2022 by any of our unconsolidated joint ventures.

Debt

During the nine months ended September 30, 2022, our R2G joint venture closed on a fixed mortgage secured by Village Shoppes at Canton for an aggregate principal amount of $22.1 million. The mortgage has an annual rate of 2.81% and matures on March 1, 2029.

During the nine months ended September 30, 2022, our R2G joint venture closed on a fixed mortgage secured by Bedford Marketplace for an aggregate principal amount of $30.0 million. The mortgage has an annual rate of 2.93% and matures on March 1, 2032.

The following table summarizes the R2G's fixed rate mortgages:

		September 30, 2022		December 31, 2021
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Village Shoppes of Canton	3/1/2029	$22,050	2.81%	$—	—%
East Lake Woodlands	12/1/2031	12,750	2.94%	12,750	2.94%
South Pasadena	12/1/2031	16,330	2.94%	16,330	2.94%
Bedford Marketplace	3/1/2032	29,975	2.93%	—	—%
		$81,105	2.90%	$29,080	2.94%
Unamortized deferred financing costs		(1,084)		(564)
	Total	$80,021		$28,516

In July 2022, RGMZ entered into an amendment to increase its secured credit facility from $240.0 million to $300.0 million which also includes an accordion feature allowing it to increase future potential commitments up to a total capacity of $600.0 million. The amendment also changed the indexed interest rate from LIBOR to the SOFR.. As of September 30, 2022, RGMZ had $166.1 million outstanding under its secured credit facility, an increase of $35.6 million from December 31, 2021, as result of borrowings in 2022. The interest rate at September 30, 2022 was 5.33%. In addition, RGMZ has a fixed rate mortgage secured by certain single-tenant properties for an aggregate principal amount of $20.8 million. The mortgage has an annual rate of 3.56% and matures on December 1, 2030.

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

	Three Months Ended September 30,
	2022			2021
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Total
Management fees	$644	$183	$827	$348	$58	$406
Leasing fees	128	145	273	15	—	15
Construction fees	131	—	131	5	—	5
Total	$903	$328	$1,231	$368	$58	$426

	Nine Months Ended September 30,
	2022			2021
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Total
Management fees	$1,643	$493	$2,136	$822	$99	$921
Leasing fees	425	156	581	346	—	346
Construction fees	131	—	131	5	—	5
Total	$2,199	$649	$2,848	$1,173	$99	$1,272

5.  Debt

The following table summarizes our mortgages, notes payable, revolving credit facility and finance lease obligation as of September 30, 2022 and December 31, 2021:

Notes Payable and Finance Lease Obligation	September 30, 2022	December 31, 2021
	(In thousands)
Senior unsecured notes	$511,500	$511,500
Unsecured term loan facilities	310,000	310,000
Fixed rate mortgages	30,692	31,697
Unsecured revolving credit facility	100,000	35,000
	952,192	888,197
Unamortized premium	97	153
Unamortized deferred financing costs	(5,531)	(4,165)
Total notes payable, net	$946,758	$884,185

Finance lease obligation	$821	$821

Senior Unsecured Notes

On August 2, 2022, the Company entered into amendments to the note purchase agreements governing all of the Operating Partnership's outstanding senior unsecured notes, with the holders of the outstanding notes, with the exception of the note purchase agreement related to the Operating Partnership's (i) $75.0 million aggregate principle amount of 3.70% Senior Guaranteed Notes, Series A, due November 30, 2030 and (ii) $55.0 million aggregate principle amount of 3.82% Senior Guaranteed Notes, Series B, due November 30, 2031. These amendments modify certain covenants, including the removal of the restrictions on certain investments covenant and modification to the development activities covenant, increases on the minimum and maximum dollar thresholds included in events of default and modifications to related definitions contained in each of the note purchase agreements.

The following table summarizes the Company's senior unsecured notes:

		September 30, 2022		December 31, 2021
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Senior unsecured notes	6/27/2025	$31,500	4.27%	$31,500	4.27%
Senior unsecured notes	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes	12/21/2029	20,000	4.72%	20,000	4.72%
Senior unsecured notes	12/27/2029	50,000	4.15%	50,000	4.15%
Senior unsecured notes	11/30/2030	75,000	3.70%	75,000	3.70%
Senior unsecured notes	11/30/2031	55,000	3.82%	55,000	3.82%
		$511,500	4.09%	$511,500	4.09%
Unamortized deferred financing costs		(2,782)		(2,694)
	Total	$508,718		$508,806

Unsecured Term Loan Facilities and Revolving Credit Facilityx

On August 18, 2022, the Operating Partnership entered into a Sixth Amended and Restated Credit Agreement (the “credit agreement”) which amends and restates in its entirety the Operating Partnership's Fifth Amended and Restated Credit Agreement dated as of November 6, 2019. The credit agreement provides for an unsecured revolving credit facility (the “revolving credit facility”) of up to $500.0 million and term loan facilities of $310.0 million (the “term loan facilities” and, together with the revolving credit facility, the “unsecured revolving line of credit”). Pursuant to the credit agreement, the Operating Partnership has the right, exercisable five times, to request increases to the revolving credit facility and term loan facilities or the making of additional term loans by up to $440.0 million to a maximum aggregate amount not to exceed $1.25 billion. The revolving credit facility matures on August 18, 2026 and can be extended for two additional consecutive periods of six-months, subject to continued compliance with the terms of the credit agreement and the payment of an extension fee of 0.0625%. Borrowings on the revolving credit facility are priced on a leverage grid ranging from SOFR plus 105 basis points to SOFR plus 150 basis points and a 10 basis point SOFR Index adjustment. We recorded loss on extinguishment of debt of $0.1 million, which represented the write-off of unamortized deferred financing costs associated with certain lenders in conjunction with the amendment of the credit agreement.

The following table summarizes the Company's unsecured term loan facilities and revolving credit facility:

		September 30, 2022		December 31, 2021
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Unsecured term loan - fixed rate	3/3/2023	$—	—%	$60,000	3.02%
Unsecured term loan - fixed rate	11/6/2024	—	—%	50,000	2.51%
Unsecured term loan - fixed rate	2/6/2025	—	—%	50,000	2.57%
Unsecured term loan - fixed rate (1)	11/6/2026	50,000	2.50%	50,000	2.95%
Unsecured term loan - fixed rate (2)	2/5/2027	100,000	2.61%	100,000	3.04%
Unsecured term loan - fixed rate (3)	8/18/2027	50,000	2.52%	—	—%
Unsecured term loan - fixed rate (4)	2/18/2028	110,000	2.80%	—	—%
		$310,000	2.65%	$310,000	2.86%
Unamortized deferred financing costs		(2,749)		(1,471)
Term loans, net		$307,251		$308,529

Revolving credit facility - variable rate	11/6/2023	$—	—%	$35,000	1.25%
Revolving credit facility - variable rate	8/18/2026	100,000	3.85%	—	—%
		$100,000	3.85%	$35,000	1.25%

(1)Swapped to a weighted average fixed rate of 1.20%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at September 30, 2022.
(2)Swapped to a weighted average fixed rate of 1.31%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at September 30, 2022.
(3)Swapped to a weighted average fixed rate of 1.22%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at September 30, 2022.
(4)Swapped to a weighted average fixed rate of 1.50%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at September 30, 2022.

As of September 30, 2022 we had $100.0 million outstanding under our revolving credit facility, which represented an increase of $65.0 million from December 31, 2021, primarily as a result of net borrowings made in April 2022. We had no outstanding letters of credit issued under our revolving credit facility as of September 30, 2022. We had $400.0 million of unused capacity under our $500.0 million revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. The interest rate as of September 30, 2022 was 3.85%.

Mortgages

The following table summarizes the Company's fixed rate mortgages:

		September 30, 2022		December 31, 2021
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
The Shops on Lane Avenue	1/10/2023	$27,202	3.76%	$27,624	3.76%
Nagawaukee II	6/1/2026	3,490	5.80%	4,073	5.80%
		$30,692	3.99%	$31,697	4.02%
Unamortized premium		97		153
	Total	$30,789		$31,850

The fixed rate mortgages are secured by properties that have an approximate net book value of $70.5 million as of September 30, 2022.

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

Covenants

Our revolving credit facility, senior unsecured notes as amended and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of September 30, 2022, we were in compliance with these covenants.

Debt Maturities

The following table presents scheduled principal payments on mortgages, notes payable and revolving credit facility as of September 30, 2022:

Year Ending December 31,
(In thousands)
2022 (remaining)	$343
2023	27,888
2024	879
2025	132,431
2026 (1)	225,651
Thereafter	565,000
Subtotal debt	952,192
Unamortized premium	97
Unamortized deferred financing costs	(5,531)
Total debt	$946,758

(1)Scheduled maturities in 2026 include the $100.0 million balance on the unsecured revolving credit facility drawn as of September 30, 2022. The unsecured revolving credit facility has two six-month extensions available at the Company's option provided compliance with financial covenants is maintained.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

		Total Fair Value	Level 2
	Balance Sheet Location
September 30, 2022		(In thousands)
Derivative assets - interest rate swaps	Other assets	$21,607	$21,607
Derivative liabilities - interest rate swaps	Other liabilities	$—	$—
December 31, 2021
Derivative assets - interest rate swaps	Other assets	$—	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(2,712)	$(2,712)

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

The Company determined that the valuation of its fixed rate senior unsecured notes, unsecured term loan facilities (including variable rate term loans swapped to fixed through derivatives), and unsecured revolving credit facility were classified as Level 2 of the fair value hierarchy and its fixed rate mortgages were classified within Level 3 of the fair value hierarchy. Our Level 2 fixed rate debt (including variable rate debt swapped to fixed through derivatives) with a carrying value of $821.5 million at both September 30, 2022 and December 31, 2021, had fair values of approximately $758.3 million and $833.1 million, as of September 30, 2022 and December 31, 2021, respectively.  Our Level 2 variable rate debt’s fair value is estimated to be the carrying value of $100.0 million and $35.0 million as of September 30, 2022 and December 31, 2021, respectively. Our Level 3 fixed rate mortgages had carrying values of $30.7 million and $31.7 million as of September 30, 2022 and December 31, 2021, respectively, and had fair values of approximately $30.5 million and $32.4 million, respectively.

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

The table below presents the recorded amount of assets at the time they were marked to fair value during the nine months ended September 30, 2022 and 2021 on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the nine months ended September 30, 2022 and 2021:

Assets	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment
	(In thousands)
2022
None

2021
Income producing properties	$1,543	$—	$—	$1,543	$(5)
Total	$1,543	$—	$—	$1,543	$(5)

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations and comprehensive income.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR or SOFR rate. At September 30, 2022, all of our hedges were effective.

During the three months ended September 30, 2022, the Company entered into amendments for nine of its interest rate swap agreements, with an aggregate notional amount of $250.0 million, to replace LIBOR with SOFR. There were no changes to interest rate swap parties, notional amounts, settlement dates or reset dates and calculation period as a result of these amendments.

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

At September 30, 2022, we had ten interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt.

The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2022:

	Hedge Type	Reference Rate	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
			(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	LIBOR	$60,000	1.770%	$553	03/2023
Unsecured term loan	Cash Flow	SOFR	30,000	1.165%	1,796	11/2024
Unsecured term loan	Cash Flow	SOFR	10,000	1.169%	599	11/2024
Unsecured term loan	Cash Flow	SOFR	10,000	1.182%	597	11/2024
Unsecured term loan	Cash Flow	SOFR	25,000	1.210%	1,570	01/2025
Unsecured term loan	Cash Flow	SOFR	25,000	1.239%	1,548	01/2025
Unsecured term loan	Cash Flow	SOFR	50,000	1.201%	5,037	11/2026
Unsecured term loan	Cash Flow	SOFR	25,000	1.308%	2,485	01/2027
Unsecured term loan	Cash Flow	SOFR	50,000	1.289%	4,959	01/2027
Unsecured term loan	Cash Flow	SOFR	25,000	1.335%	2,463	01/2027
			$310,000		$21,607

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2021:

	Hedge Type	Reference Rate	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
			(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan	Cash Flow	LIBOR	$60,000	1.770%	$(875)	03/2023
Unsecured term loan	Cash Flow	LIBOR	30,000	1.260%	(211)	11/2024
Unsecured term loan	Cash Flow	LIBOR	10,000	1.259%	(70)	11/2024
Unsecured term loan	Cash Flow	LIBOR	10,000	1.269%	(73)	11/2024
Unsecured term loan	Cash Flow	LIBOR	25,000	1.310%	(204)	01/2025
Unsecured term loan	Cash Flow	LIBOR	25,000	1.324%	(215)	01/2025
Unsecured term loan	Cash Flow	LIBOR	50,000	1.297%	(211)	11/2026
Unsecured term loan	Cash Flow	LIBOR	25,000	1.402%	(226)	01/2027
Unsecured term loan	Cash Flow	LIBOR	50,000	1.382%	(405)	01/2027
Unsecured term loan	Cash Flow	LIBOR	25,000	1.398%	(222)	01/2027
			$310,000		$(2,712)

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2022 and 2021 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Three Months Ended September 30,			Three Months Ended September 30,
	2022	2021		2022	2021
	(In thousands)			(In thousands)
Interest rate contracts - assets	$8,159	$—	Interest Expense	$(658)	$—
Interest rate contracts - liabilities	—	2,248	Interest Expense	—	(1,047)
Total	$8,159	$2,248	Total	$(658)	$(1,047)

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2022 and 2021 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Nine Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
	(In thousands)			(In thousands)
Interest rate contracts - assets	$21,037	$—	Interest Expense	$570	$—
Interest rate contracts - liabilities	2,477	10,976	Interest Expense	235	(3,070)
Total	$23,514	$10,976	Total	$805	$(3,070)

8. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at September 30, 2022, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2022 (remaining)	$39,600
2023	154,595
2024	138,535
2025	116,918
2026	97,131
Thereafter	274,790
Total	$821,569

We recognized rental income related to variable lease payments of $34.7 million and $35.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Substantially all of the assets included as income producing properties, net on the condensed consolidated balance sheets, relate to our portfolio of wholly-owned shopping centers, in which we are the lessor under operating leases with our tenants. As of September 30, 2022, the Company’s wholly-owned portfolio was 93.8% leased.

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

The components of lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	Classification	2022	2021	2022	2021
		(In thousands)
Operating ground lease cost	Non-recoverable operating expense	$291	$291	$872	$872
Operating administrative lease cost	General and administrative expense	164	157	490	446
Finance lease cost	Interest Expense	11	11	32	34

Supplemental balance sheet information related to leases is as follows:

Balance Sheet	Classification	September 30, 2022	December 31, 2021
		(In thousands)
ASSETS
Operating lease assets	Operating lease right-of-use assets	$17,437	$17,934
Finance lease asset	Land	10,095	10,095
Total leased assets		$27,532	$28,029

LIABILITIES
Operating lease liabilities	Operating lease liabilities	$17,121	$17,431
Finance lease liability	Finance lease obligation	821	821
Total lease liabilities		$17,942	$18,252

Weighted Average Remaining Lease Terms
Operating leases		72 years	71 years
Finance lease		10 years	11 years
Weighted Average Incremental Borrowing Rate
Operating leases		6.20%	6.16%
Finance lease		5.23%	5.23%

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,174	$1,121
Operating cash flows from finance lease	—	—
Financing cash flows from finance lease	—	—

Maturities of lease liabilities as of September 30, 2022 were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Lease
	(In thousands)
2022 (remaining)	$371	$100
2023	1,495	100
2024	1,118	100
2025	1,048	100
2026	1,093	100
Thereafter	93,336	600
Total lease payments	$98,461	$1,100
Less imputed interest	(81,340)	(279)
Total	$17,121	$821

9.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income	$13,226	$26,297	$26,048	$80,836
Net income attributable to noncontrolling interest	(251)	(595)	(502)	(1,843)
Allocation of income to restricted share awards	(288)	(171)	(689)	(465)
Income attributable to RPT	12,687	25,531	24,857	78,528
Preferred share dividends	(1,676)	(1,676)	(5,026)	(5,026)
Net income available to common shareholders - Basic	$11,011	$23,855	$19,831	$73,502
Add back preferred shares for dilution (1)	—	1,676	—	5,026
Net income available to common shareholders - Diluted	$11,011	$25,531	$19,831	$78,528

Weighted average shares outstanding, Basic	84,259	80,418	84,133	80,228
Dilutive effect of securities using the treasury method (2)	596	1,416	728	1,299
Dilutive effect of preferred shares (1)	—	7,017	—	7,017
Weighted average shares outstanding, Diluted	84,855	88,851	84,861	88,544

Income per common share, Basic	$0.13	$0.30	$0.24	$0.92
Income per common share, Diluted	$0.13	$0.29	$0.23	$0.89

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

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Outstanding	Convertible	Outstanding	Convertible	Outstanding	Convertible	Outstanding	Convertible
Operating Partnership Units	1,609	1,609	1,827	1,827	1,609	1,609	1,827	1,827
Series D Preferred Shares	1,849	7,017	—	—	1,849	7,017	—	—
	3,458	8,626	1,827	1,827	3,458	8,626	1,827	1,827

10.  Share-based Compensation Plans

As of September 30, 2022, we have two share-based compensation plans in effect: 1) the Amended and Restated 2019 Omnibus Long-Term Incentive Plan (“2019 LTIP”) and 2) the Inducement Incentive Plan (“Inducement Plan”). The 2019 LTIP is administered by the compensation committee of the Board (the “Compensation Committee”). The 2019 LTIP provides for the award to our trustees, officers, employees and other service providers of restricted shares, restricted share units, options to purchase shares, share appreciation rights, unrestricted shares, and other awards to acquire up to an aggregate of 5.1 million common shares of beneficial interest plus any shares that become available under the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) as a result of the forfeiture, expiration or cancellation of outstanding awards or any award settled in cash in lieu of shares under such plan. As of September 30, 2022, there were 1.7 million shares of beneficial interest available for issuance under the 2019 LTIP. The Inducement Plan was approved by the Board in April 2018 and under such plan the Compensation Committee may grant, subject to any Company performance conditions as specified by the Compensation Committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement to the individual's entry into employment with the Company. The Inducement Plan allows us to issue up to 6.0 million common shares of beneficial interest, of which 5.0 million remained available for issuance as of September 30, 2022; however, we do not intend to make further awards under the Inducement Plan following adoption of the 2019 LTIP.

As of September 30, 2022, we had 894,273 unvested service-based share awards outstanding under the 2019 LTIP, 3,080 unvested service-based share awards outstanding under the 2012 LTIP and no unvested service-based share awards outstanding under the Inducement Plan.  These awards have various expiration dates through June 2025.

During the nine months ended September 30, 2022, we granted the following awards:

•347,890 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and
•Performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards to employees vest over three years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year. We recognized expense related to service-based restricted share grants of $1.1 million and $1.0 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and expense of $3.1 million for both the nine months ended September 30, 2022 and September 30, 2021.

The Company has TSR Grants that are either earned (1) subject to a future performance measurement based on a three-year shareholder return peer comparison or (2) subject to a future performance measurement based on the Company's stock price over a four-year performance period. The Company determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was $1.5 million and $1.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $4.1 million and $2.5 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The fair value of each grant for the reported periods is estimated on the date of grant using the Monte Carlo simulation model using the weighted average assumptions noted in the following table:

	Nine Months Ended September 30,
	2022	2021
Closing share price	$11.95 - $12.71	$10.45
Expected dividend rate	—%	—%
Expected stock price volatility	58.5% - 61.6%	57.1%
Risk-free interest rate	1.4% - 2.8%	0.2%
Expected life (years)	2.59 - 2.84	2.88

As of December 31, 2021, the future performance measurement period had been completed for all outstanding TSR Grants that will be settled in cash, and as such, there were no Monte Carlo simulation models performed for cash settled awards during the nine months ended September 30, 2022. Compensation (benefit) expense related to the cash awards was $(0.2) million and $0.9 million for the three months and nine months ended September 30, 2021, respectively.

We recognized total share-based compensation expense of $2.5 million and $1.9 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $7.2 million and $6.5 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

As of September 30, 2022, we had $15.2 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity awards.  This expense is expected to be recognized over a weighted-average period of 2.1 years.

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

As of September 30, 2022, we had a federal and state deferred tax asset of $8.4 million and a valuation allowance of $8.4 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded an income tax provision (benefit) of approximately $0.1 million and $(0.2) million, respectively, for the three months ended September 30, 2022 and September 30, 2021. We recorded income tax provision of approximately $0.1 million for the nine months ended September 30, 2022. Income tax benefit for the nine months ended September 30, 2021 was negligible.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

12.  Commitments and Contingencies

Construction Costs

In connection with the leasing and targeted remerchandising of various shopping centers as of September 30, 2022, we had entered into agreements for construction costs of approximately $4.2 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. We are not aware of any matters that would have a material effect on our condensed consolidated financial statements.

Development Obligations

As of September 30, 2022, the Company has $1.7 million of development related obligations that require annual payments through December 2032.

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

Subsequent to September 30, 2022, the Company separately borrowed $35.0 million and made repayments of $80.0 million on its revolving credit facility.

On October 11, 2022, the Company repaid a mortgage note secured by The Shops on Lane Avenue totaling $27.2 million with an interest rate of 3.76%.

On October 27, 2022, the Company sold Troy Marketplace for a contract price of $81.9 million to R2G. The property has a net book value of $44.1 million as of September 30, 2022.

On October 27, 2022, the Company sold The Shops on Lane Avenue for a contract price of $80.8 million to R2G. The property has a net book value of $53.1 million as of September 30, 2022.

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

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors which may cause actual results to differ materially from current expectations included, but are not limited to: our success or failure in implementing our business strategy; economic conditions generally (including supply chain disruptions and construction delays) and in the commercial real estate and finance markets, including, without limitation, as a result of continued high inflation rates or further increase in inflation or interest rates, such as the inability to obtain equity, debt or other sources of funding or refinancing on favorable terms to the Company and the costs and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; changes in the interest rate and/or other changes in the interest rate environment; the discontinuance of LIBOR; risks associated with bankruptcies or insolvencies or general downturn in the businesses of tenants; the ongoing impact of the novel coronavirus (“COVID-19”), or the impact of any future pandemic, epidemic or outbreak of any other highly infectious disease, on the U.S., regional and global economies and on the Company's business, financial condition and results of operations and that of its tenants; the potential adverse impact from tenant defaults generally or from the unpredictability of the business plans and financial condition of the Company's tenants, which are heightened as a result of COVID-19; the execution of deferral or rent concession agreements by tenants; our business prospects and outlook; acquisition, disposition, development and joint venture risks; our insurance costs and coverages; increases in cost of operations; risks related to cybersecurity and loss of confidential information and other business interruptions; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the NYSE. The common shares of beneficial interest of the Company, par value $0.01 per share, are listed and traded on the NYSE under the ticker symbol “RPT”. As of September 30, 2022, the Company's property portfolio (the “aggregate portfolio”) consisted of 46 wholly-owned shopping centers, 11 shopping centers owned through its grocery anchored joint venture and 48 retail properties owned through its net lease joint venture which together represent 15.0 million square feet of GLA.  As of September 30, 2022, the Company’s pro-rata share of the aggregate portfolio was 94.0% leased.

Impact of COVID-19

The Company continues to closely monitor the COVID-19 pandemic, including the impact on our business, our tenants, our vendors and our partners, and implement policies to mitigate the impact of COVID-19 on the Company's business as well as for the safety and protection of its employees, tenants and communities.

The spread of COVID-19, including variants thereof, has caused significant market volatility and adverse impacts on the U.S. retail market, the U.S. economy, the global economy, and financial markets. As the overall economy tries to recover, several issues, including the changes in consumer behavior, lack of qualified employees, inflation risk, supply chain bottlenecks and COVID-19 variants have impacted, and may continue to impact, the pace of the recovery.

The Company’s predominant source of revenue is from rents and reimbursable expenses received from tenants pursuant to lease agreements. Therefore, the Company’s financial results may be adversely impacted in the event our tenants are unable to make rental payments due to the COVID-19 pandemic. Starting in the first quarter of 2021, current rent collections approached pre-pandemic levels, and starting in the first quarter of 2022, rental income not probable of collection returned to pre-pandemic levels. However, a worsening or resurgence of the COVID-19 pandemic could adversely impact the ability of tenants to pay rent. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to tenant bankruptcies, rejection of tenant leases in bankruptcy, difficulties in renewing or re-leasing retail space, difficulties in accessing capital, impairment of the Company’s assets and other effects that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to shareholders. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our Strategy

Over the past three years, the Company entered two strategic joint ventures, positioning itself to meaningfully transform its portfolio, primarily focusing on major metropolitan U.S. markets in the Northeast and Southeast regions, which are supported by strong demographics, educational attainment, tech/life science/university adjacencies, pro-business environments and job growth. As of September 30, 2022, the Company derived 96.0% of its annualized base rent from the top 40 national markets, such as Boston, Atlanta, Detroit and Nashville, in addition to several markets in Florida, including Tampa, Miami and Jacksonville.

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

Inflation

A significant portion of our operating expenses are sensitive to inflation. Our operating expenses are typically recoverable through our lease arrangements, which allow us to pass through substantially all operating expenses to our tenants. As of September 30, 2022, approximately 67% of our existing leases (on a gross leasable area basis) were triple net leases, which allow us to recover operating expenses. Of our remaining leases approximately 29% provide for recoveries of operating expenses at a fixed amount which have annual escalations ranging from 3% to 5%. During inflationary periods, we expect to recover increases in operating expenses from approximately 97% of our existing leases. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income, results of operations, and operating cash flows at the property level.

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

Also, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings, which as of September 30, 2022, was 11% of our total debt. Therefore, we do not expect that the effect of inflation on our interest expense would have a material adverse impact on our financing costs in the short term, but it could increase our financing costs over time as we refinance our existing long-term borrowings, or incur additional interest related to the issuance of incremental debt.

We have long-term lease agreements with our tenants, of which 6% - 10% (based on occupied gross leasable area) expire each year over the next three years (through 2024). We believe these annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation. However, it is possible that during higher inflationary periods, the impact of inflation will not be adequately offset by the resetting of rents from our renewal and re-leasing activities or our annual rent escalations. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.

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

The following table summarizes our aggregate multi-tenant operating portfolio by market as of September 30, 2022:

Market Summary (1)
MSA	Number of Properties	GLA (in thousands)	Leased %	Occupied %	ABR/SF	% of ABR
Multi-Tenant Retail
Top 40 MSAs:
Atlanta	5	1,026	90.3%	85.9%	$13.10	6.4%
Austin	1	76	89.7%	89.7%	27.45	1.0%
Baltimore	1	252	97.0%	74.8%	11.41	1.2%
Boston	6	1,792	95.4%	88.5%	17.59	11.5%
Chicago	1	209	84.8%	79.8%	9.26	0.9%
Cincinnati	3	1,156	92.9%	92.2%	17.07	10.1%
Columbus	2	437	92.1%	91.3%	19.34	4.3%
Denver	1	472	98.4%	97.9%	20.55	5.3%
Detroit	8	1,791	92.5%	87.8%	16.08	13.7%
Indianapolis	1	232	92.3%	91.0%	15.52	1.8%
Jacksonville	2	776	98.9%	79.1%	17.39	5.9%
Miami	6	1,047	83.3%	73.7%	24.42	7.0%
Milwaukee	2	546	91.7%	91.7%	13.15	3.6%
Minneapolis	2	445	91.9%	90.7%	24.71	5.5%
Nashville	2	700	99.7%	96.3%	13.84	5.2%
St. Louis	4	829	97.9%	96.2%	14.59	5.7%
Tampa	7	1,104	99.1%	93.1%	13.67	6.9%
Top 40 MSA subtotal	54	12,890	94.0%	88.7%	$16.52	96.0%
Non Top 40 MSA	3	516	93.5%	91.7%	12.61	3.3%
Subtotal	57	13,406	93.9%	88.8%	$16.35	99.3%
Net Leased Retail - RGMZ	48	1,574	97.0%	96.7%	12.49	0.7%
Total	105	14,980	94.0%	88.9%	$16.32	100.0%

(1) Shown at pro-rata except for number of properties and GLA.

We accomplished the following activity during the nine months ended September 30, 2022:

Leasing Activity

Our properties reported the following leasing activity, which is shown at pro-rata except for number of leasing transactions and square feet:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	153	1,061,424	$17.40	$16.25	$1.58	$0.16
New Leases - Comparable	13	51,708	$29.67	$20.25	$79.98	$15.20
Non-Comparable Transactions (4)	72	592,755	$17.43	N/A	$63.78	$6.87
Total	238	1,705,887	$17.74	N/A	$25.20	$2.88

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

Investing Activity

During the nine months ended September 30, 2022, the Company closed on two shopping center acquisitions for an aggregate amount of $110.2 million and closed on three shopping center dispositions for an aggregate amount of $98.4 million. Also, during the nine months ended September 30, 2022, the Company contributed three properties to RGMZ that had been created by us upon the subdivision of certain parcels from our existing open-air shopping centers, valued at $21.8 million to RGMZ. Refer to Note 3 of the notes to our condensed consolidated financial statements in this report for additional information related to acquisitions and dispositions.

During the nine months ended September 30, 2022, R2G closed on one shopping center acquisition for an amount of $212.4 million. During the nine months ended September 30, 2022, RGMZ closed on three portfolio acquisitions for an aggregate amount of $50.8 million. Refer to Note 4 of the notes to our condensed consolidated financial statements in this report for additional information.

Financing Activity

Debt

As of September 30, 2022, we had net debt of $993.7 million, reflecting net debt to total market capitalization of 57.5%, as compared to 43.6% at September 30, 2021. See the subsection “Capitalization” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for the Company's net debt reconciliation. Net debt increased by $55.1 million compared to September 30, 2021, primarily as a result of an increase in borrowings due to the Company's consolidated acquisition activities and investment in unconsolidated joint ventures, partially offset by proceeds received from the Company's consolidated disposition activities, including the contribution of properties to RGMZ since the end of the prior period, and proceeds from the issuance of common shares under the Company's equity distribution agreements.

Equity

During the nine months ended September 30, 2022, the Company entered into forward sale agreements under the Prior ATM Program to sell an aggregate of 75,000 shares of common shares. The Company subsequently settled all forward sale agreements under the Prior ATM Program, receiving $1.0 million of gross proceeds before issuance costs, which were used for working capital and general corporate purposes.

In February 2022, the Company entered into the 2022 Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $150.0 million. Sales of the shares of common shares may be made, in the Company's discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for shares of its common shares with forward sellers and forward purchasers. During the nine months ended September 30, 2022, the Company entered into forward sale agreements to sell an aggregate of 1,226,271 shares of its common shares, at a weighted average offering price of $13.85 before underwriting discount and offering expenses. The Company has not settled any shares pursuant to these forward sale agreements as of September 30, 2022, and is required to settle the outstanding shares of common shares by March 2023. As of September 30, 2022, $133.0 million of common shares remained available for issuance under the Current ATM Program after reducing the program capacity for shares currently under contract on a forward basis. The sale of such shares issuable pursuant to the Current ATM Program was registered with the SEC pursuant to a prospectus supplement filed in February 2022 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3ASR (No. 333-262871) which was filed with the SEC in February 2022.

Land Available for Development

At September 30, 2022, our three largest development sites were Parkway Shops, Lakeland Park Center and Hartland Towne Square. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

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

Comparison of three months ended September 30, 2022 to September 30, 2021

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the three months ended September 30, 2022 as compared to the same period in 2021:

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
	(In thousands)
Total revenue	$54,730	$55,175	$(445)	(0.8)%
Real estate taxes	7,329	8,249	(920)	(11.2)%
Recoverable operating expense	6,832	6,003	829	13.8%
Non-recoverable operating expense	2,817	2,507	310	12.4%
Depreciation and amortization	18,442	18,487	(45)	(0.2)%
Transaction costs	405	389	16	NM
General and administrative expense	9,372	7,330	2,042	27.9%
Gain on sale of real estate	11,144	22,196	(11,052)	NM
Earnings from unconsolidated joint ventures	1,779	1,074	705	65.6%
Interest expense	9,568	9,297	271	2.9%
Loss on extinguishment of debt	121	—	121	NM
Preferred share dividends	1,676	1,676	—	—%

NM - Not meaningful

Total revenue for the three months ended September 30, 2022 decreased $0.4 million, or (0.8)%, from the same period in 2021. The decrease is primarily due to the following:
•$5.5 million decrease related to properties disposed since the prior period, including those properties that were contributed to RGMZ;
•$0.5 million decrease due to increased rental income not probable of collection and abatements in the current period; and
•$0.5 million decrease due to higher lease termination income in the prior period; partially offset by
•$3.7 million increase due to properties acquired since the prior period;
•$0.8 million increase related to management and leasing fees collected from our unconsolidated joint ventures;
•$0.8 million increase in recovery income at existing properties due to higher net recoverable expenses as compared to the prior period; and

•$0.4 million increase from the acceleration of a below market lease in the current period attributable to a tenant who vacated prior to the original estimated lease end date.

Real estate tax expense for the three months ended September 30, 2022 decreased $0.9 million, or (11.2)% from the same period in 2021, primarily due to the impact of properties disposed since the prior period, including those properties that were contributed to RGMZ. These decreases were partially offset by increases associated with properties acquired since the prior period.

Recoverable operating expense for the three months ended September 30, 2022 increased $0.8 million, or 13.8% from the same period in 2021, primarily due higher common area maintenance expenses at our existing properties, as well as increases associated with properties acquired since the prior period. These increases were partially offset by properties disposed since the prior period.

Non-recoverable operating expense for the three months ended September 30, 2022 increased $0.3 million, or 12.4% from the same period in 2021, primarily due to increases in expenses associated with properties acquired since the prior period.

Depreciation and amortization expense for the three months ended September 30, 2022 remained flat from the same period in 2021. Increased expense associated with properties acquired since the prior period and higher write off activity in the current period for tenant lease terminations prior to their original estimated term was offset by properties disposed since the prior period.

During the three months ended September 30, 2022, we recorded transaction costs of $0.4 million, primarily related to professional fees associated with a property acquisition that was terminated during the current period. During the three months ended September 30, 2021, the Company recorded transaction costs of $0.4 million, primarily related to professional fees associated with property acquisitions that were terminated during the prior period.

General and administrative expense for the three months ended September 30, 2022 increased $2.0 million, or 27.9% from the same period in 2021, primarily as a result of higher legal and professional fees associated with the amendment of our credit agreement and note purchase amendments as well as higher stock-based compensation expense in the current period.

The Company had gains on real estate disposals of $11.1 million during the three months ended September 30, 2022, as compared to $22.2 million from the same period in 2021. The current period activity is primarily related to the sale of two previously wholly-owned shopping centers, as well as a contribution of a net lease asset to RGMZ. Refer to Note 3 of the notes to the condensed consolidated financial statements in this report for further detail on dispositions.

Earnings from unconsolidated joint ventures for the three months ended September 30, 2022 increased $0.7 million, or 65.6% from the same period in 2021, primarily due to acquisition activity by our unconsolidated joint ventures since the prior period.

Interest expense for the three months ended September 30, 2022 decreased $0.3 million, or 2.9%, from the same period in 2021. The Company had a 0.6% decrease in our average outstanding debt, which was partially offset by a 10 basis point increase in our weighted average interest rate. As of September 30, 2022, the Company had $100.0 million outstanding on our revolving credit facility.

During the three months ended September 30, 2022, we recorded loss on extinguishment of debt of $0.1 million, which represented the write-off of unamortized deferred financing costs associated with certain lenders in conjunction with the amendment of the credit agreement.

Comparison of nine months ended September 30, 2022 to September 30, 2021

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the nine months ended September 30, 2022 as compared to the same period in 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
	(In thousands)
Total revenue	$166,107	$157,492	$8,615	5.5%
Real estate taxes	22,731	25,558	(2,827)	(11.1)%
Recoverable operating expense	21,119	17,935	3,184	17.8%
Non-recoverable operating expense	7,792	7,186	606	8.4%
Depreciation and amortization	57,825	53,463	4,362	8.2%
Transaction costs	4,881	389	4,492	NM
General and administrative expense	26,394	22,298	4,096	18.4%
Gain on sale of real estate	26,234	75,415	(49,181)	NM
Earnings from unconsolidated joint ventures	467	2,947	(2,480)	NM
Interest expense	26,650	28,008	(1,358)	(4.8)%
Loss on extinguishment of debt	121	—	121	—%
Preferred share dividends	5,026	5,026	—	—%

NM - Not meaningful

Total revenue for the nine months ended September 30, 2022 increased $8.6 million, or 5.5%, from the same period in 2021. The increase is primarily due to the following:
•$14.3 million increase due to properties acquired since the prior period;
•$3.2 million increase due to decreased rental income not probable of collection and abatements in the current period primarily due to the impact of the COVID-19 pandemic in the prior period;
•$1.6 million increase from acceleration of below market leases in the current period attributable to tenants who vacated prior to the original estimated lease end date;
•$1.6 million increase related to management and leasing fees collected from our unconsolidated joint ventures; and
•$1.0 million increase related to our existing centers largely attributable to higher minimum rent from contractual rent increases and lease renewals.
•$0.3 million increase in bankruptcy income; partially offset by
•$12.2 million decrease related to properties disposed since the prior period, including those properties that were contributed to RGMZ;
•$1.1 million decrease related to straight-line rent reserve adjustments recorded in the prior period which did not recur; and
•$0.4 million decrease due to higher lease termination income in the prior period.

Real estate tax expense for the nine months ended September 30, 2022 decreased $2.8 million, or (11.1)% from the same period in 2021, primarily due the impact of properties disposed since the prior period, including those properties that were contributed to RGMZ, as well as lower net expense at our existing properties. These decreases were partially offset by increases associated with properties acquired since the prior period.

Recoverable operating expense for the nine months ended September 30, 2022 increased $3.2 million, or 17.8% from the same period in 2021, primarily due to increases associated with properties acquired since the prior period, as well as higher common area maintenance expenses at existing properties. These increases were partially offset by properties disposed since the prior period.

Non-recoverable operating expense for the nine months ended September 30, 2022 increased $0.6 million, or 8.4% from the same period in 2021, primarily due to increases in expenses associated with properties acquired since the prior period.

Depreciation and amortization expense for the nine months ended September 30, 2022 increased $4.4 million, or 8.2%, from the same period in 2021. The increase is primarily a result of increased expense associated with properties acquired since the prior period and higher asset write offs in the prior period for tenant lease terminations prior to their original estimated term, partially offset by properties disposed since the period.

During the nine months ended September 30, 2022, we recorded transaction costs of $4.9 million, primarily related to fees paid by the Company associated with the early termination of an existing tenant which did not qualify for capitalization as an initial direct cost in accordance with ASC 842, as well as professional fees associated with a property acquisition that was terminated during the current period. During the nine months ended September 30, 2021, the Company recorded transaction costs of $0.4 million, primarily related to professional fees associated with property acquisitions that were terminated during the prior period.

General and administrative expense for the nine months ended September 30, 2022 increased $4.1 million, or 18.4%, from the same period in 2021, primarily as a result of higher wages and payroll related expenses, higher legal and professional fees associated with the amendment of our credit agreement and note purchase amendments, higher travel expense and higher bonus expense in the current period.

The Company had gains on real estate disposals of $26.2 million during the nine months ended September 30, 2022, as compared to $75.4 million from the same period in 2021. The current period activity is primarily related to the sale of three previously wholly-owned shopping centers, as well as contributions of net lease assets to RGMZ. Refer to Note 3 of the notes to the condensed consolidated financial statements in this report for further detail on dispositions.

Earnings from unconsolidated joint ventures for the nine months ended September 30, 2022 decreased $2.5 million from the same period in 2021, primarily due to asset write offs in the current period associated with the demolition of a portion of one of our R2G properties in anticipation of near-term redevelopment and construction. These decreases were partially offset by increases associated with acquisition activity by our unconsolidated joint ventures since the prior period.

Interest expense for the nine months ended September 30, 2022 decreased $1.4 million, or (4.8)%, from same period in 2021. The Company had a 2.6% decrease in our average outstanding debt, as well as a 20 basis point decrease in our weighted average interest rate. The decrease in our weighted average interest rate was primarily the result of repayments of mortgages and senior unsecured notes since the prior period which were replaced with borrowings at lower interest rates. As of September 30, 2022, the Company had $100.0 million outstanding on our revolving credit facility.

During the nine months ended September 30, 2022, we recorded loss on extinguishment of debt of $0.1 million, which represented the write-off of unamortized deferred financing costs associated with certain lenders in conjunction with the amendment of the credit agreement.

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

At September 30, 2022 and 2021, we had $8.6 million and $9.7 million, respectively, in cash and cash equivalents and restricted cash.  Restricted cash generally consists of funds held in escrow under an Internal Revenue Code Section 1031 exchange and funds held in escrow by mortgage lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of September 30, 2022, we had no remaining debt maturing in 2022, and we had $400.0 million of unused capacity under our $500.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. Refer to Note 5 of the notes to the condensed consolidated financial statements for further discussion on our covenants.

We consolidate entities in which we own less than 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of FASB ASC 810. From time to time, we enter into joint venture arrangements from which we believe we can benefit by owning a partial interest in one or more properties. As of September 30, 2022, our investments in unconsolidated joint ventures were approximately $340.3 million representing our ownership interest in three joint ventures. We accounted for these entities under the equity method. Refer to Note 4 of the notes to the condensed consolidated financial statements in this report for further information regarding our equity investments in unconsolidated joint ventures. We are engaged by certain of our joint ventures to provide asset management, property management, construction management, leasing and investing services for such ventures' respective properties. We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received.

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

For the nine months ended September 30, 2022, our cash flows were as follows compared to the same period in 2021:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$81,325	$60,925
Net cash used in investing activities	$(133,472)	$(198,588)
Net cash provided by (used in) financing activities	$46,676	$(64,146)

Operating Activities

Net cash provided by operating activities increased $20.4 million in the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to the following:
•Increase in operating cash from properties acquired since the prior period;
•Increase in cash distributions from our unconsolidated joint ventures; and
•Higher working capital changes in the current period due to the timing of payments of accounts payable and accrued expenses as well as deposits on real estate acquisitions in the prior period; partially offset by
•Properties disposed since the prior period, including contribution of net lease retail assets to RGMZ.

Investing Activities

Net cash used in investing activities decreased $65.1 million in the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to the following:
•A decrease in the acquisition of real estate of $77.2 million;
•An increase in the net proceeds from sale of real estate of $15.4 million; partially offset by
•An increase in the investment in unconsolidated joint ventures of $23.4 million; and
•An increase in capital expenditures of $3.0 million.

Financing Activities

Net cash provided by financing activities was $46.7 million in the nine months ended September 30, 2022, compared to net cash used in financing activities of $64.1 million in the same period in 2021. The change of $110.8 million was primarily the result of the following:
•Net borrowings on our revolving credit facility of $65.0 million in 2022, compared to repayments of $45.0 million in 2021;
•Decrease in the repayment of mortgages and notes payable of $37.9 million; and
•Increase in cash distributions from the financing activities of our unconsolidated joint ventures of $27.7 million; partially offset by
•Decrease of $38.1 million in the net proceeds from the issuance of common stock;
•Increase of $20.4 million in distributions made to our common shareholders and operating partnership unit holders; and
•Increase in the payment of deferred financing fees of $6.4 million;

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

On July, 28, 2022, our Board of Trustees declared a quarterly cash dividend of $0.13 per common share to shareholders of record as of September 20, 2022. Additionally, we declared a quarterly cash dividend of $0.90625 per Series D Cumulative Convertible Perpetual Preferred Share to preferred shareholders of record as of September 20, 2022. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT.  Distributions paid by us are generally expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources are used.  Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings.  The Board of Trustees will continue to evaluate the Company’s dividend policy throughout the remainder of 2022 based upon the Company's financial performance and economic outlook and intends to maintain a quarterly common dividend of at least the amount required to continue qualifying as a REIT for U.S. federal income tax requirements.

In February 2022, the Company entered into the 2022 Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $150.0 million. Sales of the shares of common shares may be made, in the Company's discretion, from time to time, in “at-the-market” offerings as defined in Rule 415 of the Securities Act, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for shares of its common shares with forward sellers and forward purchasers. During the nine months ended September 30, 2022, the Company entered into forward sale agreements to sell an aggregate of 1,226,271 shares of its common shares, at a weighted average offering price of $13.85 before discount and offering expenses. The Company has not settled any shares pursuant to these forward sale agreements as of September 30, 2022, and is required to settle the outstanding shares of common shares by March 2023. As of September 30, 2022, $133.0 million of shares of common shares remained available for issuance under the Current ATM Program after reducing the program capacity for shares currently under contract on a forward basis. The sale of such shares issuable under the Current ATM Program was registered with the SEC pursuant to a prospectus supplement filed in February 2022 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3ASR (No. 333-262871) which was filed with the SEC in February 2022.

Debt

At September 30, 2022, we had $952.2 million of debt outstanding consisting of $511.5 million in senior unsecured notes, $310.0 million of unsecured term loan facilities, $30.7 million of fixed rate mortgage loans encumbering certain properties, and $100.0 million of borrowings on our revolving credit facility.

Our $821.5 million of senior unsecured notes and term loan facilities have interest rates ranging from 2.50% to 4.74% and are due at various maturity dates from June 2025 through November 2031.

Our $30.7 million of fixed rate mortgages have interest rates ranging from 3.76% to 5.80% and are due at various maturity dates from January 2023 through June 2026. The fixed rate mortgage notes are secured by mortgages on properties that have an approximate net book value of $70.5 million as of September 30, 2022.

In addition, we have ten interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at September 30, 2022, we had $100.0 million of variable rate debt outstanding.

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

On August 2, 2022, the Company entered into amendments to the note purchase agreements governing all of the Operating Partnership's outstanding senior unsecured notes, with the holders of the outstanding notes, with the exception of the note purchase agreement relating to the Operating Partnership's (i) $75.0 million aggregate principle amount of 3.70% Senior Guaranteed Notes, Series A, due November 30, 2030 and (ii) $55.0 million aggregate principle amount of 3.82% Senior Guaranteed Notes, Series B, due November 30, 2031. These amendments modify certain covenants, including the removal of the restrictions on certain investments covenant and modification to the development activities covenant, increases on the minimum and maximum dollar thresholds included in events of default and modifications to related definitions contained in each of the note purchase agreements.

On August 18, 2022, the Operating Partnership entered into the credit agreement, which provides for the revolving credit facility of up to $500.0 million and the term loan facilities of $310.0 million. Pursuant to the credit agreement, the Operating Partnership has the right, exercisable five times, to request increases to the revolving credit facility and term loan facilities or the making of additional term loans by up to $440.0 million to a maximum aggregate amount not to exceed $1.25 billion. The revolving credit facility matures on August 18, 2026 and can be extended for two additional consecutive periods of six-months, subject to continued compliance with the terms of the credit agreement and the payment of an extension fee of 0.0625%. Borrowings on the revolving credit facility are priced on a leverage grid ranging from SOFR plus 105 basis points to SOFR plus 150 basis points and a 10 basis point SOFR Index adjustment.

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

The Company's other material cash commitments include debt maturities, interest payment obligations, obligations under non-cancelable operating and financing leases, construction commitments, and development obligations. The following table shows these other material cash commitments as of September 30, 2022:

	Payments due by period
Material Cash Commitments	Total	Less than 1 year (1)	1-3 years	4-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$3,633	$343	$1,708	$1,582	$—
Payments due at maturity	948,559	—	27,059	356,500	565,000
Total mortgages and notes payable (2)	952,192	343	28,767	358,082	565,000
Interest expense (3)	172,991	8,922	66,869	55,899	41,301
Finance lease (4)	1,100	100	200	200	600
Operating leases	96,555	371	2,613	1,757	91,814
Construction commitments	4,216	4,216	—	—	—
Development obligations (5)	2,005	208	401	380	1,016
Total contractual obligations	$1,229,059	$14,160	$98,850	$416,318	$699,731

(1)Amounts represent balance of obligation for the remainder of 2022.
(2)Excludes $0.1 million of unamortized mortgage debt premium and $5.5 million in net deferred financing costs.
(3)Variable-rate debt interest is calculated using rates at September 30, 2022.
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

Construction Costs

In connection with the leasing and targeted remerchandising of various shopping centers as of September 30, 2022, we have entered into agreements for construction activities with an aggregate remaining cost of approximately $4.2 million.

Planned Capital Spending

We are focused on enhancing the value of our existing portfolio of shopping centers through successful leasing efforts, including the reconfiguration of anchor-space and small shop lease-up.

For the remainder of 2022, we anticipate spending between $11.0 million and $15.0 million for capital expenditures, of which $4.2 million is reflected in the construction commitments in the material cash commitments table. Our 2022 estimate includes ongoing capital expenditure spending between $6.0 million and $8.0 million and discretionary capital expenditure spending between $5.0 million and $7.0 million. Ongoing capital expenditures relates to leasing costs and building improvements whereas discretionary capital expenditures relate to targeted remerchandising, outlots/expansion, and development/redevelopment. Estimates for future spending will change as new projects are approved.

Capitalization

At September 30, 2022 our total market capitalization was $1.7 billion. The table below reconciles total debt to net debt and sets forth our calculation of our total market capitalization as of September 30, 2022 and 2021:

	September 30,
	2022	2021
	(In thousands)
Notes payable, net	$946,758	$943,828
Add: Unamortized premiums and deferred financing costs	5,434	2,560
Pro-rata share of debt from unconsolidated joint venture	53,698	4,513
Finance lease obligation	821	875
Cash, cash equivalents and restricted cash	(8,562)	(9,675)
Pro-rata share of unconsolidated entities cash, cash equivalents and restricted cash	(4,473)	(3,510)
Net debt (1)	$993,676	$938,591

Common shares outstanding	84,293	83,379
Operating Partnership Units outstanding	1,609	1,827
Restricted share awards (treasury method)	596	1,416
Total common shares and equivalents	86,498	86,622
Market price per common share (at September 30, 2022 and 2021)	$7.56	$12.76
Equity market capitalization	$653,925	$1,105,297

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849	1,849
Market price per convertible preferred share (at September 30, 2022 and 2021)	$43.82	$59.62
Convertible perpetual preferred shares (at market)	$81,023	$110,237

Total market capitalization	$1,728,624	$2,154,125

Net debt to total market capitalization	57.5%	43.6%

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

At September 30, 2022, the non-controlling interest in the Operating Partnership was approximately 1.9%.  The OP Units outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all non-controlling interest OP Units, there would have been approximately 85.9 million common shares of beneficial interest outstanding at September 30, 2022, with a market value of approximately $649.4 million.

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

In addition to FFO, we include Operating FFO as an additional measure of our financial and operating performance. Operating FFO excludes transactions costs and periodic items such as gains (or losses) from sales of non-operating real estate assets and impairment provisions on non-operating real estate assets, bargain purchase gains, severance expense, accelerated amortization of debt premiums, gains or losses on extinguishment of debt, insured proceeds, net, accelerated write-offs of above and below market lease intangibles, accelerated write-offs of lease incentives and payment of loan amendment fees that are not adjusted under the current NAREIT definition of FFO. We provide a reconciliation of FFO to Operating FFO. In future periods, Operating FFO may also include other adjustments, which will be detailed in the reconciliation for such measure, that we believe will enhance comparability of Operating FFO from period to period. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

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

The following table illustrates the calculations of FFO and Operating FFO:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income	$13,226	$26,297	$26,048	$80,836
Net income attributable to noncontrolling partner interest	(251)	(595)	(502)	(1,843)
Preferred share dividends	(1,676)	(1,676)	(5,026)	(5,026)
Net income available to common shareholders	11,299	24,026	20,520	73,967
Adjustments:
Rental property depreciation and amortization expense	18,292	18,338	57,366	53,015
Pro-rata share of real estate depreciation from unconsolidated joint ventures (1)	3,715	2,169	14,535	4,813
Gain on sale of depreciable real estate	(11,144)	(22,196)	(25,980)	(75,415)
Provision for impairment on income-producing properties	—	5	—	5
FFO available to common shareholders	22,162	22,342	66,441	56,385
Noncontrolling interest in Operating Partnership (2)	251	—	502	—
Preferred share dividends (assuming conversion) (3)	1,676	1,676	5,026	—
FFO available to common shareholders and dilutive securities	24,089	24,018	71,969	56,385

Gain on sale of land	—	—	(254)	—
Transaction costs (4)	405	389	4,881	389
Severance expense (5)	—	1	—	29
Loss on extinguishment of debt	121	—	121	—
Above and below market lease intangible write-offs	(422)	—	(2,022)	(497)
Pro-rata share of transaction costs from unconsolidated joint ventures (1)	8	—	8	—
Pro-rata share of above and below market lease intangible write-offs from unconsolidated joint ventures (1)	—	—	(984)	(40)
Pro-rata share of loss on extinguishment of debt from unconsolidated joint venture (1)	20	—	20	—
Payment of loan amendment fees (5)	958	—	958	—
Insurance proceeds, net (6)	—	—	(136)	—
Operating FFO available to common shareholders and dilutive securities	$25,179	$24,408	$74,561	$56,266

Weighted average common shares	84,259	80,418	84,133	80,228
Shares issuable upon conversion of OP Units (2)	1,635	—	1,685	—
Dilutive effect of restricted stock	596	1,416	728	1,299
Shares issuable upon conversion of preferred shares (3)	7,017	7,017	7,017	—
Weighted average equivalent shares outstanding, diluted	93,507	88,851	93,563	81,527

Diluted earnings per share (7)	$0.13	$0.29	$0.23	$0.89
Per share adjustments for FFO available to common shareholders and dilutive securities	0.13	(0.02)	0.54	(0.20)
FFO available to common shareholders and dilutive securities per share, diluted	$0.26	$0.27	$0.77	$0.69

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	0.01	—	0.03	—
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.27	$0.27	$0.80	$0.69

(1)Amounts noted are included in (Loss) earnings from unconsolidated joint ventures.
(2)The total noncontrolling interest reflects OP units convertible on a one-for-one basis into common shares. The Company's net income for the three and nine months ended September 30, 2021 (largely driven by gain on sale of real estate), resulted in an income allocation to OP Units which drove an OP Unit ratio of $0.32 and $0.97 respectively (based on 1,881 and 1,897 weighted average OP Units outstanding for the three and nine months ended September 30, 2021, respectively). In instances when the OP Unit ratio exceeds basic FFO, the OP Units are considered anti-dilutive, and as a result are not included in the calculation of fully diluted FFO and Operating FFO for the three and nine months ended September 30, 2021.
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
(4)For the three months ended September 30, 2022, primarily comprised of costs associated with a terminated acquisition. For the nine months ended September 30, 2022, primarily comprised of fees paid by the Company associated with the early termination of an existing tenant which did not qualify for capitalization as an initial direct cost in accordance with ASC 842.
(5)Amounts noted are included in General and administrative expense.
(6)Amounts noted are included in Other income (expense), net.
(7)The denominator to calculate diluted earnings per share includes weighted average common shares and restricted stock for the three and nine months ended September 30, 2022 and includes weighted average common shares, restricted stock, and preferred shares for the three and nine months ended September 30, 2021.

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

NOI, Same Property NOI and NOI from Other Investments are supplemental non-GAAP financial measures of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable operating properties for the reporting period. Same Property NOI for the three and nine months ended September 30, 2022 and 2021 represents NOI from the Company's same property portfolio consisting of 37 consolidated operating properties and our 51.5% pro-rata share of four properties owned by our R2G unconsolidated joint venture and 100% of the 22 properties owned by our RGMZ unconsolidated joint venture (excludes seven properties that are part of our Marketplace of Delray multi-tenant property where activities have started in preparation for redevelopment). All properties included in Same Property NOI were either acquired or placed in service and stabilized prior to January 1, 2021. We present Same Property NOI primarily to show the percentage change in our NOI from period to period across a consistent pool of properties. The properties contributed to RGMZ had previously been parts of larger shopping centers that we own. Accordingly, 100.0% of the NOI from these properties is included in our results for periods on or prior to March 4, 2021 and, for these prior periods, we had not separately allocated expenses attributable to the larger shopping centers between these properties and the remainder of these shopping centers. As a result, in order to help ensure the comparability of our Same Property NOI for the periods presented, we are continuing to include 100.0% of the NOI from these properties in our Same Property NOI following their contribution even though our pro rata share following March 4, 2021 is only 6.4%. Same Property NOI excludes properties under redevelopment or where activities have started in preparation for redevelopment. A property is designated as a redevelopment when planned improvements significantly impact the property. NOI from Other Investments for the three and nine months ended September 30, 2022 and 2021 represents pro-rata NOI primarily from (i) properties disposed of and acquired during 2022 and 2021, (ii) Hunter's Square, Marketplace of Delray and The Crossroads (R2G) where the Company has begun activities in anticipation of future redevelopment, (iii) properties held for sale as of September 30, 2022, (iv) certain property related employee compensation, benefits, and travel expense and (v) noncomparable operating income and expense adjustments. Non-RPT NOI from RGMZ represents 93.6% of the properties contributed to RGMZ after March 4, 2021, which is our partners’ share of RGMZ.

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

The following is a summary of our properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
Property Designation	2022	2021	2022	2021
Wholly-owned and R2G retail properties:
Same-property	41	41	41	41
Acquisitions (1)	13	8	13	8
Redevelopment (2)	3	3	3	3
Total wholly-owned and R2G properties:	57	52	57	52
RGMZ retail properties:
Same-property	22	22	22	22
Acquisitions	19	5	19	5
Redevelopment	7	7	7	7
Total properties	105	86	105	86

(1)Includes the following wholly-owned properties for the three and nine months ended September 30, 2022: Northborough Crossing, Bellevue Place, Woodstock Square, Newnan Pavilion, Highland Lakes Shopping Plaza, The Crossings, and Brookline. Also includes the following properties owned by R2G: East Lake Woodlands, South Pasadena, Village Shoppes of Canton, Bedford Marketplace, Dedham and Mary Brickell Village.
(2)Includes the following wholly-owned properties for the three and nine months ended September 30, 2022 and 2021: Hunter's Square and Marketplace of Delray. Also includes The Crossroads owned by R2G. The entire property indicated for each period is completely excluded from Same Property NOI.

The following is a reconciliation of our net income available to common shareholders to Same Property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income available to common shareholders	$11,299	$24,026	$20,520	$73,967
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,676	1,676	5,026	5,026
Net income attributable to noncontrolling partner interest	251	595	502	1,843
Income tax provision (benefit)	71	(157)	142	(47)
Interest expense	9,568	9,297	26,650	28,008
Loss on extinguishment of debt	121	—	121	—
Earnings from unconsolidated joint ventures	(1,779)	(1,074)	(467)	(2,947)
Gain on sale of real estate	(11,144)	(22,196)	(26,234)	(75,415)
Other (income) expense, net	(530)	38	(895)	223
Management and other fee income	(1,231)	(426)	(2,848)	(1,272)
Depreciation and amortization	18,442	18,487	57,825	53,463
Transaction costs	405	389	4,881	389
General and administrative expenses	9,372	7,330	26,394	22,298
Provision for impairment	—	5	—	5
Pro-rata share of NOI from R2G Venture LLC (1)	5,547	3,155	14,590	7,487
Pro-rata share of NOI from RGMZ Venture REIT LLC (2)	276	97	757	164
Lease termination fees	—	(486)	(154)	(581)
Amortization of lease inducements	190	212	618	634
Amortization of acquired above and below market lease intangibles, net	(907)	(388)	(3,766)	(2,139)
Straight-line ground rent expense	77	77	230	230
Straight-line rental income	(362)	(392)	(1,151)	(2,002)
NOI	41,342	40,265	122,741	109,334
NOI from Other Investments	(8,883)	(7,980)	(26,154)	(16,255)
Non-RPT NOI from RGMZ Venture REIT LLC (3)	944	598	2,849	1,239
Same Property NOI	$33,403	$32,883	$99,436	$94,318

Period-end Occupancy	90.2%	91.0%	90.2%	91.0%

(1)Represents 51.5% of the NOI from the properties owned by R2G for all periods presented.
(2)Represents 6.4% of the NOI from the properties owned by RGMZ after March 4, 2021.
(3)Represents 93.6% of the RGMZ properties included in Same Property NOI after March 4, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our variable rate debt, interest rates and interest rate swap agreements in effect at September 30, 2022, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $1.0 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $21.3 million at September 30, 2022.

We had derivative instruments outstanding with an aggregate notional amount of $310.0 million as of September 30, 2022.  One agreement with a total notional amount of $60.0 million provided for swapping one-month LIBOR to a fixed interest rate of 1.77% and had an expiration date of March 2023. The remaining agreements with an aggregate notional amount of $250.0 million provided for swapping one-month SOFR to fixed interest rates ranging from 1.17% to 1.34% and had expirations ranging from 2024 to 2027.  The following table sets forth information as of September 30, 2022 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2022 (remaining)	2023	2024	2025	2026	Thereafter	Total	Fair Value
	(In thousands)
Fixed-rate debt	$343	$27,888	$879	$132,431	$125,651	$565,000	$852,192	$788,798
Average interest rate	4.9%	3.8%	5.8%	4.2%	3.8%	3.4%	3.6%	6.3%
Variable-rate debt	$—	$—	$—	$—	$100,000	$—	$100,000	$100,000
Average interest rate	—%	—%	—%	—%	3.9%	—%	3.9%	3.9%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at September 30, 2022 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of September 30, 2022 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in certain litigation arising in the ordinary course of business. We do not believe that any of this litigation will have a material effect on our consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations"), there have been no material changes to our risk factors during the nine months ended September 30, 2022 compared to those risk factors presented in Part I, "Item IA. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common share repurchases during the quarterly period ended September 30, 2022 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 to July 31, 2022	246	$9.90	—	—
August 1, 2022 to August 31, 2022	—	—	—	—
September 1, 2022 to September 30, 2022	4,208	7.91	—	—
Total	4,454	$8.02	—	—

During the quarterly period ended September 30, 2022, we withheld 4,454 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted share awards. The value of the common shares withheld was based on the closing price of our common shares on the applicable vesting date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1
Third Amendment, dated August 2, 2022, to the $110 Million Note Purchase Agreement, dated June 27, 2013, by RPT Realty, L.P., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 3, 2022.

10.2
Fourth Amendment, dated August 2, 2022, to the $100 Million Note Purchase Agreement, dated May 28, 2014, by RPT Realty, L.P., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 3, 2022.

10.3
Third Amendment, dated August 2, 2022, to the $100 Million Note Purchase Agreement, dated September 30, 2015, by RPT Realty, L.P.,, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 3, 2022.

10.4
Third Amendment, dated August 2, 2022, to the $75 Million Note Purchase Agreement, dated August 19, 2016, by RPT Realty, L.P., incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on August 3, 2022.

10.5
Second Amendment, dated August 2, 2022, to the $75 Million Note Purchase Agreement, dated December 21, 2017, by RPT Realty, L.P., incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on August 3, 2022.

10.6
Sixth Amended and Restated Credit Agreement dated August 18, 2022 among RPT Realty, L.P., as Borrower, KeyBank National Association, as Administrative Agent, KeyBanc Capital Markets Inc., BMO Capital Markets, Capital One, National Association and JPMorgan Chase Bank, N.A., as Joint-Lead Arrangers and Joint Bookrunners, Truist Securities, Inc. and Regions Capital Markets, as Joint Lead-Arrangers, BMO Harris Bank, N.A., Capital One, National Association, and JPMorgan Chase Bank, N.A., as Syndication Agents, and Truist Bank and Regions Bank, as Documentation Agents, and certain lenders from time to time parties thereto, as Lenders, and RPT Realty and certain subsidiaries of RPT Realty, L.P., as Guarantors., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 23, 2022.

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (furnished herewith)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
___________________________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPT REALTY

Date: November 3, 2022	By: /s/ BRIAN L. HARPER Brian L. Harper President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By: /s/ MICHAEL P. FITZMAURICE Michael P. Fitzmaurice Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2022	By: /s/ RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)