Form 10-K
period 2022-12-31
RPT Realty
filed 2023-02-16
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was $823,233,285 based upon the last reported sale price of $9.83 per share on the New York Stock Exchange on June 30, 2022. As of February 9, 2023 there were outstanding 86,483,356 Common Shares of Beneficial Interest.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders to be held in 2023 are incorporated by reference into Part III.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms. Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to: our success or failure in implementing our business strategy; economic conditions generally (including supply chain disruptions and construction delays) and in the commercial real estate and finance markets, including, without limitation, as a result of continued high inflation rates or further increase in inflation or interest rates, such as the inability to obtain equity, debt or other sources of funding or refinancing on favorable terms to the Company and the costs and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; changes in the interest rate and/or other changes in the interest rate environment; the discontinuance of London Interbank Offered Rate (“LIBOR”); risks associated with bankruptcies or insolvencies or general downturn in the businesses of tenants; the ongoing impact of the novel coronavirus (“COVID-19”), or the impact of any future pandemic, epidemic or outbreak of any other highly infectious disease, on the U.S., regional and global economies and on the Company's business, financial condition and results of operations and that of its tenants; the potential adverse impact from tenant defaults generally or from the unpredictability of the business plans and financial condition of the Company's tenants; the execution of deferral or rent concession agreements by tenants; our business prospects and outlook; acquisition, disposition, development and joint venture risks; our insurance costs and coverages; increases in cost of operations; risks related to cybersecurity and loss of confidential information and other business interruptions; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including in particular those set forth under “Risk Factors” in this Annual Report on Form 10-K.  Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1. Business

The terms “Company,” “RPT,” “we,” “our,” or “us” refer to RPT Realty, RPT Realty, L.P., and/or their subsidiaries, as the context may require. The content of our website and the websites of third parties noted herein is not incorporated by reference in this Annual Report on Form 10-K.

General

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange (the “NYSE”). The common shares of beneficial interest of the Company, par value $0.01 per share (the “common shares”), are listed and traded on the NYSE under the ticker symbol “RPT”. As of December 31, 2022, the Company's property portfolio (the “aggregate portfolio”) consisted of 44 wholly-owned shopping centers, 13 shopping centers owned through its grocery anchored joint venture, 48 retail properties owned through its net lease joint venture and one net lease retail property that was held for sale by the Company which together represent 15.0 million square feet of gross leasable area (“GLA”). As of December 31, 2022, the Company's pro-rata share of the aggregate portfolio was 93.8% leased.

The Company's principal executive offices are located at 19 West 44th Street, Suite 1002, New York, New York 10036 and its telephone number is (212) 221-1261. The Company’s website is rptrealty.com.

We conduct substantially all of our business through our operating partnership, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership” or “OP”).  The Operating Partnership, either directly or indirectly through partnerships or limited liability companies, holds fee title to all of our properties.  As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership.  As of December 31, 2022, we owned approximately 98.2% of the Operating Partnership.  The interests of the limited partners are reflected as noncontrolling interests in our financial statements and the limited partners are generally individuals or entities that contributed interests in certain assets or entities to the Operating Partnership in exchange for units of limited partnership interest (“OP Units”).  The holders of OP Units are entitled to exchange them for our common shares on a 1:1 basis or for cash.  The form of payment is at our election.

We operate in a manner intended to qualify as a REIT pursuant to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”).  Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries (“TRSs”), which are subject to federal and state income taxes.

Business Strategy

The Company's differentiated business model, which includes investment in two strategic joint ventures, has positioned itself to continue to meaningfully transform the portfolio, primarily focusing on major metropolitan U.S. markets in the Northeast and Southeast regions, which are supported by strong demographics, educational attainment, tech/life science/university adjacencies, pro-business environments and job growth. As a result of our continued portfolio refinement, the Company owns a predominantly grocery anchored portfolio in the top national markets which has enhanced the durability of our cashflows, while giving us the ability to remain opportunistic with value creation opportunities. As of December 31, 2022, the Company derived 96.5% of its annualized base rent from the top 40 national markets, such as Boston, Atlanta, Detroit and Nashville, in addition to several markets in Florida, including Tampa, Miami and Jacksonville.

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

•Maintain a strong, flexible and investment grade balance sheet. Our strategy is to maintain low leverage and high liquidity, proactively manage and stagger our debt maturities, limit exposure to floating interest rate risk and retain access to diverse sources of capital to support the business in any environment.

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

During 2022, our properties reported the following leasing activity, which is shown at pro-rata except for number of leasing transactions and square feet:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	202	1,476,309	$16.79	$15.76	$1.72	$0.11
New Leases - Comparable	19	60,849	$29.97	$21.02	$73.42	$15.71
Non-Comparable Transactions (4)	86	671,433	$17.02	N/A	$57.45	$6.53
Total	307	2,208,591	$17.18	N/A	$20.33	$2.43

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

During the year ended December 31, 2022, the Company closed on two shopping center acquisitions for an aggregate amount of $110.2 million and closed on three shopping center and three land parcel dispositions for an aggregate amount of $100.4 million. Also, during the year ended December 31, 2022, the Company contributed two shopping centers to our R2G Venture LLC (“R2G”) joint venture, valued at $162.7 million to R2G, and contributed three properties to our RGMZ Venture REIT LLC (“RGMZ”), valued at $21.8 million to RGMZ. Refer to Note 4 of the notes to our consolidated financial statements in this report for additional information related to acquisitions and dispositions.

During the year ended December 31, 2022, R2G closed on one shopping center acquisition for an amount of $212.4 million. During the year ended December 31, 2022, RGMZ closed on three portfolio acquisitions for an aggregate amount $50.8 million. Refer to Note 6 of the notes to our consolidated financial statements in this report for additional information related to acquisitions and dispositions by our unconsolidated joint ventures.

Financing Strategies and Significant Transactions

The strength and flexibility of the Company's balance sheet is core to its strategy. Our strong balance sheet and liquidity profile is evidenced by our investment grade credit ratings of BBB- from a nationally recognized credit rating agency. Our strategy is to maintain low leverage and high liquidity, proactively manage and stagger our debt maturities, limit exposure to floating interest rate risk and retain access to diverse sources of capital to support the business in any environment.

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

On August 18, 2022, the Operating Partnership entered into a Sixth Amended and Restated Credit Agreement (the “credit agreement”) which amends and restates in its entirety the Operating Partnership's Fifth Amended and Restated Credit Agreement dated as of November 6, 2019. The credit agreement provides for an unsecured revolving credit facility (the “revolving credit facility”) of up to $500.0 million and term loan facilities of $310.0 million (the “term loan facilities” and, together with the revolving credit facility, the “unsecured revolving line of credit”). Pursuant to the credit agreement, the Operating Partnership has the right, exercisable five times, to request increases to the revolving credit facility and term loan facilities or the making of additional term loans by up to $440.0 million to a maximum aggregate amount not to exceed $1.25 billion. The revolving credit facility matures on August 18, 2026 and can be extended for two additional consecutive periods of six-months, subject to continued compliance with the terms of the credit agreement and the payment of an extension fee of 0.0625%. Borrowings on the revolving credit facility are priced on a leverage grid ranging from SOFR (as defined herein) plus 105 basis points to SOFR plus 150 basis points and a 10 basis point SOFR Index adjustment.

On October 11, 2022, the Company repaid a mortgage note secured by The Shops on Lane Avenue totaling $27.2 million with an interest rate of 3.76%

In February 2022, our R2G joint venture closed on two new mortgages totaling $52.0 million, or $26.8 million at the Company's pro-rata share, at a weighted average interest rate of 2.88%.

At December 31, 2022, we had $465.0 million available to draw under our unsecured revolving line of credit, subject to compliance with applicable covenants. See the subsection “Debt” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for additional discussion regarding the Company's outstanding financial covenants and related amendments thereto.

Equity

In February 2020, the Company entered in to an Equity Distribution Agreement (“2020 Equity Distribution Agreement”) pursuant to which the Company could offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million (the “Prior ATM Program”). During the year ended December 31, 2022, the Company entered into forward sale agreements under the Prior ATM Program to sell an aggregate of 75,000 shares of common shares. During the year ended December 31, 2022, the Company settled all forward sale agreements under the Prior ATM Program, receiving $1.0 million of gross proceeds before issuance costs, which were used for working capital and general corporate purposes.

In February 2022, the Company entered into an Equity Distribution Agreement (“2022 Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $150.0 million. In connection with the establishment of the Current ATM Program, the 2020 Equity Distribution Agreement was terminated effective February 18, 2022, and there will be no future issuances under the Prior ATM Program. Sales of the shares of common shares may be made, in the Company's discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for shares of its common shares with forward sellers and forward purchasers. For the year ended December 31, 2022, the Company issued 1,226,271 shares of its common stock, receiving $17.0 million of gross proceeds before issuance costs, which were used for working capital and general corporate purposes. As of December 31, 2022, $133.0 million of common shares remained available for issuance under the Current ATM Program. The sale of such shares issuable pursuant to the Current ATM Program was registered with the SEC pursuant to a prospectus supplement filed in February 2022 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3ASR (No. 333-262871) which was filed with the SEC in February 2022.

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

In 2022, we published our second annual Corporate Sustainability Report highlighting our 2021 initiatives, goals and achievements. More information about our corporate responsibility and ESG practices can be found on the Company’s website and in the Corporate Sustainability Report. The content of our website, including information relating to corporate responsibility, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Human Capital

We employed 138 full-time employees as of December 31, 2022. None of our employees are represented by a competitive bargaining unit, and we believe our relations with our employees are good. As of December 31, 2022, 56% of RPT's workforce were female. We believe our employees are key to achieving our business objectives and our corporate purpose of Turning Commercial Ground into Common Ground.

The Company is committed to continually building upon a culture that promotes empowerment, transparency and excellence and we strive to make the Company a safe workplace, with opportunities for our employees to grow and develop in their careers. We appreciate the importance of having a diverse and inclusive workforce and are committed to integrating diversity and inclusion practices and initiatives into all aspects of our business and culture. As a demonstration of our commitment to maintaining an inclusive and safe work environment, all of our employees are required to comply with and complete training on our Code of Business Conduct and Ethics that governs the standard for appropriate behaviors as well as complete discrimination, harassment, and retaliation prevention training.

To facilitate the attraction, retention, and promotion of a talented and diverse workforce, we provide competitive compensation, best in class benefits and health and wellness programs, training and professional development programs and champion programs that build connections between our employees and the communities where they live and at the properties we own.

Our comprehensive benefits package offers flexible and convenient health and wellness options such as health insurance benefits, health savings and flexible spending accounts, paid time off, family leave, parental leave, and family care resources. On an ongoing basis, we further promote the health and wellness of our associates by encouraging work-life balance by offering a hybrid work schedule and generous time off policies. We also sponsor comprehensive wellness activities that include educational programs and corporate challenges, whereby employees are encouraged to incorporate healthy habits into their daily routines. In order to promote transparency and employee engagement, we distribute employee surveys to gauge employee satisfaction on a variety of issues. We hold company-wide town halls and meetings to update employees on business practices and corporate goals. Additionally, RPT supports philanthropical initiatives and partners with organizations that are committed to improving the overall quality of life in our communities. We support various organizations annually through charitable giving and hands on volunteerism through our “Act Locally Give Globally” program. We also provide competitive compensation packages to our employees. In addition to base salaries, these packages include annual bonuses, stock awards and participation in a 401(k) Plan.

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

Governmental Regulation

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property. In addition to the discussion below regarding certain environmental matters, see “Item 1A – Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.

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

Supplemental Tax Disclosure

The following discussion supplements and updates the disclosures under “Certain United States Federal Income Tax Considerations” in the prospectus, dated February 18, 2022, contained in our Registration Statement on Form S-3 (File No. 333- 262871) filed with the SEC on February 18, 2022. Capitalized terms herein that are not otherwise defined shall have the same meaning as when used in such disclosures (as supplemented).

On December 29, 2022, the IRS promulgated final Treasury Regulations under Sections 897, 1441, 1445, and 1446 of the Code that were, in part, intended to coordinate various withholding regimes for non-U.S. stockholders. The new Treasury Regulations provide that:

(i)The withholding rules applicable to ordinary REIT dividends paid to a non-U.S. stockholder (generally, a 30% rate of withholding on gross amounts unless otherwise reduced by treaty or effectively connected with such non-U.S. stockholder’s trade or business within the U.S. and proper certifications are provided) will apply to (a) that portion of any distribution paid by us that is not designated as a capital gain dividend, a return of basis or a distribution in excess of the non-U.S. stockholder’s adjusted basis in its stock that is treated as gain from the disposition of such stock and (b) any portion of a capital gain dividend paid by us that is not treated as gain attributable to the sale or exchange of a U.S. real property interest by reason of the recipient not owning more than 10% of a class of our stock that is regularly traded on an established securities market during the one-year period ending on the date of the capital gain dividend.

(ii)The withholding rules under FIRPTA will apply to a distribution paid by us in excess of a non-U.S. stockholder’s adjusted basis in our stock, unless the interest in our stock is not a U.S. real property interest (for example, because we are a domestically controlled qualified investment entity) or the distribution is paid to a “withholding qualified holder.” A “withholding qualified holder” means a qualified holder (as defined below) and a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships.

(iii)The withholding rules under FIRPTA will apply to any portion of a capital gain dividend paid to a non-U.S. stockholder that is attributable to the sale or exchange of a U.S. real property interest, unless it is paid to a withholding qualified holder.

In the case of FIRPTA withholding under clause (ii) above, the applicable withholding rate is currently 15%, and in the case of FIRPTA withholding under clause (iii) above the withholding rate is currently 21%. For purposes of FIRPTA withholding under clause (iii), whether a capital gain dividend is attributable to the sale or exchange of a U.S. real property interest is determined taking into account the general exception from FIRPTA distribution treatment for distributions paid to certain non-U.S. stockholders under which any distribution by us to a non-U.S. stockholder with respect to any class of stock which is regularly traded on an established securities market located in the United States is not treated as gain recognized from the sale or exchange of a U.S. real property interest if such non-U.S. stockholder did not own more than 10% of such class of stock at any time during the 1-year period ending on the date of such distribution. To the extent inconsistent, these Treasury Regulations supersede the discussion on withholding contained in the above-referenced disclosures (as supplemented) under the heading “Taxation of Non-U.S. Shareholders.” However, if, notwithstanding these Treasury Regulations, we encounter difficulties in properly characterizing a distribution for purposes of the withholding rules, we may decide to withhold on such distribution at the highest possible U.S. federal withholding rate that we determine could apply.

New Treasury Regulations also provide new guidance regarding qualified foreign pension funds. Accordingly, the discussion contained in the paragraph under “Certain United States Federal Income Tax Considerations—Taxation of Non-U.S. Shareholders—Qualified Foreign Pension Funds” is hereby deleted and replaced with the following:

Qualified Foreign Pension Funds. In general, for FIRPTA purposes, and subject to the discussion below regarding “qualified holders,” neither a “qualified foreign pension fund” (as defined below) nor any entity all of the interests of which are held by a qualified foreign pension fund is treated as a foreign person, thereby exempting such entities from tax under FIRPTA. A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established by a foreign country (or one or more political subdivisions thereof) or one or more employers to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees as a result of, or in consideration for, services rendered, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate. Under Treasury Regulations, subject to the discussion below regarding “qualified holders,” a “qualified controlled entity” also is not generally treated as a foreign person for purposes of FIRPTA. A qualified controlled entity generally includes a trust or corporation organized under the laws of a foreign country all of the interests of which are held by one or more qualified foreign pension funds either directly or indirectly through one or more qualified controlled entities.

Treasury Regulations further require that a qualified foreign pension fund or qualified controlled entity will not be exempt from FIRPTA with respect to dispositions of U.S. real property interests or REIT distributions attributable to the same unless the qualified foreign pension fund or qualified controlled entity is a “qualified holder.” To be a qualified holder, a qualified foreign pension fund or qualified controlled entity must satisfy one of two alternative tests at the time of the disposition of the U.S. real property interest or the REIT distribution. Under the first test, a qualified foreign pension fund or qualified controlled entity is a qualified holder if it owned no U.S. real property interests as of the earliest date during an uninterrupted period ending on the date of the disposition or distribution during which it qualified as a qualified foreign pension fund or qualified controlled entity. Alternatively, if a qualified foreign pension fund or qualified controlled entity held U.S. real property interests as of the earliest date during the period described in the preceding sentence, it can be a qualified holder only if it satisfies certain testing period requirements.

Treasury Regulations also provide that a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships, may certify its status as such and will not be treated as a foreign person for purposes of withholding under Code Section 1445 (and Code Section 1446, as applicable).

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

The success of our existing tenants in operating their businesses and their corresponding ability to pay us rent can be significantly impacted by many current economic challenges, which impact their ability to operate profitably, including, but not limited to, inflation, labor shortages, supply chain constraints and increasing energy prices and interest rates. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions in the United States. Demand to lease space in our shopping centers generally fluctuates with the overall economy, which is beyond our control. Economic downturns often result in a lower rate of retail sales growth, or even declines in retail sales. In response, retailers that lease space in shopping centers typically reduce their demand for new retail space during such downturns. These economic conditions could adversely impact our volume of leasing activity, leasing spreads, and financial results generally, as well as negatively affect the business and financial results of our tenants. This, in turn, could result in pricing pressure on rents that we are able to charge to new or renewing tenants, such that future rent spreads could be adversely impacted. Further, we may experience higher costs for leasing capital expenditures and building improvements, as costs of materials and labor may increase and supply and availability of both may become more limited. As a result, economic downturns and unfavorable retail sales trends may diminish the income, cash flow, and value of our properties.

Our concentration of properties in Florida, Ohio and Michigan makes us more susceptible to adverse market conditions in these states.

Our performance depends on the economic conditions in the markets in which we operate.  As of December 31, 2022, the pro-rata portion of our aggregate properties located in Florida, Ohio and Michigan accounted for approximately 22.4%, 13.6% and 13.0%, respectively, of our annualized base rent. As of December 31, 2021, the pro-rata portion of our aggregate properties located in Florida, Ohio and Michigan accounted for approximately 20.7%, 14.8% and 16.2%, respectively, of our annualized base rent. To the extent that market conditions in these or other states in which we operate deteriorate, the performance or value of our properties may be adversely affected.

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

As of December 31, 2022, 41.0% of our contractual combined annualized base rents was from our top 25 tenants, including our top five tenants:  TJX Companies (5.0%), Dick's Sporting Goods (3.7%), Regal Cinemas (2.5%), Bed Bath & Beyond (2.3%) and LA Fitness (2.0%). No other tenant represented more than 2.0% of our total annualized base rent.  The credit risk posed by our major tenants varies.

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

No assurance can be given that we will be able to recover the current carrying amount of all of our properties and those of our unconsolidated joint ventures.  There can be no assurance that we will not take charges in the future related to the impairment of our assets. Impairment may be impacted by macroeconomic conditions, including those caused by global pandemics, such as COVID-19, which may result in property operational disruption and indicate that the carrying amount may not be recoverable. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.  We recorded no impairment provision in 2022 related to our income producing shopping centers.  Refer to Note 1 of the notes to the consolidated financial statements for further information related to impairment provisions.

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

The COVID-19 pandemic, including the emergence of various variants, has had and could continue to have, and another pandemic in the future could have, significant adverse repercussions across regional and global economies and financial markets and contribute to significant volatility and negative pressure in financial markets. The extent to which COVID-19, or any future pandemic, epidemic or outbreak of any other highly infectious disease, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted accurately, including the scope, severity and duration of such pandemic, the emergence and characteristics of new variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available COVID-19 vaccines, all of which could vary by geographic area, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19 on our business and the businesses of our tenants. Nevertheless, COVID-19, or any future pandemic, epidemic or outbreak of any other highly infectious disease, may materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance and may also have the effect of heightening many of the risks described below and within this “Risk Factors” section, including:
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

As of December 31, 2022, we had ten interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt. In addition, we have entered into four forward interest rate swap agreements in effect for an aggregate notional amount of $160.0 million. After accounting for these interest rate swap agreements, we had $35.0 million of variable rate debt outstanding at December 31, 2022.  Increases in interest rates on our existing indebtedness would increase our interest expense, which would adversely affect our cash flow and our ability to distribute cash to our shareholders.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2022 increased by 1.0%, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $0.4 million annually.  Interest rate increases could also constrain our ability to refinance maturing debt because lenders may reduce their advance rates in order to maintain debt service coverage ratios.

Our debt must be refinanced upon maturity, which makes us reliant on the capital markets on an ongoing basis.

We are not structured in a manner to generate and retain sufficient cash flow from operations to repay our debt at maturity.  Instead, we expect to refinance our debt by raising equity, debt or other capital prior to the time that it matures.  As of December 31, 2022, we had $855.4 million of outstanding indebtedness, net of deferred financing costs, including $0.8 million of finance lease obligations. The availability, price and duration of capital can vary significantly.  If we seek to refinance maturing debt when capital market conditions are restrictive, we may find capital scarce, costly or unavailable.  Refinancing debt at a higher cost would affect our operating results and cash available for distribution.  The failure to refinance our debt at maturity would result in default and the exercise by our lenders of the remedies available to them, including foreclosure and, in the case of recourse debt, liability for unpaid amounts.

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

As of December 31, 2022, we had $3.4 million of mortgage debt, net of unamortized premiums and deferred financing costs, encumbering our properties.  A default on any of our mortgage debt may result in foreclosure actions by lenders and ultimately our loss of the mortgaged property.  For federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds.

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

There were 899,979 shares of unvested restricted common shares outstanding at December 31, 2022.

The discontinuation of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 20, 2023. The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or hedging transactions, but as our contracts indexed to LIBOR are converted to Secured Overnight Financing Rate (“SOFR”), the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest or hedging costs that are higher than if LIBOR remained available. Additionally, though SOFR is the recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR. As of December 31, 2022, each of the agreements governing our variable rate debt have either transitioned to SOFR or provide for the replacement of LIBOR as it becomes unavailable during the term of such agreement.

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

Our Operating Partnership indirectly owns common shares of numerous subsidiary REITs some of which intend to elect to be taxed as REITs under the U.S. federal income tax law for their short taxable year ended December 31, 2022. Our subsidiary REITs are subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If any of our subsidiary REITs were to fail to qualify as a REIT, then (i) such subsidiary REITs would become subject to U.S. federal income tax and (ii) our ownership of shares in such subsidiary REITs would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If our subsidiary REITs were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We intend to implement certain protective arrangements intended to avoid such an outcome if our subsidiary REITs were not to qualify as a REIT, but there can be no assurance that such arrangements will be effective to avoid the resulting adverse consequences to us.

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

Certain provisions contained in our Declaration of Trust and Amended and Restated Bylaws, as amended (the “Bylaws”) and the Maryland General Corporation Law, as applicable to Maryland REITs, may discourage a third party from making a tender offer or acquisition proposal to us. These provisions and actions may delay, deter or prevent a change in control or the removal of existing management. These provisions and actions also may delay or prevent the shareholders from receiving a premium for their common shares of beneficial interest over then-prevailing market prices.
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

Changes in applicable income tax laws could affect REITs generally, the geographic markets in which we operate, our stock and our results of operations, both positively and negatively in ways that are difficult to anticipate.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes that have been made, which introduced major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders, and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, or technical corrections made, which could result in an increase in our or our stockholders’ tax liability, or create other adverse effects on us or our stockholders, including requiring changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income and/or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, the results of operations and the amount of cash available for the payment of dividends.

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
The maximum federal income tax rate applicable to “qualified dividend income” payable by non-REIT corporations to certain non-corporate U.S. stockholders is generally 20%, and a 3.8% Medicare tax may also apply. Dividends paid by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividend income. However, current law provides a deduction of up to 20% of a non-corporate taxpayer's ordinary REIT dividends, with such deduction scheduled to expire for taxable years beginning after December 31, 2025. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions. This could materially and adversely affect the value of the stock of REITs, including our common stock.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties

As of December 31, 2022, the Company's property portfolio (the “aggregate portfolio”) consisted of 44 wholly-owned shopping centers, 13 shopping centers owned through its grocery anchored joint venture (R2G) and 48 retail properties owned through its net lease joint venture (RGMZ) and one net lease retail property that was held for sale by the Company which together represent 15.0 million square feet (“SF”) of GLA.  Our wholly-owned properties comprised approximately 10.7 million square feet of GLA.

Property Name	Location City	State	Ownership %	Year Built / Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Major Tenants (2)
Atlanta [MSA Rank 9]
Holcomb Center	Alpharetta	GA	100%	1986/1996/2010	107,193	16.5%	$11.86
Newnan Pavilion	Newnan	GA	100%	1998/2021/2013	353,393	98.1%	10.79	Aldi, Conn's Home Plus (3), Kohl's, PetSmart, Ross Dress for Less, (Home Depot)
Peachtree Hill	Duluth	GA	100%	1986/2015/NA	89,075	97.6%	21.35	LA Fitness, (Kroger)
Promenade at Pleasant Hill	Duluth	GA	100%	1993/2004/NA	257,972	100.0%	12.19	BioLife Plasma Services, K1 Speed, LA Fitness, Publix
Woodstock Square	Woodstock	GA	100%	2001/2021/NA	218,859	98.4%	15.19	Kohl's, Office Max, Old Navy, PetSmart, Ulta Salon, (Target)
Austin [MSA Rank 29]
Lakehills Plaza	Austin	TX	100%	1980/2019/2019	75,910	89.7%	29.15	TruFusion, Veterinary Emergency & Referral Group(3), (Target)
Baltimore [MSA Rank 21]
Crofton Centre	Crofton	MD	100%	1974/2015/NA	252,230	96.1%	10.28	Ace Hardware, At Home, Dollar Tree, Giant, Gold's Gym
Boston [MSA Rank 11]
Brookline Village	Brookline	MA	100%	1990/2022/2015	10,565	100.0%	35.69
Northborough Crossing	Northborough	MA	100%	2011/2021/NA	324,140	97.8%	13.20	Homesense, Kohl's, Marshalls/Home Goods(3), Michaels, Old Navy, PetSmart, Sierra(3), TJ Maxx, Ulta Beauty, (BJ's Wholesale Club), (Dick's Sporting Goods), (Wegmans)
The Crossings	Newington	NH	100%	1974/2022/2017	509,749	95.1%	16.88	Aldi, Barnes & Noble, Best Buy, Dick's Sporting Goods, Kohl's, McGovern Auto, Michaels, Old Navy, PetSmart, Regal Cinemas, Staples, Trader Joe's, Ulta Beauty
Chicago [MSA Rank 3]
Deer Grove Centre	Palatine	IL	100%	1997/2013/2013	209,256	84.8%	9.25	Dollar Tree, Hobby Lobby, Kids Empire(3), Petco, Ross Dress for Less, T.J. Maxx, (Aldi), (Target)
Cincinnati [MSA Rank 30]
Bridgewater Falls	Hamilton	OH	100%	2005/2014/NA	503,351	92.7%	14.71	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, J.C. Penney, Michaels, Old Navy, PetSmart, Staples, T.J. Maxx, Ulta Beauty, (Target)
Buttermilk Towne Center	Crescent Springs	KY	100%	2005/2014/NA	183,020	97.9%	13.46	Field & Stream, LA Fitness, Petco, Remke Market, (Home Depot)
Deerfield Towne Center	Mason	OH	100%	2004/2013/2018	469,180	89.8%	21.18	Ashley Furniture HomeStore, Barnes & Noble, Bed Bath & Beyond, buybuy Baby, CoHatch, Crunch Fitness, Dick's Sporting Goods, Regal Cinemas, Ulta Beauty, Whole Foods Market
Columbus [MSA Rank 32]
Olentangy Plaza	Columbus	OH	100%	1981/2015/1997	252,199	90.3%	13.55	Aveda Institute Columbus, BioLife Plasma Services, Dollar Tree, Eurolife Furniture, Marshalls, Micro Center

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Major Tenants (2)
Denver [MSA Rank 19]
Front Range Village	Fort Collins	CO	100%	2008/2014/NA	471,628	98.6%	20.71	2nd and Charles, Burlington Coat Factory, Cost Plus World Market, DSW, Microsoft Corporation, Nike, Staples, Ulta Beauty, Urban Air Adventure Park, Zone Athletic Clubs, (Fort Collins Library), (Lowes), (Sprouts Farmers Market), (Target)
Detroit [MSA Rank 14]
Clinton Pointe	Clinton Township	MI	100%	1992/2003/NA	135,450	78.2%	10.38	Dollar Tree, Famous Footwear, OfficeMax, Planet Fitness, T.J. Maxx, (Target)
Hunter's Square	Farmington Hills	MI	100%	1988/2013/NA	352,772	83.6%	16.74	Bed Bath & Beyond, buybuy Baby, Dollar Tree, DSW, Marshalls, Old Navy, Saks Fifth Avenue Off 5th, T.J. Maxx
Southfield Plaza	Southfield	MI	100%	1969/1996/2003	190,099	94.4%	9.63	Big Lots, Burlington Coat Factory, Forman Mills
West Oaks I Shopping Center	Novi	MI	100%	1979/1996/2004	259,183	100.0%	18.10	DSW, Gardner White Furniture, Home Goods, Michaels, Nordstrom Rack, Old Navy, The Container Store
West Oaks II Shopping Center	Novi	MI	100%	1986/1996/2000	191,015	91.6%	19.56	Burlington Coat Factory(3), Jo-Ann, Marshalls, (ABC Warehouse), (Bed Bath & Beyond), (Bob's Discount Furniture), (Kohl's), (Value City Furniture)
Winchester Center	Rochester Hills	MI	100%	1980/2013/NA	315,856	96.2%	12.62	Bed Bath & Beyond, Burlington Coat Factory, Crossfit Maven, Dick's Sporting Goods, Marshalls, Michaels, PetSmart
Indianapolis [MSA Rank 33]
Merchants' Square	Carmel	IN	100%	1970/2010/2014	232,284	92.3%	15.70	Aveda Fredric's Institute, Cost Plus World Market, Flix Brewhouse, Petco, Planet Fitness
Jacksonville [MSA Rank 39]
Parkway Shops	Jacksonville	FL	100%	2013/2008/NA	144,114	100.0%	12.07	Dick's Sporting Goods, Hobby Lobby, Marshalls, (Aldi), (Wal-Mart Supercenter)
River City Marketplace	Jacksonville	FL	100%	2005/2005/NA	632,050	98.9%	18.88
Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy, BJs Wholesale Club(3), Burlington Coat Factory, Dollar Tree, Duluth Trading, Michaels, OfficeMax, Old Navy, PetSmart, Ross Dress for Less, Sportsman's Warehouse, (Aldi), (Lowe's), (Wal-Mart Supercenter)

Miami [MSA Rank 7]
Marketplace of Delray	Delray Beach	FL	100%	1981/2013/2010	213,202	66.3%	17.58	Dollar Tree, Office Depot, Ross Dress for Less
West Broward Shopping Center	Plantation	FL	100%	1965/2013/NA	129,426	72.0%	12.81	Badcock, DD's Discounts, Dollar Tree, US Post Office, (Walgreens)
Milwaukee [MSA Rank 40]
Nagawaukee Center	Delafield	WI	100%	1994/2012-13/NA	220,083	100.0%	16.12	HomeGoods, Kohl's, Marshalls, Sierra Trading Post, (Sentry Foods)
West Allis Towne Centre	West Allis	WI	100%	1987/1996/2011	326,223	86.0%	10.94	Burlington Coat Factory, Citi Trends, Dollar Tree, Harbor Freight Tools, Hobby Lobby, Ross Dress for Less, Xperience Fitness

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Major Tenants (2)
Minneapolis [MSA Rank 16]
Centennial Shops	Edina	MN	100%	2008/2016/NA	85,230	96.0%	43.66	Pinstripes, The Container Store, West Elm
Woodbury Lakes	Woodbury	MN	100%	2005/2014/NA	360,119	92.9%	20.13	Alamo Drafthouse Cinema, buybuy Baby, DSW, GAP, H&M, Michaels, Victoria's Secret, (Trader Joe's)
Nashville [MSA Rank 36]
Bellevue Plaza	Nashville	TN	100%	2002/2021/NA	77,099	97.9%	13.41	Bed Bath & Beyond, Petco, Planet Fitnees
Providence Marketplace	Mt. Juliet	TN	100%	2006/2017/NA	622,706	99.9%	13.85
Belk, Best Buy, Books A Million, Dick's Sporting Goods, Ferguson Bath, Kitchen and Lighting Gallery(3), J.C. Penney, JoAnn Fabrics, Old Navy, PetSmart, Regal Cinema, Ross Dress for Less, Staples, T.J. Maxx/HomeGoods, (Kroger), (Target)

St. Louis [MSA Rank 20]
Central Plaza	Ballwin	MO	100%	1970/2012/2012	163,625	95.7%	12.46	buybuy Baby, Dollar Tree, Jo-Ann, Old Navy, Ross Dress for Less
Deer Creek Shopping Center	Maplewood	MO	100%	1975/2013/2013	208,122	98.5%	10.89	buybuy Baby, Club Fitness, Dollar Tree, Jo-Ann, Marshalls, Ross Dress for Less
Heritage Place	Creve Coeur	MO	100%	1989/2011/2005	269,272	99.0%	15.22	Dierbergs Markets, Dollar Tree, Marshalls, Office Depot, Petco, T.J. Maxx
Tampa [MSA Rank 18]
Cypress Point	Clearwater	FL	100%	1983/2013/NA	167,862	99.5%	13.18	At Home, The Fresh Market
Highland Lakes	Palm Harbor	FL	100%	1979/2021/NA	81,004	98.5%	15.38	Michaels
Lakeland Park Center	Lakeland	FL	100%	2014/NA/NA	219,390	100.0%	14.68	Dick's Sporting Goods, Floor & Décor, Old Navy, Petsmart, Ross Dress for Less, Ulta Beauty, (Northern Tool), (Target)
Shoppes of Lakeland	Lakeland	FL	100%	1985/1996/NA	179,470	100.0%	14.15	Ashley Furniture HomeStore, Dollar Tree, Michaels, Petco, Staples, T.J. Maxx, (Target)
Village Lakes Shopping Center	Land O' Lakes	FL	100%	1987/1997/NA	168,048	100.0%	11.17	Bealls Outlet, Dollar Tree, Marshalls, Ross Dress for Less, You Fit Health Club
Properties Not in Top 40 MSA's
Spring Meadows Place	Holland	OH	100%	1987/1996/2005	314,514	89.3%	11.66	Ashley Furniture HomeStore, Big Lots, Dollar Tree, DSW, Guitar Center, HomeGoods, Michaels, OfficeMax, PetSmart, T.J. Maxx, (Best Buy), (Dick's Sporting Goods), (Sam's Club), (Target), (Wal-Mart)
Treasure Coast Commons	Jensen Beach	FL	100%	1996/2013/NA	91,656	100.0%	12.33	Barnes & Noble, Beall's Outlet Store, Dick's Sporting Goods
Vista Plaza	Jensen Beach	FL	100%	1998/2013/NA	109,761	100.0%	15.22	Bed Bath & Beyond, Michaels, Total Wine & More
CONSOLIDATED SHOPPING CENTERS TOTAL/AVERAGE					10,747,355	93.6%	$15.31

Property Name	Location City	State	Ownership %	Year Built /Acquired / Redeveloped	Total GLA	% Leased	Average base rent per leased SF (1)	Major Tenants (2)
JOINT VENTURE PORTFOLIO
Coral Creek Shops	Coconut Creek	FL	51.5%	1992/2002/NA	112,736	97.2%	21.34	Advance Auto Parts, Publix
East Lake Woodlands	Palm Harbor	FL	51.5%	1982/2021/NA	104,431	93.1%	18.65	Walgreens, Wal-Mart
Mary Brickell Village	Miami	FL	51.5%	2006/2022/NA	199,271	94.4%	46.19	LA Fitness, Publix
Mission Bay Plaza	Boca Raton	FL	51.5%	1989/2013/NA	261,476	98.3%	28.07	Baptist Emergency Health(3), Dick's Sporting Goods, LA Fitness, Party Tyme World, The Fresh Market
South Pasadena	South Pasadena	FL	51.5%	1959/2021/1971	163,746	97.2%	13.50	Ace Hardware, Bealls, CVS, Wal-Mart
The Crossroads	Royal Palm Beach	FL	51.5%	1988/2002/NA	129,289	98.2%	26.10	Dollar Tree, Publix(3), Walgreens
Bedford Marketplace	Bedford	MA	51.5%	1966/2021/2016	153,727	94.3%	21.27	Marshalls, Whole Foods Market
Dedham Mall	Dedham	MA	51.5%	1960/2021/NA	510,420	95.7%	19.68	Ashbrook Furniture, At Home, Bob's Discount Furniture, Burlington Coat Factory, Dick's Sporting Goods, DSW, Old Navy, Super Stop & Shop, TJ Maxx, Total Wine(3)
Village Shoppes at Canton	Canton	MA	51.5%	1966/2021/2001	283,842	85.7%	20.26	CVS, Marshalls, Shaws Supermarket, Wow Workout World
The Shops at Old Orchard	West Bloomfield	MI	51.5%	1972/2013/2011	96,798	100.0%	20.04	Plum Market
Troy Marketplace	Troy	MI	51.5%	2000/2013/2010	249,466	97.7%	22.11	Amazon.com, Golf Galaxy, LA Fitness, Nordstrom Rack, PetSmart, (REI)
Town & Country Crossing	Town & Country	MO	51.5%	2008/2011/2011	188,020	97.7%	27.12	HomeGoods, REI, Whole Foods Market, (Target)
The Shops on Lane Avenue	Upper Arlington	OH	51.5%	1952/2015/2004	184,280	94.7%	26.82	Bed Bath & Beyond, CoHatch, Ulta Beauty, Whole Foods Market
Net Lease Portfolio - RGMZ Venture REIT LLC	Various	N/A	6.4%	Various	1,594,114	97.1%	12.51
AGGREGATE PORTFOLIO TOTAL/AVERAGE					14,978,971	93.8%	$16.22

(1) Average base rent per SF is calculated based on annual minimum contractual base rent pursuant to the tenant lease, excluding percentage rent, recovery income from tenants, and is net of tenant concessions. Percentage rent and recovery income from tenants is presented separately in our condensed consolidated statements of operations and comprehensive income (loss) statement.
(2) Tenants in parenthesis represent non-company owned GLA.
(3) Signed not commenced.

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

The following table sets forth as of December 31, 2022 the breakdown of GLA between anchor and small shop tenants, of our wholly-owned properties portfolio comprised of 44 properties, the pro-rata share of the 13 shopping centers owned through R2G, the pro-rata share of 48 retail properties owned through RGMZ and the pro-rata share of one net lease retail property that was held for sale as of December 31, 2022 (the “aggregate pro-rata portfolio”):

Type of Tenant	Annualized Base Rent	% of Total Annualized Base Rent	GLA	% of Total GLA
Anchor (1)	$101,755,468	57.1%	8,692,489	71.2%
Small Shop (2)	76,320,283	42.9%	3,514,931	28.8%
Total	$178,075,751	100.0%	12,207,420	100.0%

(1) Anchor tenant is defined as any tenant leasing 10,000 square feet or more.
(2) Small shop tenant is defined as any tenant leasing less than 10,000 square feet.

The following table provides, as of December 31, 2022, information regarding leases with the 25 largest retail tenants (in terms of annualized base rent) for the aggregate pro-rata portfolio:

Tenant Name	Credit Rating S&P/Moody's (1)	Number of Leases	Number of Leases in the R2G Portfolio	GLA	% of Total Company Owned GLA	Total Annualized Base Rent	Annualized Base Rent / SF	% of Annualized Base Rent
TJX Companies (2)	A/A2	27	4	779,694	6.4%	$8,869,945	$11.38	5.0%
Dick's Sporting Goods (3)	BBB/Baa3	13	4	512,218	4.2%	6,576,390	12.84	3.7%
Regal Cinemas	D/--	3	—	173,090	1.4%	4,364,720	25.22	2.5%
Bed Bath & Beyond (4)	SD/Ca	12	1	361,140	3.0%	4,117,389	11.40	2.3%
LA Fitness	B-/B3	6	3	192,171	1.6%	3,641,133	18.95	2.0%
Michaels Stores	B-/B2	11	—	257,339	2.1%	3,532,781	13.73	2.0%
PetSmart	B/B1	11	1	218,473	1.8%	3,452,066	15.80	1.9%
Kohl's	BB+/Ba1	6	—	461,854	3.8%	3,412,088	7.39	1.9%
Gap, Inc. (5)	BB/Ba2	16	3	203,442	1.7%	3,406,215	16.74	1.9%
Burlington Coat Factory	BB+/Ba2	7	1	281,633	2.3%	3,234,347	11.48	1.8%
ULTA Salon	--/--	11	1	110,548	0.9%	2,792,878	25.26	1.6%
Ross Stores (6)	BBB+/A2	11	—	288,354	2.4%	2,759,732	9.57	1.5%
Five Below	--/--	15	2	123,859	1.0%	2,229,211	18.00	1.3%
Best Buy	BBB+/A3	4	—	136,532	1.1%	2,216,528	16.23	1.2%
Amazon.com (7)	AA/A1	5	4	115,915	0.9%	2,122,884	18.31	1.2%
DSW	--/--	6	1	104,646	0.9%	2,116,995	20.23	1.2%
Jo-Ann Fabrics and Craft Stores	B-/B3	5	—	153,188	1.3%	1,961,089	12.80	1.1%
At Home	B-/Caa1	3	1	225,985	1.9%	1,845,832	8.17	1.0%
Dollar Tree	BBB/Baa2	18	2	175,714	1.4%	1,835,724	10.45	1.0%
Office Depot (8)	--/--	6	—	140,394	1.2%	1,831,042	13.04	1.0%
Pinstripes	--/--	1	—	32,414	0.3%	1,600,000	49.36	0.9%
Ashley Furniture HomeStore	--/--	4	—	147,778	1.2%	1,503,195	10.17	0.8%
Ahold Delhaize (9)	BBB/Baa1	4	3	100,346	0.8%	1,343,289	13.39	0.8%
The Container Store	B/B1	2	—	45,011	0.4%	1,309,159	29.09	0.7%
Staples	B/B3	4	—	79,538	0.7%	1,218,769	15.32	0.7%
Total top 25 tenants		211	31	5,421,276	44.7%	$73,293,401	$13.52	41.0%

(1)Source: Latest Company filings, as of December 31, 2022, per CreditRiskMonitor, Standard and Poors, and Moody's. Credit ratings relate to the parent or other affiliated entity that has obtained a rating and may not relate solely to the entities that are financially responsible for the lease.
(2)Marshalls (11) / TJ Maxx (10) / HomeGoods (4) / Sierra Trading Post (1) / Homesense (1)
(3)Dick's Sporting Goods (11) / Field & Stream (1) / Golf Galaxy (1)
(4)Bed Bath & Beyond (8) / Buy Buy Baby (4)
(5)Old Navy (11) / Gap (1) / Banana Republic (1) / Athleta (3)
(6)Ross Dress for Less (10) / DD's Discounts (1)
(7)Amazon.com (1)/ Whole Foods (4)
(8)OfficeMax (4) / Office Depot (2)
(9)Giant (1) / Hannaford Bros. Co. LLC (1), Stop & Shop (2)

Lease Expirations

The following tables set forth a schedule of lease expirations for the aggregate pro-rata portfolio, for each of the next ten years and thereafter, assuming that no renewal options are exercised:

ALL TENANTS

Expiring Leases As of December 31, 2022
Year	Number of Leases	GLA	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
2023	175	639,188	$20.42	$13,051,121	7.3%
2024	204	1,405,549	14.78	20,770,295	11.7%
2025	160	1,456,887	15.77	22,973,781	12.9%
2026	200	1,925,240	15.78	30,371,589	17.1%
2027	173	1,244,429	17.26	21,482,513	12.1%
2028	144	1,300,011	16.48	21,425,863	12.0%
2029	117	904,945	14.90	13,486,517	7.6%
2030	62	477,315	18.20	8,684,914	4.9%
2031	73	385,487	16.57	6,388,514	3.6%
2032	80	550,481	16.84	9,270,967	5.2%
2033+	60	596,721	14.44	8,613,916	4.7%
Tenants month to month	33	94,157	16.52	1,555,761	0.9%
Sub-Total	1,481	10,980,410	$16.22	$178,075,751	100.0%
Leased (2)	49	473,234	N/A	N/A	N/A
Vacant	199	753,776	N/A	N/A	N/A
Total	1,729	12,207,420	N/A	$178,075,751	100.0%

(1) Annualized Base Rent is based upon rents currently in place.
(2) Includes signed leases where rent has not yet commenced.

 ANCHOR TENANTS (greater than or equal to 10,000 square feet)

Expiring Anchor Leases As of December 31, 2022
Year	Number of Leases	GLA	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
2023	12	296,238	$13.65	$4,043,922	4.0%
2024	39	971,469	10.77	10,465,166	10.3%
2025	41	1,123,617	13.46	15,122,682	14.9%
2026	53	1,531,495	12.75	19,533,125	19.2%
2027	38	902,811	13.68	12,347,907	12.1%
2028	39	1,013,047	14.01	14,195,176	14.0%
2029	22	665,985	11.37	7,568,973	7.4%
2030	14	350,025	13.77	4,819,385	4.7%
2031	13	249,093	11.51	2,867,053	2.8%
2032	13	381,106	10.91	4,157,226	4.1%
2033+	30	518,108	12.18	6,309,498	6.2%
Tenants month to month	2	42,979	7.57	325,355	0.3%
Sub-Total	316	8,045,973	$12.65	$101,755,468	100.0%
Leased (2)	11	355,790	N/A	N/A	N/A
Vacant	14	290,726	N/A	N/A	N/A
Total	341	8,692,489	N/A	$101,755,468	100.0%

(1) Annualized Base Rent is based upon rents currently in place.
(2) Includes signed leases where rent has not yet commenced.

SMALL SHOP TENANTS (less than 10,000 square feet)

Expiring Small Shop Leases As of December 31, 2022
Year	Number of Leases	GLA	Average Annualized Base Rent	Total Annualized Base Rent (1)	% of Total Annualized Base Rent
			(per square foot)
2023	163	342,950	$26.26	$9,007,199	11.8%
2024	165	434,080	23.74	10,305,129	13.5%
2025	119	333,270	23.56	7,851,099	10.3%
2026	147	393,745	27.53	10,838,464	14.2%
2027	135	341,618	26.74	9,134,606	12.0%
2028	105	286,964	25.20	7,230,687	9.5%
2029	95	238,960	24.76	5,917,544	7.8%
2030	48	127,290	30.37	3,865,529	5.1%
2031	60	136,394	25.82	3,521,461	4.6%
2032	67	169,375	30.19	5,113,741	6.7%
2033+	30	78,613	29.31	2,304,418	3.0%
Tenants month to month	31	51,178	24.04	1,230,406	1.5%
Sub-Total	1,165	2,934,437	$26.01	$76,320,283	100.0%
Leased (2)	38	117,444	N/A	N/A	N/A
Vacant	185	463,050	N/A	N/A	N/A
Total	1,388	3,514,931	N/A	$76,320,283	100.0%

(1) Annualized Base Rent is based upon rents currently in place.
(2) Includes signed leases where rent has not yet commenced.

Land Available for Development

At December 31, 2022, our three largest development sites, Parkway Shops, Lakeland Park Center and Hartland Towne Square, had environmental phase one assessments completed. It is our policy to start construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate. At December 31, 2022, we had received entitlements at our Parkway Shops site. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers.

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

The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value, when the fair value is determined to be less than the asset's carrying value. During 2022 and 2021, we did not record any impairment charges on land available for development. During 2020, we recorded an impairment provision of $0.6 million related to a land parcel that was ultimately sold. Refer to Note 1 of the notes to the consolidated financial statements in this report for further information related to impairment provisions.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are currently listed and traded on the NYSE under the symbol “RPT”.  On February 9, 2023, the closing price of our common shares on the NYSE was $10.19.

Sale of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2022.

Issuer Purchases of Equity Securities

Common share repurchases during the quarterly period ended December 31, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 to October 31, 2022	—	$—	—	—
November 1, 2022 to November 30, 2022	—	—	—	—
December 1, 2022 to December 31, 2022	217	10.37	—	—
Total	217	$10.37	—	—

During the quarterly period ended December 31, 2022, we withheld 217 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted share awards. The value of the common shares withheld was based on the closing price of our common shares on the applicable vesting date.

Shareholder Return Performance Graph

The following line graph sets forth the cumulative total return on a $100 investment (assuming the reinvestment of dividends, if any) in each of our common shares, the NAREIT Equity Index, the S&P 500 Index, the Russell 2000 Index and the S&P SmallCap 600 Index for the period December 31, 2017 through December 31, 2022.  The stock price performance shown is not necessarily indicative of future price performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

Comparison of 5 Year Cumulative Total Return
Index Value
200
175
150
125
100
75
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
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

Holders

The number of holders of record of our common shares was 942 at February 9, 2023.  A substantially greater number of holders are beneficial owners whose shares of record are held by banks, brokers and other financial institutions.

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
For information on our equity compensation plans as of December 31, 2022, refer to Item 12 of Part III of this report and Note 15 of the notes to the consolidated financial statements included in this report.

Item 6. Reserved
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto, and the comparative summary of selected financial data included in this report.

Overview

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. As of December 31, 2022, the Company's property portfolio consisted of 44 wholly-owned shopping centers, 13 shopping centers owned through its grocery anchored joint venture (R2G), 48 retail properties owned through its net lease joint venture (RGMZ) and one net lease retail property that was held for sale by the Company which together represent 15.0 million square feet of GLA. As of December 31, 2022, the Company's pro-rata share of the aggregate portfolio was 93.8% leased.

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

•Maintain a strong, flexible and investment grade balance sheet. Our strategy is to maintain low leverage and high liquidity, proactively manage and stagger our debt maturities, limit exposure to floating interest rate risk and retain access to diverse sources of capital to support the business in any environment.

•Retain motivated, talented and high performing employees. To facilitate the attraction, retention and promotion of a talented and diverse workforce, we provide competitive compensation, best-in-class benefits and health and wellness programs, and champion programs that build connections between our employees and the communities where they live and at the properties we own.

The following highlights the Company's significant transactions, events and results that occurred during the year ended December 31, 2022:

Financial Results:

•Net income available to common shareholders was $77.3 million, or $0.89 per diluted share, for the year ended December 31, 2022, as compared to $61.9 million, or $0.75 per diluted share, for the same period in 2021.
•FFO was $95.8 million, or $1.02 per diluted share, for the year ended December 31, 2022, as compared to $70.2 million, or $0.85 per diluted share, for the same period in 2021.
•Operating FFO was $97.9 million, or $1.04 per diluted share, for the year ended December 31, 2022, as compared to $78.4 million, or $0.95 per diluted share, for the same period in 2021.
•Same property net operating income increased 4.3% for the year ended December 31, 2022, as compared to the same period in 2021.
•Executed 307 new leases and renewals, totaling approximately 2.2 million square feet in the aggregate portfolio.
•As of December 31, 2022, the Company's aggregate portfolio leased rate was 93.8% as compared to 93.1% at December 31, 2021.

Acquisition Activity (See Note 4 and Note 6 of the notes to consolidated financial statements in this report):

•Acquired two multi-tenant operating properties for the aggregate purchase price of $110.2 million.
•Our R2G joint venture acquired one multi-tenant operating property for a purchase price of $212.4 million.
•Our RGMZ joint venture made three portfolio acquisitions for the aggregate purchase price of $50.8 million.

Disposition Activity (See Note 4 and Note 6 of the notes to consolidated financial statements in this report):

•Disposed of three multi-tenant operating properties and three land parcels for aggregate gross proceeds $100.4 million. These transactions resulted in an aggregate gain on sale of real estate of $21.1 million.
•Contributed two shopping centers valued at $162.7 million to our R2G joint venture. Upon contribution, the Company received $76.0 million in net cash proceeds in exchange for the 48.5% share of the shopping centers that were acquired by our other joint venture partner. These transactions resulted in an aggregate gain on sale of real estate of $62.2 million.
•Contributed three properties valued at $21.8 million to our RGMZ joint venture. Upon sale to RGMZ, the Company received $20.1 million in net cash proceeds. These transactions resulted in a net gain on the sale of real estate of $5.5 million.

Inflation

A significant portion of our operating expenses are sensitive to inflation. Prior to 2021, inflation was low and had a minimal impact on our operating and financial performance; however, inflation significantly increased in 2021 and 2022 and may continue to be elevated or increase further. Our long-term leases generally contain contractual rent escalations and operating expenses are typically recoverable through our lease arrangements, which allow us to pass through substantially all operating expenses to our tenants, thereby mitigating some of the adverse impact of inflation. As of December 31, 2022, approximately 66% of our existing leases (on a gross leasable area basis) were triple net leases, which allow us to recover operating expenses. Of our remaining leases approximately 31% provide for recoveries of operating expenses at a fixed amount of which the majority have annual escalations ranging from 3% to 5%. During inflationary periods, we expect to recover increases in operating expenses from approximately 97% of our existing leases. We do have some exposure to increases in certain non-reimbursable property operating expenses, including expenses incurred on vacant units. However, we do not believe that inflation would result in a significant adverse effect on our net operating income, results of operations, and operating cash flows at the property level.

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

Also, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings, which as of December 31, 2022, was 4% of our total debt. Therefore, we do not expect that the effect of inflation on our interest expense would have a material adverse impact on our financing costs in the short term, but it could increase our financing costs over time as we refinance our existing long-term borrowings, or incur additional interest related to the issuance of incremental debt.

We have long-term lease agreements with our tenants, of which 7% - 13% (based on annualized base rent) expire each year over the next three years. We believe these annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation. However, it is possible that during higher inflationary periods, the impact of inflation will not be adequately offset by the resetting of rents from our renewal and re-leasing activities or our annual rent escalations. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect to our business, financial condition, results of operations, and cash flows.

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

Additionally, we assess the collectability of our accounts receivable from specific tenants on an ongoing basis, analyze historical experience, customer creditworthiness, current economic trends and changes in tenant payment terms when evaluating the likelihood of tenant payment.  For operating leases in which collectability of rental income is not considered probable, rental income is recognized on a cash basis and allowances are taken for those balances that we have reason to believe may be uncollectible in the period it is determined not to be probable of collection. At December 31, 2022 and 2021, our accounts receivable were $19.9 million and $24.0 million, respectively, net of allowances for doubtful accounts of $8.5 million and $13.1 million, respectively. In the event that our collectibility determinations were not accurate and we were required to write off additional receivables equaling 1% of our rental income for the year ended December 31, 2022, our rental income and net income would decrease by $2.1 million.

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

During the year ended December 31, 2022, we acquired two properties with a total purchase price of $110.2 million. Utilizing the acquisition method we allocated $2.2 million, or approximately 2% of the total purchase price, to above market lease intangible and we allocated $3.9 million, or approximately 4% of the total purchase price, to below market lease intangible liabilities. If the amounts allocated in 2022 to below market lease intangible liabilities and building and improvements were each increased by 5% of the total purchase price, annual below market lease intangible liability amortization increasing rental income would increase by approximately $0.3 million (using the weighted average life of below market intangible liabilities at each respective acquired property) and annual depreciation expense would increase by approximately $0.1 million (using a depreciable life of 40 years). Likewise, if the amounts allocated in 2022 to above market lease intangible assets were increased by 5% and the amount allocated in 2022 to building and improvements was decreased by a corresponding 5% of the total purchase price, annual above market lease intangible asset amortization decreasing rental income would increase by approximately $0.4 million (using the weighted average life of above market intangible assets at each respective acquired property) and annual depreciation expense would decrease by approximately $0.1 million (using a depreciable life of 40 years).

Impairment of Real Estate Investments

We review our investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable.  These changes in circumstances include, but are not limited to, changes in occupancy, rental rates, tenant sales, net operating income, geographic location, real estate values and expected holding period.  The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  To the extent a project or an individual component of the project, is no longer considered to have value, the related capitalized costs are charged against operations. We recognize an impairment of an investment in real estate when the estimated undiscounted cash flows are less than the net carrying value of the property. Our real estate properties typically have a long life, and therefore, the assumptions used to estimate the future recoverability of the carrying value requires significant management judgment, including making estimates for the anticipated future hold period. A change in the expected holding period from a long-term hold to a short-term would cause a significant change in the undiscounted cash flows and could result in an impairment charge for certain of our properties. If it is determined that an investment in real estate or an equity investment is impaired, then the carrying value is reduced to the estimated fair value as determined by cash flow models and discount rates or comparable sales in accordance with our fair value measurement policy.

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

Impairment may be impacted by unfavorable macroeconomic conditions, which may result in property operational disruption and indicate that the carrying amount may not be recoverable. Refer to Note 1 of the notes to the consolidated financial statements in this report.

Results of Operations

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items that have significantly changed during the year ended December 31, 2022 as compared to 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
	(In thousands)
Total revenue	$217,656	$213,488	$4,168	2.0%
Real estate taxes	27,517	32,816	(5,299)	(16.1)%
Recoverable operating expenses	28,642	25,452	3,190	12.5%
Non-recoverable operating expense	10,547	10,009	538	5.4%
Depreciation and amortization	79,456	72,254	7,202	10.0%
Transaction costs	4,937	607	4,330	NM
General and administrative expense	36,697	32,328	4,369	13.5%
Provision for impairment	—	17,201	(17,201)	NM
Gain on sale of real estate	88,938	88,915	23	NM
Earnings from unconsolidated joint ventures	1,159	3,995	(2,836)	(71.0)%
Interest expense	35,589	37,025	(1,436)	(3.9)%
Loss on extinguishment of debt	(121)	(8,294)	8,173	NM

NM - Not meaningful
Total revenue in 2022 increased $4.2 million, or 2.0%, from 2021.  The increase is primarily due to the following:
•$16.5 million increase due to properties acquired since the prior period;
•$3.0 million increase due to decreased rental income not probable of collection and abatements in the current period primarily due to the impact of the COVID-19 pandemic in the prior period;
•$2.1 million increase related to management and leasing fees collected from our unconsolidated joint ventures, primarily as a result of acquisitions by R2G;
•$1.5 million increase from acceleration of below market leases in the current period attributable to tenants who vacated prior to the original estimated lease end date;
•$1.0 million increase related to our existing centers largely attributable to higher minimum rent from contractual rent increases and lease renewals; and
•$0.3 million increase in bankruptcy income; partially offset by
•$19.8 million decrease related to properties disposed since the prior period, including those properties that were contributed to RGMZ and R2G;
•$0.6 million decrease due to higher lease termination income in the prior period; and
•$0.2 million decrease related to straight-line rent reserve adjustments recorded in the prior period.
Real estate tax expense in 2022 decreased by $5.3 million, or (16.1)% from 2021, primarily due to the impact of properties disposed since the prior period, including those properties that were contributed to RGMZ and R2G, as well as lower net expense at our existing properties. These decreases were partially offset by increases associated with properties acquired since the prior period.

Recoverable operating expense in 2022 increased by $3.2 million, or 12.5% from 2021, primarily due to increases associated with properties acquired since the prior period, as well as higher common area maintenance expenses at existing properties. These increases were partially offset by properties disposed since the prior period.

Non-recoverable operating expense in 2022 increased by $0.5 million, or 5.4% from 2021, primarily due to increases in expenses associated with properties acquired since the prior period, partially offset by a decrease in legal expenses in the current period.

Depreciation and amortization expense in 2022 increased by $7.2 million, or 10.0%, from 2021.  The increase is primarily a result of increased expense associated with properties acquired since the prior period, higher asset write offs in the current period for tenant lease terminations prior to their original estimated term, and higher asset write offs in the current period associated with the demolition of a portion of one of our properties in anticipation of near-term redevelopment and construction. These increases were partially offset by properties disposed since the prior period.

During 2022, we recorded transaction costs of $4.9 million, primarily related to fees paid by the Company associated with the early termination of an existing tenant which did not qualify for capitalization as an initial direct cost in accordance with ASC 842, as well as professional fees associated with a property acquisition that was terminated during the current period. During 2021, the Company recorded transaction costs of $0.6 million, primarily related to professional fees associated with property acquisitions that were terminated during the prior period.

General and administrative expense in 2022 increased by $4.4 million, or 13.5% from 2021, primarily as a result of higher wages and payroll related expenses, higher legal and professional fees associated with the amendment of our credit agreement and note purchase agreement amendments, higher stock-based compensation expense, and higher travel expense in the current period. These increases were partially offset by lower incentive pay in the current period.

During 2021, we recorded an impairment provision totaling $17.2 million related to shopping centers classified as income producing. The prior period adjustment was triggered by changes in the expected hold period assumptions related to such shopping centers. Refer to Note 1 of the notes to the consolidated financial statements in this report for further information related to impairment provisions.

The Company had gains on real estate disposals of $88.9 million in both 2022 and 2021. The current period activity is primarily related to the sale of five previously wholly-owned shopping centers, as well as contributions of net lease assets to RGMZ. Refer to Note 4 of the notes to the consolidated financial statements in this report for further detail on dispositions.

Earnings from unconsolidated joint ventures in 2022 decreased $2.8 million, or (71.0)% from 2021, primarily due to asset write offs in the current period associated with the demolition of a portion of one of R2G's properties in anticipation of near-term redevelopment and construction. These decreases were partially offset by increases associated with acquisition activity by our unconsolidated joint ventures since the prior period.

Interest expense in 2022 decreased by $1.4 million, or (3.9)%, from 2021. The Company had a 4.2% decrease in our average outstanding debt, as well as a 10 basis point decrease in our weighted average interest rate. The decrease in our average outstanding debt is the result of the repayment of mortgages in November 2021 and October 2022. As of December 31, 2022, the Company had $35.0 million outstanding on our revolving credit facility.

During 2022, we recorded a loss on extinguishment of debt of $0.1 million, which represented the write-off of unamortized deferred financing costs associated with certain lenders in conjunction with the amendment of the credit agreement. During 2021, we recorded a loss on extinguishment of debt of $8.3 million, which was primarily related to prepayment penalties associated with our senior unsecured notes that were repaid in November 2021.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

The following summarizes certain line items from our audited statements of operations which we believe are important in understanding our operations and/or those items which have significantly changed during the year ended December 31, 2021 as compared to 2020:

	Year Ended December 31,
	2021	2020	Dollar Change	Percent Change
	(In thousands)
Total revenue	$213,488	$191,712	$21,776	11.4%
Real estate taxes	32,816	33,086	(270)	(0.8)%
Recoverable operating expenses	25,452	21,915	3,537	16.1%
Non-recoverable operating expenses	10,009	8,962	1,047	11.7%
Depreciation and amortization	72,254	77,213	(4,959)	(6.4)%
Transaction costs	607	186	421	NM
General and administrative expense	32,328	25,801	6,527	25.3%
Provision for impairment	17,201	598	16,603	NM
Insured expenses, net	—	(2,745)	2,745	NM
Gain on sale of real estate	88,915	318	88,597	NM
Earnings from unconsolidated joint ventures	3,995	1,590	2,405	151.3%
Interest expense	37,025	39,317	(2,292)	(5.8)%
Loss on extinguishment of debt	(8,294)	—	(8,294)	NM

NM - Not meaningful
Total revenue in 2021 increased by $21.8 million, or 11.4%, from 2020.  The decrease is primarily due to the following:
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

Real estate tax expense in 2021 decreased by $0.3 million, or (0.8)% from 2020, primarily due to lower net expense at our existing properties and decreases associated with properties that were contributed to RGMZ during the current period, partially offset by increases associated with properties acquired since the prior period.

Recoverable operating expense in 2021 increased by $3.5 million, or 16.1% from 2020, primarily due to higher common area maintenance expenses at existing properties as well as increases associated with properties acquired since the prior period, partially offset by decreases associated with properties that were contributed to RGMZ during the current period.

Non-recoverable operating expense in 2021 increased by $1.0 million, or 11.7% from 2020, primarily due to increases in expenses associated with properties acquired since the prior period as well as higher legal expenses in the current period.

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

General and administrative expense in 2021 increased $6.5 million, or 25.3%, from 2020.  The net increase is primarily the result of higher incentive pay, stock-based compensation and wage expense in the current period, partially offset by lower professional fees.

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

Gain on sale of real estate was $88.9 million in 2021. In the comparable period in 2020 we had a gain on sale of real estate of $0.3 million. The 2021 activity is primarily related to contributions to our RGMZ joint venture. Refer to Note 4 of the notes to the consolidated financial statements in this report for further detail on dispositions.

Earnings from unconsolidated joint ventures in 2021 increased $2.4 million from 2020, primarily due to acquisition activity by our unconsolidated joint ventures during the current period, transaction costs associated with terminated acquisitions that were incurred by our R2G joint venture during the prior period which did not recur and decreased rental income not probable of collection in the current period incurred by our R2G joint venture as a result of the COVID-19 pandemic.

Interest expense in 2021 decreased by $2.3 million, or (5.8)%, from 2020. The Company had a 8.5% decrease in our average outstanding debt, which was partially offset by a 10 basis point increase in our weighted average interest rate. The decrease in our average outstanding debt is the result of $225.0 million of borrowings in March 2020 on our revolving credit facility to strengthen the Company's liquidity position due to the COVID-19 pandemic, which the Company repaid in February 2021. As of December 31, 2021, the Company had $35.0 million outstanding on our revolving credit facility.

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

We believe our current capital structure provides us with the financial flexibility to fund our current capital needs. We intend to continue to enhance our financial and operational flexibility by extending the duration of our debt, laddering our debt maturities, limiting our exposure to floating interest rates and expanding our unencumbered asset base, and improving our leverage profile. In addition, we believe we have access to multiple forms of capital which includes unsecured corporate debt, secured mortgage debt, and preferred and common equity. However, there can be no assurances in this regard and additional financing and capital may not ultimately be available to us going forward, on favorable terms or at all.

At December 31, 2022 and 2021, we had $5.9 million and $14.0 million, respectively, in cash and cash equivalents and restricted cash and escrows.  Restricted cash generally consists of funds held in escrow by mortgage lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of December 31, 2022, we had no debt maturing in 2023, and we had $465.0 million of unused capacity under our $500.0 million revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. Refer to Note 8 of the notes to the consolidated financial statements in this report for further discussion on our covenants.

We expect development and capital improvements to range between $55.0 million and $65.0 million in 2023 compared to $29.4 million in 2022. The increase is primarily related to leasing capital expenditures and planned targeted remerchandising, as the Company had higher executed leasing volume in 2022 which resulted in a larger signed not commenced balance as of December 31, 2022.

On February 16, 2023, the Company reduced its workforce by approximately six percent. The Company expects to incur total one-time charges of approximately $1.0 million in connection with this workforce reduction and will recognize all of these charges in the first quarter of 2023. As a result of this workforce reduction, based on currently budgeted amounts, the Company anticipates expenses, exclusive of one-time charges, will be reduced by approximately $2.4 million for 2023.

We consolidate entities in which we own less than 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of FASB ASC 810.  From time to time, we enter into joint venture arrangements from which we believe we can benefit by owning a partial interest in one or more properties. As of December 31, 2022, our investments in unconsolidated joint ventures were approximately $423.1 million representing our ownership interest in two joint ventures. We accounted for these entities under the equity method. Refer to Note 6 of the notes to the consolidated financial statements in this report for further information regarding our equity investments in unconsolidated joint ventures. We are engaged by certain of our joint ventures to provide asset management, property management, construction management, leasing and investing services for such ventures' respective properties.  We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received.

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

For the year ended December 31, 2022, our cash flows were as follows compared to the same period in 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash provided by operating activities	$97,673	$92,864	$63,059
Cash used in investing activities	(63,729)	(167,132)	(18,929)
Cash (used in) provided by financing activities	(42,102)	(123,183)	52,802

Operating Activities

Net cash provided by operating activities increased $4.8 million in 2022 compared to 2021 primarily due to the following:
•Increase in operating cash from properties acquired during 2021 and 2022; and
•An increase in cash distributions from our unconsolidated joint ventures of $5.3 million; partially offset by
•Properties disposed during 2021 and 2022, including contribution of properties to R2G and RGMZ.

Investing Activities

Net cash used in investing activities decreased $103.4 million in 2022 compared to 2021 primarily due to the following:
•A decrease in the acquisitions of real estate of $92.3 million and a decrease in the investment in unconsolidated joint ventures of $42.0 million; partially offset by
•A decrease in the net proceeds from the sale of real estate of $30.9 million.

During 2022, we acquired two shopping centers for an aggregate purchase price of $110.2 million. During 2021 we acquired five properties for an aggregate purchase price of $202.6 million.

During 2022, we sold three shopping centers and three land parcels with a combined gross sales price of $100.4 million, for which we received net proceeds of $94.1 million. During 2021 we sold two shopping centers with a combined gross sales price of $59.5 million, for which we received net cash proceeds of $57.6 million. Refer to Note 4 of the notes to the consolidated financial statements in this report for additional information related to dispositions.

During 2022, we contributed two shopping centers to R2G and received $76.0 million in net cash proceeds in exchange for the 48.5% share of the shopping centers that were acquired by our joint venture partner. During 2022, we contributed three properties to RGMZ and received $20.1 million in net cash proceeds.

Financing Activities

Net cash used in financing activities decreased $81.1 million in 2022 compared to 2021 primarily due to the following:
•Net repayments of $65.0 million on our revolving credit facility in 2021;
•Decrease in the repayment of mortgages and notes payable of $48.7 million; and
•Increase in distributions from the financing activities of our unconsolidated joint ventures of $13.0 million; partially offset by
•Decrease of $27.2 million in net proceeds from the issuance of common stock; and
•Increase of $22.0 million in distributions made to our common shareholders and operating partnership unit holders.

For further information on our revolving credit facility and other debt, refer to Note 8 of notes to the consolidated financial statements in this report.

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

We paid cash dividends of $0.51 per common share to shareholders in 2022, as compared to cash dividends of $0.27 per common share to shareholders in 2021. Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT. Distributions paid by us are generally expected to be funded from cash flows from operating activities. To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources are used. Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings. In 2023, the Board of Trustees will continue to evaluate the Company’s dividend policy based upon the Company's financial performance and economic outlook and intends to maintain a quarterly common dividend of at least the amount required to continue qualifying as a REIT for U.S. federal income tax requirements.

In February 2022, the Company entered into the 2022 Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $150.0 million. Sales of the shares of common shares may be made, in the Company's discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for shares of its common shares with forward sellers and forward purchasers. For the year ended December 31, 2022, the Company issued 1,301,271 shares of its common stock, receiving $18.0 million of gross proceeds before issuance costs, which were used for working capital and general corporate purposes. As of December 31, 2022, $133.0 million of common shares remained available for issuance under the Current ATM Program after reducing the program capacity for shares currently under contract on a forward basis. The sale of such shares issuable pursuant to the Current ATM Program was registered with the SEC pursuant to a prospectus supplement filed in February 2022 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3ASR (No. 333-262871) which was filed with the SEC in February 2022.

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

On August 18, 2022, the Operating Partnership entered into the credit agreement which amends and restates in its entirety the Operating Partnership's Fifth Amended and Restated Credit Agreement dated as of November 6, 2019. The credit agreement provides for the revolving credit facility of up to $500.0 million and term loan facilities of $310.0 million. Pursuant to the credit agreement, the Operating Partnership has the right, exercisable five times, to request increases to the revolving credit facility and term loan facilities or the making of additional term loans by up to $440.0 million to a maximum aggregate amount not to exceed $1.25 billion. The revolving credit facility matures on August 18, 2026 and can be extended for two additional consecutive periods of six-months, subject to continued compliance with the terms of the credit agreement and the payment of an extension fee of 0.0625%. Borrowings on the revolving credit facility are priced on a leverage grid ranging from SOFR plus 105 basis points to SOFR plus 150 basis points and a 10 basis point SOFR Index adjustment.

On October 11, 2022, the Company repaid a mortgage note secured by The Shops on Lane Avenue totaling $27.6 million with an interest rate of 3.76%

At December 31, 2022, we had $859.8 million of debt outstanding consisting of $511.5 million in senior unsecured notes, $310.0 million of unsecured term loan facilities, $3.3 million of fixed rate mortgage loans encumbering one property and $35.0 million of borrowings on our revolving credit facility.

Our $821.5 million of senior unsecured notes and unsecured term loans have interest rates ranging from 2.50% to 4.74% and are due at various maturity dates from June 2025 through November 2031.

Our $3.3 million of fixed rate mortgages has an interest rate of 5.80% and is due at the maturity date of  June 2026. The fixed rate mortgage note is secured by a mortgage on a property that has an approximate net book value of $17.2 million as of December 31, 2022.

In addition, we have ten interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt, as well as four forward starting swaps with an aggregate notional amount of $160.0 million. After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at December 31, 2022, we had $35.0 million of variable rate debt outstanding.

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $5.7 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

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

In addition, we intend to pursue growth through the strategic acquisition of attractively priced open-air shopping centers and by remerchandising and redeveloping certain of our existing properties. We may also selectively dispose of properties that have returns and value that have been maximized. The Company believes its anticipated cash flow from operations, cash on hand and borrowing capacity under the current revolving credit facility will be adequate to meet all short-term and long-term commitments. The Company's ability to leverage its balance sheet through the sale of properties or the issuance of debt provides the flexibility to take advantage of strategic opportunities which may require additional funding.

The Company's other material cash commitments include debt maturities, interest payment obligations, obligations under non-cancelable operating and financing leases, construction commitments, and development obligations. The following table shows these other material cash commitments as of December 31, 2022:

	Payments due by period
Material Cash Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$3,290	$829	$1,810	$651	$—
Payments due at maturity	856,500	—	131,500	340,000	385,000
Total mortgages and notes payable (1)	859,790	829	133,310	340,651	385,000
Interest expense (2)	155,673	31,383	59,855	39,224	25,211
Finance lease (3)	1,000	100	200	200	500
Operating leases	96,185	1,496	1,974	1,817	90,898
Construction commitments	6,380	6,380	—	—	—
Development obligations (4)	1,612	289	294	294	735
Total material cash commitments	$1,120,640	$40,477	$195,633	$382,186	$502,344

(1)Excludes $0.1 million of unamortized mortgage debt premium and $5.3 million in deferred financing costs.
(2)Variable rate debt interest is calculated using rates at December 31, 2022.
(3)Includes interest payments associated with the finance lease obligation of $0.2 million.
(4)Includes interest payments associated with the development obligations of $0.3 million.

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

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2022, we have entered into agreements for construction activities with an aggregate cost of approximately $6.4 million.

Planned Capital Spending

We are focused on enhancing the value of our existing portfolio of shopping centers through successful leasing efforts, including the reconfiguration of anchor-space and small shop lease-up.

For 2023, we anticipate spending between $55.0 million and $65.0 million for capital expenditures, of which $6.4 million is reflected in the construction commitments in the above material cash commitments table. Our 2023 estimate includes ongoing capital expenditure spending between $35.0 million and $40.0 million and discretionary capital expenditure spending between $20.0 million and $25.0 million. Ongoing capital expenditures relates to leasing costs and building improvements whereas discretionary capital expenditures relate to targeted remerchandising, outlots/expansion, and development/redevelopment. Estimates for future spending will change as new projects are approved.

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

Capitalization

At December 31, 2022 and 2021, our total market capitalization was $1.9 billion and $2.2 billion, respectively, and is detailed below:

	December 31,
	2022	2021
	(In thousands)
Notes payable, net	$854,596	$884,185
Unamortized premiums and deferred financing costs	5,194	4,012
Finance lease obligation	763	821
Pro-rata share of unconsolidated entities debt	53,691	23,017
Cash, cash equivalents and restricted cash	(5,875)	(14,033)
Pro-rata share of unconsolidated entities cash, cash equivalents and restricted cash	(4,906)	(3,088)
Net debt (1)	$903,463	$894,914

Common shares outstanding	85,525	83,894
OP Units outstanding	1,604	1,755
Restricted share awards (treasury method)	1,121	1,322
Total common shares and equivalents	88,250	86,971
Market price per common share	$10.04	$13.38
Equity market capitalization	$886,030	$1,163,672

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849	1,849
Market price per convertible preferred share	$49.98	$58.91
Convertible perpetual preferred shares (at market)	$92,413	$108,925

Total market capitalization	$1,881,906	$2,167,511

Net debt to total market capitalization	48.0%	41.3%

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

At December 31, 2022, noncontrolling interests represented a 1.8% ownership in the Operating Partnership.  The OP Units may, under certain circumstances, be exchanged for our common shares on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash. Assuming the exchange of all OP Units, there would have been approximately 87.1 million of our common shares outstanding at December 31, 2022, with a market value of approximately $874.8 million.

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

The following table illustrates the calculations of FFO and Operating FFO:

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Net income (loss)	$85,657	$70,264	$(10,474)
Net (income) loss attributable to noncontrolling partner interest	(1,607)	(1,625)	241
Preferred share dividends	(6,701)	(6,701)	(6,701)
Net income (loss) available to common shareholders	77,349	61,938	(16,934)
Adjustments:
Rental property depreciation and amortization expense	78,845	71,655	76,649
Pro-rata share of real estate depreciation from unconsolidated joint ventures (1)	19,414	8,144	7,044
Gain on sale of depreciable real estate	(88,163)	(88,693)	—
Provision for impairment on income-producing properties	—	17,201	—
FFO available to common shareholders	87,445	70,245	66,759
Noncontrolling interest in Operating Partnership (2)	1,607	—	(241)
Preferred share dividends (assuming conversion) (3)	6,701	—	—
FFO available to common shareholders and dilutive securities	$95,753	$70,245	$66,518

Gain on sale of land	(775)	(222)	(318)
Provision for impairment on land available for development	—	—	598
Transaction costs (4)	4,937	607	186
Insured expenses, net	—	—	(2,745)
Severance expense (5)	—	62	506
Loss on extinguishment of debt	121	8,294	—
Above and below market lease intangible write-offs	(2,022)	(562)	(256)
Pro-rata share of transaction costs from unconsolidated joint ventures (1)	9	—	407
Pro-rata share of above and below market lease intangible write-offs from unconsolidated joint ventures (1)	(1,008)	(41)	(626)
Payment of loan amendment fees (5)	981	—	184
Bond interest proceeds (6)	—	—	(213)
Insurance proceeds, net	(136)	—	—
Operating FFO available to common shareholders and dilutive securities	$97,860	$78,383	$64,241

Weighted average common shares	84,231	81,083	79,998
Shares issuable upon conversion of OP Units (2)	1,666	—	1,909
Dilutive effect of restricted stock	1,243	1,215	496
Shares issuable upon conversion of preferred shares (3)	7,017	—	—
Weighted average equivalent shares outstanding, diluted	94,157	82,298	82,403

Diluted earnings (loss) per share (7)	$0.89	$0.75	$(0.21)
Per share adjustments for FFO available to common shareholders and dilutive securities	0.13	0.10	1.02
FFO available to common shareholders and dilutive securities per share, diluted	$1.02	$0.85	$0.81

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	0.02	0.10	(0.03)
Operating FFO available to common shareholders and dilutive securities per share, diluted	$1.04	$0.95	$0.78

(1)Amounts noted are included in Earnings from unconsolidated joint ventures.
(2)The total noncontrolling interest reflects OP Units convertible on a one-for-one basis into common shares. The Company's net income for the year ended December 31, 2021 (largely driven by gain on sale of real estate), resulted in an income allocation to OP Units which drove an OP Unit ratio of $0.87 (based on 1,876 weighted average OP Units outstanding as of December 31, 2021). In instances when the OP Unit ratio exceeds basic FFO, the OP Units are considered anti-dilutive, and as a result are not included in the calculation of fully diluted FFO and Operating FFO for the year ended December 31, 2021.
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
(4)For 2022, primarily comprised of fees paid by the Company associated with the early termination of an existing tenant which did not qualify for capitalization as an initial direct cost in accordance with ASC 842. For 2021, costs associated with terminated acquisitions. For 2020, costs associated with a terminated acquisition and a terminated disposition.
(5)Amounts noted are included in General and administrative expense.
(6)Amounts noted are included in Other income (expense), net.
(7)The denominator to calculate diluted earnings (loss) per share includes weighted average common shares and restricted stock for the years ended December 31, 2022 and December 31, 2021 and includes weighted average common shares only for the year ended December 31, 2020.

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

NOI, Same Property NOI and NOI from Other Investments are supplemental non-GAAP financial measures of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable operating properties for the reporting period. Same Property NOI for the three and twelve months ended December 31, 2022 and 2021 represents NOI from the Company's same property portfolio consisting of 35 consolidated operating properties and our 51.5% pro-rata share of six properties owned by our R2G Venture LLC unconsolidated joint venture and 100% of the 22 properties owned by our RGMZ Venture REIT LLC unconsolidated joint venture (excludes seven properties that are part of our Marketplace of Delray multi-tenant property where activities have started in preparation for redevelopment). All properties included in Same Property NOI were either acquired or placed in service and stabilized prior to January 1, 2021. We present Same Property NOI primarily to show the percentage change in our NOI from period to period across a consistent pool of properties. The properties contributed to RGMZ Venture REIT LLC had previously been parts of larger shopping centers that we own. Accordingly, 100.0% of the NOI from these properties is included in our results for periods on or prior to March 4, 2021 and, for these prior periods, we had not separately allocated expenses attributable to the larger shopping centers between these properties and the remainder of these shopping centers. As a result, in order to help ensure the comparability of our Same Property NOI for the periods presented, we are continuing to include 100.0% of the NOI from these properties in our Same Property NOI following their contribution even though our pro rata share following March 4, 2021 is only 6.4%. Same Property NOI excludes properties under redevelopment or where activities have started in preparation for redevelopment. A property is designated as a redevelopment when planned improvements significantly impact the property. NOI from Other Investments for the three and twelve months ended December 31, 2022 and 2021 represents pro-rata NOI primarily from (i) properties disposed of and acquired during 2022 and 2021, (ii) Hunter's Square, Marketplace of Delray and The Crossroads (R2G) where the Company has begun activities in anticipation of future redevelopment, (iii) certain property related employee compensation, benefits, and travel expense and (iv) noncomparable operating income and expense adjustments. Non-RPT NOI from RGMZ Venture REIT LLC represents 93.6% of the properties contributed to RGMZ Venture REIT LLC after March 4, 2021, which is our partners' share of RGMZ Venture REIT LLC.

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

The following is a summary of our owned properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended December 31,		Twelve Months Ended December 31,
Property Designation	2022	2021	2022	2021
Wholly-owned and R2G retail properties:
Same property	41	41	41	41
Acquisitions (1)	13	10	13	10
Redevelopment (2)	3	3	3	3
Total wholly-owned and R2G properties:	57	54	57	54
RGMZ retail properties:
Same property	22	22	22	22
Acquisitions	19	10	19	10
Redevelopment	7	7	7	7
Total retail properties:	105	93	105	93

(1)Includes the following wholly-owned properties for the three and twelve months ended December 31, 2022: Northborough Crossing, Bellevue Place, Woodstock Square, Newnan Pavilion, Highland Lakes, The Crossings and Brookline Village. Also includes the following properties owned by our R2G joint venture: East Lake Woodlands, South Pasadena, Village Shoppes of Canton, Bedford Marketplace, Dedham Mall and Mary Brickell Village.
(2)Includes the following wholly-owned properties for the three months and twelve months ended December 31, 2022 and 2021: Hunter's Square and Marketplace of Delray. Also includes The Crossroads owned by R2G. The entire property indicated for each period is completely excluded from the Same Property NOI.

The following is a reconciliation of our Net income (loss) available to common shareholders to Same Property NOI at Pro-Rata:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)
Net income (loss) available to common shareholders	$56,829	$(12,029)	$77,349	$61,938
Preferred share dividends	1,675	1,675	6,701	6,701
Net income (loss) attributable to noncontrolling partner interest	1,105	(218)	1,607	1,625
Income tax (benefit) provision	(22)	(41)	120	(88)
Interest expense	8,939	9,017	35,589	37,025
Loss on extinguishment of debt	—	8,294	121	8,294
Earnings from unconsolidated joint ventures	(692)	(1,048)	(1,159)	(3,995)
Gain on sale of real estate	(62,704)	(13,500)	(88,938)	(88,915)
Other (income) expense, net	(635)	13	(1,530)	236
Management and other fee income	(1,277)	(714)	(4,125)	(1,986)
Depreciation and amortization	21,631	18,791	79,456	72,254
Transaction costs	56	218	4,937	607
General and administrative expenses	10,303	10,030	36,697	32,328
Provision for impairment	—	17,196	—	17,201
Pro-rata share of NOI from R2G Venture LLC (1)	5,992	4,372	20,581	11,858
Pro-rata share of NOI from RGMZ Venture REIT LLC (2)	291	144	1,048	308
Lease termination fees	(131)	(264)	(285)	(845)
Amortization of lease inducements	181	214	799	848
Amortization of acquired above and below market lease intangibles, net	(426)	(523)	(4,192)	(2,662)
Straight-line ground rent expense	76	76	306	306
Straight-line rental income	(1,034)	(410)	(2,185)	(2,412)
NOI at Pro-Rata	40,157	41,293	162,897	150,626
NOI from Other Investments	(8,724)	(9,955)	(38,234)	(29,425)
Non-RPT NOI from RGMZ Venture REIT LLC (3)	1,027	762	3,876	2,001
Same Property NOI at Pro-Rata	$32,460	$32,100	$128,539	$123,202

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our debt and interest rates and interest rate swap agreements in effect at December 31, 2022, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.4 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $20.6 million at December 31, 2022.

We had interest rate swap agreements with an aggregate notional amount of $310.0 million as of December 31, 2022. The agreements provided for swapping one-month LIBOR and one-month SOFR to fixed interest rates ranging from 1.17% to 1.77% and had expirations ranging from 2023 to 2027.  The following table sets forth information as of December 31, 2022 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Market Value
(dollars in thousands)
Fixed-rate debt	$829	$879	$132,431	$125,651	$180,000	$385,000	$824,790	$766,248
Weighted average interest rate	5.8%	5.8%	4.2%	3.8%	2.9%	3.6%	3.6%	6.1%
Variable-rate debt	$—	$—	$—	$35,000	$—	$—	$35,000	$35,314
Weighted average interest rate	—%	—%	—%	5.5%	—%	—%	5.5%	5.1%

We estimated the fair market value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at December 31, 2022 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or hedging transactions, but as our contracts indexed to LIBOR are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest or hedging costs that are higher than if LIBOR remained available. Additionally, although SOFR is the recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest or hedging costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR. As of December 31, 2022, each of the agreement governing our variable rate debt either have been transitioned to SOFR or provide for the replacement of LIBOR if it becomes unavailable during the term of such agreement. As of December 31, 2022, we have no LIBOR-based borrowings or contracts that extend beyond such date that will need to be converted to a replacement rate.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data are included as a separate section in this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the design control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an assessment as of December 31, 2022 of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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
3.12    Amendment No. 3 to the Amended and Restated Bylaws of the Company, effective April 28, 2022, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 3, 2022.
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
10.9    Third Amendment dated August 2, 2022, to the $110 Million Note Purchase Agreement, dated June 27, 2013, by RPT Realty, L.P., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 3, 2022.
10.10    $100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated May 28, 2014, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014.
10.11    Third Amendment, dated June 30, 2020, to the $100 Million Note Purchase Agreement, dated May 28, 2014, by RPT Realty, L.P., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 6, 2020.
10.12    Fourth Amendment, dated August 2, 2022, to the $100 Million Note Purchase Agreement, dated May 28, 2014, by RPT Realty, L.P., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 3, 2022.
10.13    $100 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated September 30, 2015, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015.
10.14    Second Amendment, dated June 30 2020, to the $100 Million Note Purchase Agreement, dated September 30, 2015, by RPT Realty, L.P., incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 6, 2020.
10.15    Third Amendment, dated August 2, 2022,, to the $100 Million Note Purchase Agreement, dated September 30, 2015, by RPT Realty, L.P., incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 3, 2022.
10.16    $75 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated August 19, 2016, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 7, 2016.
10.17    Second Amendment, dated June 30 2020, to the $75 Million Note Purchase Agreement, dated August 19, 2016, by RPT Realty, L.P., incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 6, 2020.
10.18    Third Amendment, dated August 2, 2022, to the $75 Million Note Purchase Agreement, dated August 19, 2016, by RPT Realty, L.P., incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on August 3, 2022.

10.19    $75 Million Note Purchase Agreement, by Ramco-Gershenson Properties, L.P. dated December 21, 2017 incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 27, 2017.
10.20    First Amendment, dated June 30, 2020, to the $75 Million Note Purchase Agreement, dated December 21, 2017, by RPT Realty, L.P., incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated July 6, 2020.
10.21    Second Amendment, dated August 2, 2022, to the $75 Million Note Purchase Agreement, dated December 21, 2017, by RPT Realty, L.P., incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on August 3, 2022.
10.22    Employment Agreement, dated June 11, 2020 between the Company and Brian Harper, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 15, 2020.**
10.23    Ramco-Gershenson Properties Trust Inducement Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 12, 2018.**
10.24    Employment Agreement, dated June 11, 2020 between the Company and Michael Fitzmaurice, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 15, 2020.**
10.25    RPT Realty Amended and Restated 2019 Omnibus Long-Term Incentive Plan effective as of April 28, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2021.**
10.26    Employment Offer, dated June 25, 2018, between the Company and Timothy Collier, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019.**
10.27    Employment Offer with Raymond Merk, dated July 9, 2019, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019.**
10.28    Sixth Amended and Restated Credit Agreement dated August 18, 2022 among RPT Realty, L.P., as Borrower, KeyBank National Association, as Administrative Agent, KeyBanc Capital Markets Inc., BMO Capital Markets, Capital One, National Association and JPMorgan Chase Bank, N.A., as Joint-Lead Arrangers and Joint Bookrunners, Truist Securities, Inc. and Regions Capital Markets, as Joint Lead-Arrangers, BMO Harris Bank, N.A., Capital One, National Association, and JPMorgan Chase Bank, N.A., as Syndication Agents, and Truist Bank and Regions Bank, as Documentation Agents, and certain lenders from time to time parties thereto, as Lenders, and RPT Realty and certain subsidiaries of RPT Realty, L.P., as Guarantors., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 23, 2022.
10.29    Employment Offer with Heather Ohlberg, dated October 5, 2018, incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the period ended December 31, 2020.**
10.30    Ramco-Gershenson Properties Trust Deferred Fee Plan for Trustees, incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the period ended December 31, 2020.
10.31    Note Purchase Agreement, dated October 8, 2021, by and among RPT Realty, RPT Realty, L.P. and the purchasers of the notes party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 8, 2021.
21.1*    Subsidiaries.
23.1*    Consent of Grant Thornton LLP.
31.1*    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
99.1*    Audited Financial Statements as of December 31, 2022 and December 31, 2021 for R2G Venture LLC.

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

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPT Realty

Dated:	February 16, 2023	By: /s/ BRIAN L. HARPER
Brian L. Harper
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Dated:	February 16, 2023	By: /s/ RICHARD L. FEDERICO
Richard L. Federico
Trustee

Dated:	February 16, 2023	By: /s/ ARTHUR H. GOLDBERG
Arthur H. Goldberg
Trustee

Dated:	February 16, 2023	By: /s/ BRIAN L. HARPER
Brian L. Harper
Trustee, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 16, 2023	By: /s/ JOANNA T. LAU
Joanna T. Lau
Trustee

Dated:	February 16, 2023	By: /s/ DAVID J. NETTINA
David J. Nettina
Trustee

Dated:	February 16, 2023	By: /s/ LAURIE M. SHAHON
Laurie M. Shahon
Trustee

Dated:	February 16, 2023	By: /s/ ANDREA M. WEISS
Andrea M. Weiss
Trustee

Dated:	February 16, 2023	By: /s/ MICHAEL P. FITZMAURICE
Michael P. Fitzmaurice
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	February 16, 2023	By: /s/ RAYMOND J. MERK
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

Our management conducted an assessment of our internal controls over financial reporting as of December 31, 2022 using the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our internal control over financial reporting.  Their report appears on page F-3 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
RPT Realty

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of RPT Realty (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 16, 2023 expressed an unqualified opinion on those financial statements.

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
February 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
RPT Realty

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of RPT Realty (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 16, 2023 expressed an unqualified opinion.

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

Impairment of income producing properties

At December 31, 2022, the Company’s income producing properties totaled $1.29 billion. During 2022, the Company recorded no impairment provisions related to those properties. As described further in Notes 1 and 5 to the consolidated financial statements, the Company reviews its investments in real estate, which includes income producing properties and any related intangible assets, construction in progress and land available for development, and real estate held in unconsolidated joint ventures, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable. These changes in circumstances include, but are not limited to, changes in occupancy, rental rates, net operating income, real estate values and expected holding period. The Company recognizes an impairment of an investment in real estate when the estimated discounted cash flows are less than the net carrying value of the property. If it is determined that an investment in real estate is impaired, then the carrying value is reduced to the estimated fair value as determined by cash flow models and discount rates or comparable sales. We identified impairment of income producing properties as a critical audit matter.

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

•Obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls over the evaluation of potential impairment of income producing properties.

•Evaluated the completeness of management’s monitoring processes, including assessing the appropriateness of management’s metrics of financial and operating performance utilized in determining if an impairment triggering event occurred.

•Examined the Company’s undiscounted cash flow analyses utilized to assess recoverability, including evaluating the reasonableness of the methods and significant inputs and assumptions used in the undiscounted cash flow analyses. Significant assumptions included forecasted property operating income, capitalization rates, estimated holding periods, re-leasing absorption periods, probability of outcomes, and potential disposal proceeds to be received upon a sale.

•Evaluated these inputs and assumptions by comparing them to a combination of comparable market data and the historical performance of the identified properties.

•Our assessment included sensitivity analyses over these significant assumptions, and we considered whether such assumptions were consistent with evidence obtained in other areas of the audit.

Fair value measurements used in the purchase price allocation of property acquisitions

As described further in Notes 1 and 4 to the consolidated financial statements, the acquisition of property is accounted for utilizing the acquisition method. Estimates of fair values are based upon future cash flows and other valuation techniques. The fair value estimates are used to allocate the purchase price of acquired property primarily among land, buildings, tenant improvements, and identifiable intangibles. During the year ended December 31, 2022, the Company acquired two shopping centers for an aggregate amount of $110.2 million. We identified the fair value measurements used in the purchase price allocation of property acquisitions as a critical audit matter.

The principal consideration for our determination that the fair value measurements used in the purchase price allocation of property acquisitions are a critical audit matter is that auditing management’s fair value measurements is challenging due to the high degree of auditor judgment necessary in evaluating certain assumptions made by management. Those significant assumptions include market land value and market rent.

Our audit procedures related to the fair value measurements used in the purchase price allocation of property acquisitions included the following among others.

•Obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls to allocate the purchase price of property acquisitions, including controls over the selection and review of inputs and assumptions used to estimate fair value.

•For a selection of real estate acquisitions, our real estate valuation professionals evaluated key market inputs and market assumptions to the fair value measurements used in the purchase price allocations.

•Our valuation professionals compared the Company’s market land and market rent values to independently developed ranges using relevant market data derived from industry transaction databases and published industry reports.

•For a selection of real estate acquisitions and acquired leases, we compared the Company’s market land and market rent values to independently developed ranges for reasonableness and to consider if management bias was present. Our procedures included performing sensitivity analyses over these significant assumptions.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2005.

Chicago, Illinois
February 16, 2023

RPT REALTY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2022	2021
ASSETS
Income producing properties, at cost:
Land	$302,062	$315,687
Buildings and improvements	1,373,893	1,512,455
Less accumulated depreciation and amortization	(386,036)	(422,270)
Income producing properties, net	1,289,919	1,405,872
Construction in progress and land available for development	37,772	43,017
Real estate held for sale	3,115	3,808
Net real estate	1,330,806	1,452,697
Equity investments in unconsolidated joint ventures	423,089	267,183
Cash and cash equivalents	5,414	13,367
Restricted cash and escrows	461	666
Accounts receivable, net	19,914	23,954
Acquired lease intangibles, net	40,043	37,854
Operating lease right-of-use assets	17,269	17,934
Other assets, net	109,443	88,424
TOTAL ASSETS	$1,946,439	$1,902,079

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$854,596	$884,185
Finance lease obligation	763	821
Accounts payable and accrued expenses	41,985	47,034
Distributions payable	14,336	12,555
Acquired lease intangibles, net	33,157	36,207
Operating lease liabilities	17,016	17,431
Other liabilities	5,933	8,392
TOTAL LIABILITIES	967,786	1,006,625

Commitments and Contingencies

RPT Realty ("RPT") Shareholders' Equity:
Preferred shares of beneficial interest, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of December 31, 2022 and 2021, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 240,000 shares authorized, 85,525 and 83,894 shares issued and outstanding as of December 31, 2022 and 2021, respectively	855	839
Additional paid-in capital	1,255,087	1,227,791
Accumulated distributions in excess of net income	(409,290)	(441,478)
Accumulated other comprehensive income (loss)	21,434	(2,635)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	960,513	876,944
Noncontrolling interest	18,140	18,510
TOTAL SHAREHOLDERS' EQUITY	978,653	895,454

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,946,439	$1,902,079

The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
REVENUE
Rental income	$208,928	$207,103	$187,151
Other property income	4,603	4,399	3,166
Management and other fee income	4,125	1,986	1,395
TOTAL REVENUE	217,656	213,488	191,712

EXPENSES
Real estate taxes	27,517	32,816	33,086
Recoverable operating expense	28,642	25,452	21,915
Other non-recoverable operating expense	10,547	10,009	8,962
Depreciation and amortization	79,456	72,254	77,213
Transaction costs	4,937	607	186
General and administrative expense	36,697	32,328	25,801
Provision for impairment	—	17,201	598
Insured expenses, net	—	—	(2,745)
TOTAL EXPENSES	187,796	190,667	165,016

Gain on sale of real estate	88,938	88,915	318

OPERATING INCOME	118,798	111,736	27,014

OTHER INCOME AND EXPENSES
Other income (expense), net	1,530	(236)	214
Earnings from unconsolidated joint ventures	1,159	3,995	1,590
Interest expense	(35,589)	(37,025)	(39,317)
Loss on extinguishment of debt	(121)	(8,294)	—
NET INCOME (LOSS) BEFORE TAX	85,777	70,176	(10,499)
Income tax (provision) benefit	(120)	88	25
NET INCOME (LOSS)	85,657	70,264	(10,474)
Net (income) loss attributable to noncontrolling interest	(1,607)	(1,625)	241
NET INCOME (LOSS) ATTRIBUTABLE TO RPT	84,050	68,639	(10,233)
Preferred share dividends	(6,701)	(6,701)	(6,701)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$77,349	$61,938	$(16,934)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.91	$0.76	$(0.21)
Diluted	$0.89	$0.75	$(0.21)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	84,231	81,083	79,998
Diluted	85,474	82,298	79,998

OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$85,657	$70,264	$(10,474)
Other comprehensive gain (loss):
Gain (loss) on interest rate swaps	24,540	11,756	(16,330)
Comprehensive income (loss)	110,197	82,020	(26,804)
Comprehensive (income) loss attributable to noncontrolling interest	(2,078)	(1,884)	620
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RPT	$108,119	$80,136	$(26,184)

The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2019	$92,427	$798	$1,169,557	$(436,361)	$1,819	$20,015	$848,255
Issuance of common shares, net of issuance costs	—	—	(385)	—	—	—	(385)
Share-based compensation, net of shares withheld for employee taxes	—	3	5,143	—	—	—	5,146
Dividends declared to common shareholders	—	—	—	(17,586)	—	—	(17,586)
Dividends declared to preferred shareholders	—	—	—	(6,701)	—	—	(6,701)
Distributions declared to noncontrolling interests	—	—	—	—	—	(420)	(420)
Dividends declared to deferred shares	—	—	—	(136)	—	—	(136)
Other comprehensive loss adjustment	—	—	—	—	(15,951)	(379)	(16,330)
Net loss	—	—	—	(10,233)	—	(241)	(10,474)
Balance, December 31, 2020	92,427	801	1,174,315	(471,017)	(14,132)	18,975	801,369
Issuance of common shares, net of issuance costs	—	35	44,566	—	—	—	44,601
Redemption of OP Unit holders	—	1	1,492	(37)	—	(1,633)	(177)
Share-based compensation, net of shares withheld for employee taxes	—	2	7,418	—	—	—	7,420
Dividends declared to common shareholders	—	—	—	(31,737)	—	—	(31,737)
Dividends declared to preferred shareholders	—	—	—	(6,701)	—	—	(6,701)
Distributions declared to noncontrolling interests	—	—	—	—	—	(716)	(716)
Dividends declared to deferred shares	—	—	—	(625)	—	—	(625)
Other comprehensive income adjustment	—	—	—	—	11,497	259	11,756
Net income	—	—	—	68,639	—	1,625	70,264
Balance, December 31, 2021	92,427	839	1,227,791	(441,478)	(2,635)	18,510	895,454
Issuance of common shares, net of issuance costs	—	13	17,394	—	—	—	17,407
Redemption of OP Unit holders	—	1	1,592	—	—	(1,593)	—
Share-based compensation, net of shares withheld for employee taxes	—	2	8,310	—	—	—	8,312
Dividends declared to common shareholders	—	—	—	(43,954)	—	—	(43,954)
Dividends declared to preferred shareholders	—	—	—	(6,701)	—	—	(6,701)
Distributions declared to noncontrolling interests	—	—	—	—	—	(855)	(855)
Dividends declared to deferred shares	—	—	—	(1,207)	—	—	(1,207)
Other comprehensive income adjustment	—	—	—	—	24,069	471	24,540
Net income	—	—	—	84,050	—	1,607	85,657
Balance, December 31, 2022	$92,427	$855	$1,255,087	$(409,290)	$21,434	$18,140	$978,653

The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$85,657	$70,264	$(10,474)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79,456	72,254	77,213
Amortization of deferred financing fees	1,608	1,473	1,435
Income tax provision (benefit)	120	(88)	(25)
Earnings from unconsolidated joint ventures	(1,159)	(3,995)	(1,590)
Distributions received from operations of unconsolidated joint ventures	15,575	10,247	5,603
Provision for impairment	—	17,201	598
Loss on extinguishment of debt	121	8,294	—
Gain on sale of real estate	(88,938)	(88,915)	(318)
Insured expenses, net	—	—	(2,745)
Amortization of acquired above and below market lease intangibles, net	(4,192)	(2,662)	(2,903)
Amortization of premium on mortgages and notes payable, net	(76)	(708)	(892)
Service-based restricted share expense	4,207	4,081	3,742
Long-term incentive compensation expense	5,498	3,994	2,598
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	2,147	1,095	(1,647)
Other assets, net	(933)	(889)	2,458
Accounts payable, accrued expenses and other liabilities	(1,418)	1,218	(9,994)
Net cash provided by operating activities	97,673	92,864	63,059

INVESTING ACTIVITIES
Acquisitions of real estate	(110,245)	(202,584)	—
Development and capital improvements	(29,408)	(28,142)	(17,927)
Capital improvements covered by insurance	—	—	(5,197)
Net proceeds from sales of real estate	190,463	221,365	1,318
Insurance proceeds from insured expenses	—	—	2,888
Investment in equity interests in unconsolidated joint ventures	(114,519)	(156,526)	(11)
Acquisitions of preferred investments	(4,822)	(1,957)	—
Redemption of preferred investments	4,802	712	—
Net cash used in investing activities	(63,729)	(167,132)	(18,929)

FINANCING ACTIVITIES
Proceeds on notes payable	—	130,000	—
Repayment of mortgages and notes payable	(28,407)	(207,057)	(2,327)
Proceeds on revolving credit facility	280,958	225,000	225,000
Repayments on revolving credit facility	(280,958)	(290,000)	(125,000)
Payment of debt extinguishment costs	—	(8,378)	—
Payment of deferred financing costs	(6,377)	(1,480)	(567)
Distributions received from financing activities of unconsolidated joint ventures	27,662	14,638	—
Proceeds from issuance of common shares, net of costs	17,407	44,601	(385)
Repayment of finance lease obligation	(58)	(54)	(51)
Redemption of operating partnership units for cash	—	(177)	—
Shares used for employee taxes upon vesting of awards	(1,393)	(1,330)	(956)
Dividends paid to preferred shareholders	(6,701)	(6,701)	(6,701)
Dividends paid to common shareholders	(43,378)	(21,741)	(35,371)
Distributions paid to operating partnership unit holders	(857)	(504)	(840)
Net cash (used in) provided by financing activities	(42,102)	(123,183)	52,802

Net change in cash, cash equivalents and restricted cash and escrows	(8,158)	(197,451)	96,932
Cash, cash equivalents and restricted cash and escrows at beginning of period	14,033	211,484	114,552
Cash, cash equivalents and restricted cash and escrows at end of period	$5,875	$14,033	$211,484
The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Contribution of real estate exchanged for an equity investment in unconsolidated joint venture	$83,465	$5,172	$—
Contribution of real estate exchanged for preferred investment in unconsolidated entities	—	12,174	—
Redemption of Operating Partnership Unit holders	1,593	1,493	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $83, $86 and $2, respectively)	$34,183	$36,591	$38,585

	As of December 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents and restricted cash and escrows
Cash and cash equivalents	$5,414	$13,367	$208,887
Restricted cash and escrows	461	666	2,597
	$5,875	$14,033	$211,484

The accompanying notes are an integral part of these consolidated financial statements.

RPT REALTY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

1. Organization and Summary of Significant Accounting Policies

RPT Realty, together with our subsidiaries (the “Company” or “RPT”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of open-air shopping destinations principally located in the top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange (“NYSE”). The common shares of beneficial interest of the Company, par value $0.01 per share (the “common share”), are listed and traded on the NYSE under the ticker symbol “RPT”. As of December 31, 2022, the Company's property portfolio (the “aggregate portfolio”) consisted of 44 wholly-owned shopping centers, 13 shopping centers owned through its grocery anchored joint venture (R2G), 48 retail properties owned through its net lease joint venture (RGMZ) and one net lease retail property that was held for sale by the Company which together represent 15.0 million square feet of gross leaseable area (“GLA”). We also have ownership interests of 51.5% and 6.4% in R2G and RGMZ, respectively. Our joint ventures are reported using equity method accounting.  We earn fees from certain joint ventures for managing, leasing, construction management and redeveloping the shopping centers they own.  We also own interests in several land parcels that are available for development. Most of our properties are anchored by supermarkets and/or national chain stores.

We made an election to qualify as a REIT for federal income tax purposes.  Accordingly, we generally will not be subject to federal income tax, provided that we annually distribute at least 90% of our taxable income to our shareholders and meet other conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of us and our majority owned subsidiary, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership” which was 98.2% and 98.0% owned by the Company at December 31, 2022 and 2021, respectively), and all wholly-owned subsidiaries, including entities in which we have a controlling interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”).  The presentation of consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.  Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss).  All intercompany transactions and balances are eliminated in consolidation.

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

In accordance with ASC 842, income from operating leases is recognized on a straight-line basis over the expected term of the lease for all leases for which collectibility is considered probable at the commencement date. We monitor the collectability of our accounts receivable from specific tenants on an ongoing basis, analyze historical experience, tenant creditworthiness, current economic trends and changes in tenant payment terms when evaluating the likelihood of tenant payment.  For operating leases in which collectibility of rental income is not considered probable, rental income is recognized on the lesser of cash or accrual basis, and allowances are taken for those balances that we have reason to believe may be uncollectible in the period it is determined not to be probable of collection.  When tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims.  The period to resolve these claims can exceed one year.  Management believes the allowance for doubtful accounts is adequate to absorb currently estimated rental income not probable of collection.  However, if we experience actual activity in excess of the allowance we have established, our operating income would be reduced.  At December 31, 2022 and 2021, our accounts receivable were $19.9 million and $24.0 million, respectively, net of allowances for doubtful accounts of $8.5 million and $13.1 million, respectively.

In addition, many of our leases contain non-contingent rent escalations for which we recognize income on a straight-line basis over the non-cancelable lease term.  This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the “Other assets, net” line item in our consolidated balance sheets.  We review our unbilled straight-line rent receivable balance to determine the future collectability of revenue that will not be billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors.  Our evaluation is based on our assessment of tenant credit risk changes indicating that expected future straight-line rent may not be realized.  Depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be received.  The balance of straight-line rent receivable at December 31, 2022 and 2021, net of allowances of $3.3 million and $4.5 million, respectively, was $15.6 million and $16.2 million, respectively.  To the extent any of the tenants under these leases become unable to pay its contractual cash rents, we may be required to write down the straight-line rent receivable from that tenant, which would reduce our operating income.

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

In 2022, we recorded no impairment provision related to developable land or shopping centers classified as income producing. In 2021, we recorded impairment provisions totaling $17.2 million related to shopping centers classified as income producing. The impairment provisions on income producing properties were related to changes in the expected hold period assumptions for certain wholly-owned income producing properties. In 2020, we recorded a $0.6 million impairment provision related to developable land. The adjustment related to changes in the expected use and changes in associated sales price assumptions related to land held for development.

Investments in Real Estate Joint Ventures

We have two equity investments in unconsolidated joint venture entities in which we own 51.5% or less of the total ownership interest, one of which owns 13 multi-tenant shopping centers and one of which owns 48 net lease retail properties.  Under all of our joint ventures, because we can influence but not make significant decisions without our partners' approval, these investments are accounted for under the equity method of accounting. We provide leasing, construction, development, asset and property management services to these joint ventures for which we are paid fees.

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

There were no impairment provisions on our equity investments in joint ventures recorded in 2022, 2021 or 2020.

Deferred Financing Costs

Debt issuance costs related to a recognized debt liability is presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Unamortized debt issuance costs of $5.3 million and $4.2 million are included in Notes payable, net as of December 31, 2022 and 2021, respectively.

Debt issuance costs associated with a line of credit arrangement is classified as an asset and subsequently amortized ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Unamortized debt issuance costs related to our revolving credit facility (as defined below) of $3.8 million and $1.2 million are included in Other assets, net as of December 31, 2022 and 2021, respectively.

Other Assets, net

Other assets, net consist primarily of deferred leasing costs, cash flow hedge mark-to-market assets, straight-line rent receivable, acquired development agreement intangibles, preferred equity investments, deferred financing costs related to our revolving credit facility and prepaid expenses. Deferred financing costs related to our revolving credit facility and leasing costs are amortized using the straight-line method over the terms of the respective agreements, which approximates the effective interest method. Should a tenant terminate its lease, the unamortized portion of the leasing cost is expensed. Unamortized deferred financing costs are expensed when the related agreements are terminated before their scheduled maturity dates.  Cash flow hedge mark-to-market assets are recorded at fair value on a recurring basis. Preferred equity investments are written down to fair value if the Company's qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value. Lastly, the acquired development agreements are amortized over the terms of the respective agreements.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”).  As of December 31, 2022, we had $6.2 million in excess of the FDIC insured limit.

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

Certain of our operations, including property and asset management, as well as ownership of certain land parcels, are conducted through taxable REIT subsidiaries, (“TRSs”) which are subject to federal and state income taxes.  During the years ended December 31, 2022, 2021, and 2020, we sold various properties and land parcels at a gain, resulting in both a federal and state tax liability.  See Note 16 of the notes to the consolidated financial statements in this report for further information regarding income taxes.

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

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). In addition, the FASB subsequently issued ASU 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”) which further clarifies the optional expedients available, and issued ASU 2022-06 “Reference Rate Reform (Topic 848)” which extends the expiration date of the guidance in ASU 2020-04. ASU 2020-04, ASU 2021-01 and ASU 2022-06 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2024. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.

During the year ended December 31, 2022, the Company amended each of its unsecured term loan facilities and revolving credit facility, as well as a portion of its interest rate swap agreements to replace LIBOR with SOFR as the reference rate. In accordance with ASU 2020-04, as amended, these amendments will be accounted for as non-substantial modifications. See Note 8 for more information regarding amendments made to the Company’s unsecured term loan facilities, revolving credit facility and senior unsecured notes. See Note 11 for more information regarding amendments made to the Company's interest rate swap agreements.

3. Real Estate

Included in our net real estate are income producing shopping center properties that are recorded at cost less accumulated depreciation and amortization, construction in progress, land available for development and real estate held for sale.

Following is the detail of the construction in progress and land available for development as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(In thousands)
Construction in progress	$14,614	$16,836
Land available for development	23,158	26,181
Total	$37,772	$43,017

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate. The decrease in construction in progress from December 31, 2021 to December 31, 2022 was due primarily to completion of tenant build-outs and property dispositions, partially offset by capital expenditures for ongoing projects.

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

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when the following criteria are met (i) management, having the authority to approve the action, commits to a plan to sell a property (or group of properties), (ii) the property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such properties, (iii) an active program to locate a buyer and other actions required to complete the plan to sell the property have been initiated, (iv) the sale of the property is probable and transfer of the asset is expected to be completed within one year, (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. As of December 31, 2022, certain net lease retail assets held by the consolidated portfolio have been fully subdivided from our wholly-owned shopping centers, and the Company has a legally binding agreement to contribute these properties to our RGMZ Venture REIT LLC joint venture. Refer to Note 6 for additional information. As of December 31, 2022, these properties were classified as held for sale with a net book value of $3.1 million included in Net real estate. As of December 31, 2021, we had properties classified as held for sale with a net book value of $3.8 million included in Net real estate, which were subsequently sold during March 2022.

4. Property Acquisitions and Dispositions

Acquisitions

The following table provides a summary of our acquisitions during 2022 and 2021:

				Gross
Property Name	Location	GLA	Date Acquired	Contract Price (1)	Purchase Price	Assumed Debt
		(In thousands)		(In thousands)
2022
The Crossings	Newington, NH	510	4/04/22	$104,000	$105,153	$—
Brookline Village	Brookline, MA	11	6/07/22	5,000	5,092	—
Total acquisitions		521		$109,000	$110,245	$—

2021
Northborough Crossing	Northborough, MA	646	6/18/21	$104,000	$97,182	$—
Bellevue Plaza	Nashville, TN	77	7/07/21	10,430	10,651	—
Woodstock Square	Woodstock, GA	219	7/14/21	37,670	37,585	—
Newnan Pavilion	Newnan, GA	467	8/05/21	41,550	42,034	—
Highland Lakes	Palm Harbor, FL	82	12/16/21	15,000	15,132	—
Total acquisitions		1,491		$208,650	$202,584	$—

(1) Contract price does not include purchase price adjustments made at closing and capitalized closing costs.

The total aggregate fair value of the acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions.  At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

	Year Ended December 31,
	2022	2021
	(In thousands)
Land	$18,875	$48,019
Buildings and improvements	75,189	107,013
Above market leases	2,167	26,303
Lease origination costs	17,933	28,012
Below market leases	(3,919)	(6,763)
Net assets acquired	$110,245	$202,584

Total revenue and income for the 2022 and 2021 acquisitions in our consolidated statement of operations for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Consolidated revenue	$23,859	$9,532
Consolidated net income available to common shareholders	$3,402	$1,738

Dispositions

The following table provides a summary of our disposition activity during 2022 :

						Gross
Property Name	Location	Property/ Parcel Count	GLA	Acreage	Date Sold	Sales Price	Gain on Sale
			(In thousands)			(In thousands)
2022
Newnan Pavilion - Land Parcel (1)	Newnan, GA	1	108	N/A	3/22/22	$4,576	$37
Front Range Village - Single-Tenant Property (1)	Fort Collins, CO	1	24	N/A	3/22/22	7,000	3,417
Rivertowne Square	Deerfield Beach, FL	1	144	N/A	6/07/22	18,750	11,382
Tel-Twelve	Southfield, MI	1	194	N/A	7/21/22	45,000	6,461
Mount Prospect Plaza	Mount Prospect, IL	1	228	N/A	8/18/22	34,600	2,628
Northborough Crossing - Outparcel (1)	Northborough, MA	1	55	N/A	9/08/22	10,229	2,055
The Shops on Lane Avenue	Upper Arlington, OH	1	184	N/A	10/27/22	80,800	27,198
Troy Marketplace	Troy, MI	1	249	N/A	10/27/22	81,900	34,985
Total income producing dispositions		8	1,186	—		$282,855	$88,163

Hartland Town Square - Outparcel	Hartland, MI	1	N/A	0.7	3/31/22	$400	$93
Mount Prospect Plaza - Land parcel	Mount Prospect, IL	1	N/A	0.1	5/16/22	203	161
Lakeland Park Center - Outparcel	Lakeland, FL	1	N/A	1.0	10/17/22	1,000	181
Hartland Town Square - Outparcel	Hartland, MI	1	N/A	1.0	12/08/22	675	340
Total land dispositions		4	—	2.8		$2,278	$775

Total dispositions		12	1,186	2.8		$285,133	$88,938

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

The following table provides a summary of our disposition activity during 2021:

						Gross
Property Name	Location	Property/ Parcel Count	GLA	Acreage	Date Sold	Sales Price	Gain on Sale
			(In thousands)			(In thousands)
2021
Buttermilk Towne Center - Land parcels (1)	Crescent Springs, KY	2	107	N/A	3/05/21	$9,785	$3,809
Deer Grove - Outparcel (1)	Palatine, IL	1	8	N/A	3/05/21	2,500	1,456
Front Range Village - Land parcel (1)	Fort Collins, CO	1	5	N/A	3/05/21	2,750	1,709
Front Range Village - Outparcel (1)	Fort Collins, CO	1	4	N/A	3/05/21	2,475	1,197
Merchants' Square - Outparcels (1)	Carmel, IN	1	19	N/A	3/05/21	3,977	2,133
Promenade at Pleasant Hill - Land parcel (1)	Duluth, GA	1	4	N/A	3/05/21	1,250	467
River City Marketplace - Land parcels (1)	Jacksonville, FL	2	5	N/A	3/05/21	2,895	1,938
Rivertowne Square - Land parcel (1)	Deerfield Beach, FL	1	3	N/A	3/05/21	3,270	2,272
Shoppes of Lakeland - Land parcel (1)	Lakeland, FL	1	3	N/A	3/05/21	1,332	800
Shoppes of Lakeland - Outparcel (1)	Lakeland, FL	1	7	N/A	3/05/21	1,200	289
West Broward - Land parcel (1)	Plantation, FL	1	4	N/A	3/05/21	4,762	2,933
Tel-Twelve - Land parcels (1)	Southfield, MI	2	329	N/A	5/21/21	39,334	34,216
Marketplace of Delray - Land parcels (1)	Delray Beach, FL	3	12	N/A	8/27/21	7,960	6,700
Marketplace of Delray - Outparcels (1)	Delray Beach, FL	4	17	N/A	8/27/21	8,046	5,192
Parkway Shops - Land parcel (1)	Jacksonville, FL	1	26	N/A	8/27/21	2,622	930
Peachtree Hill - Outparcel (1)	Duluth, GA	1	66	N/A	8/27/21	8,275	2,103
Promenade at Pleasant Hill - Outparcel (1)	Duluth, GA	1	3	N/A	8/27/21	844	443
West Broward Shopping Center - Outparcel (1)	Plantation, FL	1	15	N/A	8/27/21	5,954	4,964
West Oaks II Shopping Center - Outparcel (1)	Novi, MI	1	4	N/A	8/27/21	746	455
Winchester Center - Land parcel (1)	Rochester Hills, MI	1	4	N/A	8/27/21	1,657	1,409
Newnan Pavilion - Land parcel (1)	Newnan, GA	1	6	N/A	9/14/21	1,543	—
Market Plaza	Glen Ellyn, IL	1	166	N/A	11/02/21	30,200	821
Northborough Crossing - Land parcels (1)	Northborough, MA	2	142	N/A	12/17/21	27,950	4,605
Northborough Crossing - Outparcels (1)	Northborough, MA	2	126	N/A	12/17/21	36,610	1,732
Webster Place	Chicago, IL	1	135	N/A	12/28/21	29,250	—
Providence Marketplace - Outparcels (1)	Mount Juliet, TN	2	10	N/A	12/30/21	3,645	2,341
Deer Grove - Outparcel (1)	Palatine, IL	1	20	N/A	12/31/21	5,000	3,779
Total income producing dispositions		38	1,250	—		$245,832	$88,693

Hunter's Square - Land parcel	Farmington Hills, MI	1	N/A	0.3	10/01/21	$326	$222
Total land dispositions		1	—	0.3		$326	$222

Total dispositions		39	1,250	0.3		$246,158	$88,915

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

5. Impairment Provisions

We established provisions for impairment for the following consolidated assets:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Land available for development	$—	$—	$598
Income producing properties	—	17,201	—
Total	$—	$17,201	$598

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

6. Equity Investments in Unconsolidated Joint Ventures

As of December 31, 2022, we had two joint venture agreements: 1) R2G Venture LLC and 2) RGMZ Venture REIT LLC, whereby we own 51.5% and 6.4%, respectively, of the equity in each joint venture.  As of December 31, 2022, our R2G Venture LLC joint venture owned 13 income-producing shopping centers and our RGMZ Venture REIT LLC joint venture owned 48 net lease retail properties.  We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting. Our Ramco HHF NP LLC joint venture, in which we had a 7.0% equity interest as of December 31, 2021, was fully dissolved during 2022, and had no impact on our financial results for the year then ended.

Combined financial information of our unconsolidated joint ventures is summarized as follows:

Balance Sheets	December 31, 2022			December 31, 2021
	(In thousands)			(In thousands)
ASSETS	R2G	RGMZ	Total	R2G	RGMZ	Total
Investment in real estate, net	$822,707	$215,059	$1,037,766	$489,557	$152,992	$642,549
Other assets	102,355	80,094	182,449	71,543	74,295	145,838
Total Assets	$925,062	$295,153	$1,220,215	$561,100	$227,287	$788,387
LIABILITIES AND OWNERS' EQUITY
Notes payable	$80,053	$185,227	$265,280	$28,516	$130,519	$159,035
Other liabilities	43,054	6,172	49,226	32,914	3,168	36,082
Owners' equity	801,955	103,754	905,709	499,670	93,600	593,270
Total Liabilities and Owners' Equity	$925,062	$295,153	$1,220,215	$561,100	$227,287	$788,387

RPT's equity investments in unconsolidated joint ventures	$416,487	$6,602	$423,089	$261,229	$5,954	$267,183

Statements of Operations	Year Ended December 31, 2022
	(In thousands)
	R2G	RGMZ	Total
Total revenue	$64,133	$20,122	$84,255
Total expenses	59,033	13,533	72,566
Operating income	5,100	6,589	11,689
Interest expense	2,299	9,373	11,672
Loss on extinguishment of debt	—	317	317
Income tax benefit	—	(14)	(14)
Net income (loss)	$2,801	$(3,087)	$(286)
Preferred member dividends	163	45	208
Net income (loss) available to common members	$2,638	$(3,132)	$(494)

RPT's share of earnings (loss) from unconsolidated joint ventures	$1,359	$(200)	$1,159

Statements of Operations	Year Ended December 31, 2021
	(In thousands)
	R2G	RGMZ	Other	Total
Total revenue	$34,206	$5,957	$—	$40,163
Total expenses	26,322	3,435	7	29,764
Operating income	7,884	2,522	(7)	10,399
Interest expense	76	2,285	—	2,361
Net income (loss)	$7,808	$237	$(7)	$8,038
Preferred member dividends	75	35	—	110
Net income (loss) available to common members	$7,733	$202	$(7)	$7,928

RPT's share of earnings from unconsolidated joint ventures	$3,982	$13	$—	$3,995

Statements of Operations	Year Ended December 31, 2020
	(In thousands)
	R2G	RGMZ	Other	Total
Total revenue	$24,489	$—	$(51)	$24,438
Total expenses	21,285	—	16	21,301
Operating income (loss)	3,204	—	(67)	3,137
Interest expense	—	—	—	—
Net income (loss)	$3,204	$—	$(67)	$3,137
Preferred member dividends	73	—	—	73
Net income (loss) available to common members	$3,131	$—	$(67)	$3,064

RPT's share of earnings (loss) from unconsolidated joint ventures	$1,612	$—	$(22)	$1,590

Acquisitions

The following table provides a summary of our R2G joint venture property acquisitions during 2022 and 2021:

				Gross
Property Name	Location	GLA	Date Acquired	Contract Price (1)	Purchase Price	Debt Issued or Assumed
		(In thousands)		(In thousands)
2022
Mary Brickell Village	Miami, FL	199	7/07/22	$216,000	$212,421	$—
The Shops on Lane Avenue	Upper Arlington, OH	184	10/27/22	80,800	80,721	—
Troy Marketplace	Troy, MI	249	10/27/22	81,900	79,521	—
Total R2G acquisitions		632		$378,700	$372,663	$—

2021
East Lake Woodlands	Palm Harbor, FL	104	7/09/21	$25,500	$25,730	$—
Village Shoppes of Canton	Canton, MA	284	7/12/21	61,500	61,363	—
South Pasadena Shopping Center	South Pasadena, FL	164	7/14/21	32,650	33,184	—
Bedford Marketplace	Bedford, MA	153	7/29/21	54,500	54,775	—
Dedham	Dedham, MA	510	10/07/21	131,500	126,812	—
Total R2G acquisitions		1,215		$305,650	$301,864	$—

(1) Contract price does not include purchase price adjustments made at closing and capitalized closing costs.

The total aggregate fair value of the R2G acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions.  At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

	Year Ended December 31,
	2022	2021
	(In thousands)
Land	$150,911	$50,824
Buildings and improvements	195,291	219,211
Above market leases	1,329	7,906
Lease origination costs	34,654	34,442
Operating lease right-of-use assets	—	4,512
Below market leases	(9,522)	(8,231)
Operating lease liabilities	—	(6,800)
Net assets acquired	$372,663	$301,864

The following table provides a summary of our RGMZ joint venture property acquisitions during 2022 and 2021:

				Gross
Property Name	Location	GLA	Date Acquired	Contract Price (1)	Purchase Price	Debt Issued or Assumed
		(In thousands)		(In thousands)
2022
RPT Realty - 2 Income Producing Properties	Various (2)	132	3/22/22	$11,576	$11,679	$(6,946)
Single-Tenant Property	Ridgeland, MS	2	4/01/22	2,200	2,315	(1,320)
Ansonia Landing	Ansonia, CT	91	5/03/22	14,000	14,238	(8,400)
Walgreens Portfolio	Various (3)	71	5/25/22	33,800	34,261	(20,897)
RPT Realty - 1 Income Producing Property	Northborough, MA	55	9/08/22	10,229	9,290	(6,649)
Total RGMZ acquisitions		351		$71,805	$71,783	$(44,212)

2021
RPT Realty - 13 Income Producing Properties	Various (4)	169	3/05/21	$36,196	$37,228	$(21,718)
RPT Realty - 2 Income Producing Properties	Southfield, MI	329	5/21/21	39,334	39,603	(23,600)
Single-Tenant Property	Las Vegas, NV	14	7/30/21	4,650	4,670	(2,790)
RPT Realty - 13 Income Producing Properties	Various (5)	147	8/27/21	36,104	36,725	(21,662)
RPT Realty - 1 Income Producing Property	Newnan, GA	6	9/14/21	1,543	1,581	(926)
Mountain Valley Shopping Center	Conway, NH	259	11/18/21	26,500	26,946	(15,900)
RPT Realty - 4 Income Producing Properties	Northborough, MA	268	12/17/21	64,560	64,912	(38,736)
RPT Realty - 2 Income Producing Properties	Mount Juliet, TN	10	12/30/21	3,645	3,708	(2,187)
RPT Realty - 1 Income Producing Property	Palatine, IL	20	12/31/21	5,000	5,047	(3,000)
Total acquisitions		1,222		$217,532	$220,420	$(130,519)

(1)Contract price does not include purchase price adjustments made at closing and capitalized closing costs.
(2)Net lease retail properties acquired are located in Colorado and Georgia.
(3)Net lease retail properties acquired are located in Louisiana and Michigan
(4)Net lease retail properties acquired are located in Colorado, Florida, Georgia, Illinois, Indiana and Kentucky.
(5)Net lease retail properties acquired are located in Florida, Georgia, and Michigan.

The total aggregate fair value of the RGMZ acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions.  At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

	Year Ended December 31,
	2022	2021
	(In thousands)
Land	$20,592	$82,265
Buildings and improvements	44,308	71,061
Above market leases	285	54,254
Lease origination costs	6,934	13,705
	72,119	221,285
Mortgage debt assumed at fair value	(19,187)	—
Below market leases	(2,046)	(865)
Net assets acquired	$50,886	$220,420

Dispositions

There were no dispositions of our unconsolidated joint venture properties during 2022 and 2021.

Debt

On February 9, 2022, R2G closed on a fixed mortgage secured by Bedford Marketplace for an aggregate principal amount of $30.0 million. The mortgage has an annual rate of 2.93% and matures on March 1, 2032.

On February 10, 2022, R2G closed on a fixed mortgage secured by Village Shoppes at Canton for an aggregate principal amount of $22.1 million. The mortgage has an annual rate of 2.81% and matures on March 1, 2029.

The following table summarizes the R2G's fixed rate mortgages:

		December 31, 2022		December 31, 2021
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Village Shoppes of Canton	3/1/2029	$22,050	2.81%	$—	—%
East Lake Woodlands	12/1/2031	12,750	2.94%	12,750	2.94%
South Pasadena	12/1/2031	16,330	2.94%	16,330	2.94%
Bedford Marketplace	3/1/2032	29,975	2.93%	—	—%
		$81,105	2.90%	$29,080	2.94%
Unamortized deferred financing costs		(1,052)		(564)
	Total	$80,053		$28,516

On July 11, 2022, RGMZ entered into an amendment to increase its secured credit facility from $240.0 million to $300.0 million which also includes an accordion feature allowing it to increase future potential commitments up to a total capacity of $600.0 million. The amendment also changed the indexed interest rate from LIBOR to the SOFR. On November 17, 2022, RGMZ entered into an upsize amendment, thereby increasing its secured credit facility from $300.0 million to $350.0 million. As of December 31, 2022, RGMZ had $166.1 million outstanding under its secured credit facility, an increase of $35.6 million from December 31, 2021, as result of borrowings in 2022. The interest rate at December 31, 2022 was 6.34%. In addition, RGMZ has a fixed rate mortgage secured by certain single-tenant properties for an aggregate principal amount of $20.7 million as of December 31, 2022. The mortgage has an annual rate of 3.56% and matures on December 1, 2030.

Joint Venture Management and Other Fee Income

We receive a property management fee which is based upon 4.0% of gross revenues received for providing services to R2G and recognize these fees as the services are rendered.  We also receive leasing fees for new leases and renewal leases of 6.0% and 2.5%, respectively, of total expected rent over the length of the lease, capped at 10 years. We receive an asset management fee for services provided to RGMZ, which is based upon 0.25% of the gross asset value of net lease retail assets in RGMZ. We also receive leasing fees from RGMZ for new leases and renewal leases of 5.0% and 2.5%, respectively, of total expected rent over the length of the lease, capped at 10 years. The Company will be paid an additional annual incentive management fee equal to 0.15% based upon the appraised gross asset value of the net lease retail assets in RGMZ. However, the Company will not earn this fee until meeting certain financial hurdles measured at sale or initial public offering of the RGMZ joint venture. Notwithstanding the forgoing for both joint ventures, for tenants with space in excess of 17,000 rentable square feet, the fees are as follows: (i) $1 per rentable square foot for each renewal lease, (ii) (a) $5 per rentable square foot for each new lease for grocer and (b) $4 per rentable square foot for each new lease for non-grocer. We also can receive fees from both joint ventures for construction management and development management. We are responsible for paying any third-party leasing fees.

The following tables provide information for our fees earned which are reported in our consolidated statements of operations and comprehensive income:

	Year Ended December 31, 2022
	R2G	RGMZ	Total
	(In thousands)
Management fees	$2,448	$680	$3,128
Leasing fees	594	163	757
Construction fees	240	—	240
Total	$3,282	$843	$4,125

	Year Ended December 31, 2021
	R2G	RGMZ	Total
	(In thousands)
Management fees	$1,376	$187	$1,563
Leasing fees	418	—	418
Construction fees	5	—	5
Total	$1,799	$187	$1,986

	Year Ended December 31, 2020
	R2G	RGMZ	Total
	(In thousands)
Management fees	$895	$—	$895
Leasing fees	490	—	490
Construction fees	10	—	10
Total	$1,395	$—	$1,395

7. Other Assets, Net and Acquired Lease Intangible Assets, Net

Other assets, net consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Deferred leasing costs, net	$28,650	$28,308
Deferred financing costs on unsecured revolving credit facility, net	3,804	1,243
Acquired development agreements (1)	14,884	15,928
Other, net	6,182	8,188
Total amortizable other assets	53,520	53,667
Straight-line rent receivable, net	15,612	16,220
Goodwill	2,089	2,089
Cash flow hedge mark-to-market asset	21,828	—
Preferred equity investments	13,830	13,529
Other assets held for sale	139	204
Prepaid and other deferred expenses, net	2,425	2,715
Other assets, net	$109,443	$88,424

(1)Represents in-place public improvement agreement of approximately $11.6 million and real estate tax exemption agreement of approximately $3.3 million associated with two properties acquired in 2014.

Straight-line rent receivables are recorded net of allowances of $3.3 million and $4.5 million at December 31, 2022 and 2021, respectively.

Acquired lease intangible assets, net consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Lease origination costs	$58,892	$63,011
Above market leases	6,911	5,894
	65,803	68,905
Accumulated amortization	(25,760)	(31,051)
Acquired lease intangibles, net	$40,043	$37,854

Acquired lease intangible assets have a remaining weighted-average amortization period of 10.2 years as of December 31, 2022.  These intangible assets are being amortized over the terms of the applicable lease.  Amortization of lease origination costs is an increase to amortization expense and amortization of above market leases is a reduction to rental income over the applicable terms of the respective leases. Amortization of the above market lease asset resulted in a reduction of revenue of approximately $1.1 million, $1.2 million, and $0.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Combined, amortizable other assets, net and acquired lease intangibles, net totaled $93.6 million. The following table represents estimated aggregate amortization related to those assets as of December 31, 2022:

Year Ending December 31,
(In thousands)
2023	$16,235
2024	14,449
2025	11,555
2026	9,804
2027	7,337
Thereafter	34,183
Total	$93,563

8. Debt

The following table summarizes our mortgages, notes payable, revolving credit facility and finance lease obligation as of December 31, 2022 and 2021:

	December 31,
Notes Payable and Finance Lease Obligation	2022	2021
	(In thousands)
Senior unsecured notes	$511,500	$511,500
Unsecured term loan facilities	310,000	310,000
Fixed rate mortgages	3,290	31,697
Unsecured revolving credit facility	35,000	35,000
	859,790	888,197
Unamortized premium	77	153
Unamortized deferred financing costs	(5,271)	(4,165)
Total notes payable, net	$854,596	$884,185

Finance lease obligation	$763	$821

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

The following table summarizes the Company's senior unsecured notes:

		December 31, 2022		December 31, 2021
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Senior unsecured notes - 4.27% due 2025	6/27/2025	$31,500	4.27%	$31,500	4.27%
Senior unsecured notes - 4.20% due 2025	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes - 4.09% due 2025	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes - 4.74% due 2026	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes - 4.28% due 2026	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes - 4.57% due 2027	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes - 3.64% due 2028	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes - 4.72% due 2029	12/21/2029	20,000	4.72%	20,000	4.72%
Senior unsecured notes - 4.15% due 2029	12/27/2029	50,000	4.15%	50,000	4.15%
Senior unsecured notes - 3.70% due 2030	11/30/2030	75,000	3.70%	75,000	3.70%
Senior unsecured notes - 3.82% due 2031	11/30/2031	55,000	3.82%	55,000	3.82%
		$511,500	4.09%	$511,500	4.09%
Unamortized deferred financing costs		(2,667)		(2,694)
	Total	$508,833		$508,806

Unsecured Term Loan Facilities and Revolving Credit Facility

On August 18, 2022, the Operating Partnership entered into a Sixth Amended and Restated Credit Agreement (the “credit agreement”) which amends and restates in its entirety the Operating Partnership's Fifth Amended and Restated Credit Agreement dated as of November 6, 2019. The credit agreement provides for a revolving credit facility (the “revolving credit facility”) of up to $500.0 million and term loan facilities of $310.0 million (the “term loan facilities” and, together with the revolving credit facility, the “unsecured revolving line of credit”). Pursuant to the credit agreement, the Operating Partnership has the right, exercisable five times, to request increases to the revolving credit facility and term loan facilities or the making of additional term loans by up to $440.0 million to a maximum aggregate amount not to exceed $1.25 billion. The revolving credit facility matures on August 18, 2026 and can be extended for two additional consecutive periods of six-months, subject to continued compliance with the terms of the credit agreement and the payment of an extension fee of 0.0625%. Borrowings on the revolving credit facility are priced on a leverage grid ranging from SOFR plus 105 basis points to SOFR plus 150 basis points and a 10 basis point SOFR Index adjustment. The term loan facilities mature in four separate tranches ranging from November 6, 2026 to February 18, 2028 and are priced on a leverage grid ranging from SOFR plus 120 basis points to SOFR plus 170 basis points and a 10 basis point SOFR Index adjustment. We recorded loss on extinguishment of debt of $0.1 million, which represented the write-off of unamortized deferred financing costs associated with certain lenders in conjunction with the amendment of the credit agreement.

The following table summarizes the Company's unsecured term loan facilities and revolving credit facility:

		December 31, 2022		December 31, 2021
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
Unsecured term loan due 2023 - fixed rate	3/3/2023	$—	—%	$60,000	3.02%
Unsecured term loan due 2024 - fixed rate	11/6/2024	—	—%	50,000	2.51%
Unsecured term loan due 2025 - fixed rate	2/6/2025	—	—%	50,000	2.57%
Unsecured term loan due 2026 - fixed rate (1)	11/6/2026	50,000	2.50%	50,000	2.95%
Unsecured term loan due 2027 - fixed rate (2)	2/5/2027	100,000	2.61%	100,000	3.04%
Unsecured term loan due 2027 - fixed rate (3)	8/18/2027	50,000	2.52%	—	—%
Unsecured term loan due 2028 - fixed rate (4)	2/18/2028	110,000	2.80%	—	—%
		$310,000	2.65%	$310,000	2.86%
Unamortized deferred financing costs		(2,604)		(1,471)
Term loans, net		$307,396		$308,529

Revolving credit facility - variable rate	11/6/2023	$—	—%	$35,000	1.25%
Revolving credit facility - variable rate	8/18/2026	35,000	5.48%	—	—%
		$35,000	5.48%	$35,000	1.25%

(1)Swapped to a weighted average fixed rate of 1.20%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at December 31, 2022.
(2)Swapped to a weighted average fixed rate of 1.31%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at December 31, 2022.
(3)Swapped to a weighted average fixed rate of 1.22%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at December 31, 2022.
(4)Swapped to a weighted average fixed rate of 1.50%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at December 31, 2022.

As of both December 31, 2022 and December 31, 2021, we had $35.0 million outstanding under our revolving credit facility. We had no outstanding letters of credit issued under our revolving credit facility as of December 31, 2022. We had $465.0 million of unused capacity under our $500.0 million revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. The interest rate as of December 31, 2022 was 5.48%.

Mortgages

On October 11, 2022, the Company repaid a mortgage note secured by The Shops on Lane Avenue totaling $27.2 million with an interest rate of 3.76%.

The following table summarizes the Company's fixed rate mortgages:

		December 31, 2022		December 31, 2021
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(in thousands)		(in thousands)
The Shops on Lane Avenue	1/10/2023	$—	—%	$27,624	3.76%
Nagawaukee II	6/1/2026	3,290	5.80%	4,073	5.80%
		$3,290	5.80%	$31,697	4.02%
Unamortized premium		77		153
Total		$3,367		$31,850

The fixed rate mortgages are secured by a property that has an approximate net book value of $17.2 million as of December 31, 2022.

The mortgage loans encumbering our properties are generally nonrecourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender.  These exceptions include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly and certain environmental liabilities.  In addition, upon the occurrence of certain events, such as fraud or filing of a bankruptcy petition by the borrower, we or our joint ventures would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, including penalties and expenses.

Finance lease

At December 31, 2022 we had a finance ground lease at our Buttermilk Towne Center with the City of Crescent Springs, Kentucky with a gross carrying value of $10.1 million classified as land. Total amounts expensed as interest relating to this lease were negligible for the years ended December 31, 2022, 2021 and 2020.

Covenants

Our revolving credit facility, senior unsecured notes as amended and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations.  As of December 31, 2022, we were in compliance with these covenants.

The following table presents scheduled principal payments on mortgages, notes payable, revolving credit facility and finance lease payments as of December 31, 2022:

Year Ending December 31,	Principal Payments	Finance Lease Payments
	(In thousands)
2023	$829	$100
2024	879	100
2025	132,431	100
2026 (1)	160,651	100
2027	180,000	100
Thereafter	385,000	500
Subtotal debt	859,790	1,000
Unamortized mortgage premium	77	—
Unamortized deferred financing costs	(5,271)	—
Amounts representing interest	—	(237)
Total	$854,596	$763

(1)Scheduled maturities in 2026 include the $35.0 million balance on the revolving credit facility drawn as of December 31, 2022. The revolving credit facility has two six-month extensions available at the Company's option provided compliance with financial covenants is maintained.

9. Acquired Lease Intangible Liabilities, Net

Acquired lease intangible liabilities, net were $33.2 million and $36.2 million as of December 31, 2022 and 2021, respectively. Acquired lease intangible liabilities have a remaining weighted-average amortization period of 16.7 years as of December 31, 2022.  The lease intangible liabilities relate to below market leases and are being accreted over the applicable terms of the acquired leases, which resulted in an increase in revenue of $5.3 million, $3.9 million, and $3.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Amortizable acquired lease intangibles liabilities, net totaled $33.2 million. The following table represents estimated aggregate amortization related to those liabilities as of December 31, 2022:

Year Ending December 31,
(In thousands)
2023	$5,316
2024	2,585
2025	2,474
2026	2,324
2027	2,223
Thereafter	18,235
Total	$33,157

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	Balance Sheet Location	Total Fair Value	Level 1	Level 2	Level 3
2022		(In thousands)
Derivative assets - interest rate swaps	Other assets	$21,828	$—	$21,828	$—
Derivative liabilities - interest rate swaps	Other liabilities	$—	$—	$—	$—
2021
Derivative assets - interest rate swaps	Other assets	$—	$—	$—	$—
Derivative liabilities - interest rate swaps	Other liabilities	$(2,712)	$—	$(2,712)	$—

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

The Company determined that the valuation of its fixed rate senior unsecured notes, unsecured term loan facilities (including variable rate term loans swapped to fixed through derivatives), and revolving credit facility were classified as Level 2 of the fair value hierarchy and its fixed rate mortgages were classified within Level 3 of the fair value hierarchy. Our Level 2 fixed rate debt had a carrying value of $821.5 million at both December 31, 2022 and 2021, and had fair values of approximately $763.0 million and $833.1 million at December 31, 2022 and 2021, respectively. Our Level 2 variable rate debt had a carrying value of $35.0 million at both December 31, 2022 and 2021, and had fair values of approximately $35.3 million and $35.0 million at December 31, 2022 and 2021, respectively. Our Level 3 fixed rate mortgages had carrying values of $3.3 million and $31.7 million as of December 31, 2022 and 2021, respectively, and had fair values of approximately $3.3 million and $32.4 million, respectively.

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

The table below presents the recorded amount of assets at the time they were marked to fair value during the years ended December 31, 2022 and 2021 on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the years ended December 31, 2022 and 2021.

Assets	Total Fair Value	Level 1	Level 2	Level 3	Total Impairment
	(In thousands)
2022
None

2021
Income producing properties	$30,171	$—	$—	$30,171	$(17,201)
Total	$30,171	$—	$—	$30,171	$(17,201)

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

Preferred Equity Investments

Our preferred equity investments in unconsolidated entities are recorded at cost, less any impairment. If we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer, we remeasure the equity security at fair value as of the date that the observable transaction occurred. We did not mark any preferred investments to fair value on a non-recurring basis during the years ended December 31, 2022 and 2021. Our preferred investments are also subject to impairment testing on a nonrecurring basis if a decline in the fair value of the investment below the carrying amount is determined to be a decline that is other-than-temporary. We classify other-than-temporarily impaired preferred investments as nonrecurring Level 3.

11.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt. We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing.  On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in our consolidated statements of operations and comprehensive income.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR or SOFR rate. At December 31, 2022, all of our hedges were effective.

During the year ended December 31, 2022, the Company entered into amendments for nine of its interest rate swap agreements, with an aggregate notional amount of $250.0 million, to replace LIBOR with SOFR. There were no changes to interest rate swap parties, notional amounts, settlement dates or reset dates and calculation period as a result of these amendments.

During the year ended December 31, 2022, the Company entered into four additional forward starting interest rate swap agreements for an aggregate notional amount of $160.0 million.

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

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. We have no LIBOR-based interest rate swap agreements which extend beyond this date.

At December 31, 2022, we had ten interest rate swap agreements in effect for an aggregate notional amount of $310.0 million and four forward starting interest swap agreements for an aggregate notional amount of $160.0 million converting our floating rate corporate debt to fixed rate debt.

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2022:

Underlying Debt	Hedge Type	Reference Rate	Notional Value	Fixed Rate	Fair Value	Expiration Date
			(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	LIBOR	$60,000	1.770%	$264	03/2023
Unsecured term loan	Cash Flow	SOFR	30,000	1.165%	1,761	11/2024
Unsecured term loan	Cash Flow	SOFR	10,000	1.169%	587	11/2024
Unsecured term loan	Cash Flow	SOFR	10,000	1.182%	585	11/2024
Unsecured term loan	Cash Flow	SOFR	25,000	1.210%	1,529	01/2025
Unsecured term loan	Cash Flow	SOFR	25,000	1.239%	1,512	01/2025
Unsecured term loan	Cash Flow	SOFR	50,000	1.201%	4,694	11/2026
Unsecured term loan	Cash Flow	SOFR	25,000	1.308%	2,316	01/2027
Unsecured term loan	Cash Flow	SOFR	50,000	1.289%	4,634	01/2027
Unsecured term loan	Cash Flow	SOFR	25,000	1.335%	2,292	01/2027
			$310,000		$20,174

Derivative Assets - Forward Swaps
Unsecured term loan	Cash Flow	SOFR	$50,000	2.855%	$367	08/2027
Unsecured term loan	Cash Flow	SOFR	30,000	3.344%	421	02/2028
Unsecured term loan	Cash Flow	SOFR	30,000	3.359%	407	02/2028
Unsecured term loan	Cash Flow	SOFR	50,000	2.865%	459	02/2028
Total Derivative Assets			$470,000		$21,828

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2021:

Underlying Debt	Hedge Type	Reference Rate	Notional Value	Fixed Rate	Fair Value	Expiration Date
			(In thousands)		(In thousands)
Derivative Liabilities
Unsecured term loan	Cash Flow	LIBOR	$60,000	1.770%	$(875)	03/2023
Unsecured term loan	Cash Flow	LIBOR	30,000	1.260%	(211)	11/2024
Unsecured term loan	Cash Flow	LIBOR	10,000	1.259%	(70)	11/2024
Unsecured term loan	Cash Flow	LIBOR	10,000	1.269%	(73)	11/2024
Unsecured term loan	Cash Flow	LIBOR	25,000	1.310%	(204)	01/2025
Unsecured term loan	Cash Flow	LIBOR	25,000	1.324%	(215)	01/2025
Unsecured term loan	Cash Flow	LIBOR	50,000	1.297%	(211)	11/2026
Unsecured term loan	Cash Flow	LIBOR	25,000	1.402%	(226)	01/2027
Unsecured term loan	Cash Flow	LIBOR	50,000	1.382%	(405)	01/2027
Unsecured term loan	Cash Flow	LIBOR	25,000	1.398%	(222)	01/2027
Total Derivative Liabilities			$310,000		$(2,712)

The effect of derivative financial instruments on our consolidated statements of operations and comprehensive income for the years ended December 31, 2022 and 2021 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Year Ended December 31,			Year Ended December 31,
	2022	2021		2022	2021
	(In thousands)			(In thousands)
Interest rate contracts - assets	$23,093	$—	Interest Expense	$(1,265)	$—
Interest rate contracts - liabilities	2,477	15,906	Interest Expense	235	(4,150)
Total	$25,570	$15,906	Total	$(1,030)	$(4,150)

12. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at December 31, 2022, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2023	$150,012
2024	136,302
2025	115,937
2026	96,986
2027	73,029
Thereafter	194,778
Total	$767,044

We recognized rental income related to variable lease payments of $44.1 million and $47.8 million for the years ended December 31, 2022 and 2021, respectively.

Substantially all of the assets included as income producing properties, net on the consolidated balance sheets, relate to our portfolio of wholly owned shopping centers, in which we are the lessor under operating leases with our tenants. As of December 31, 2022, the Company’s wholly owned portfolio was 93.6% leased.

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

The components of lease expense were as follows:

		Year Ended December 31,
Statements of Operations	Classification	2022	2021	2020
		(In thousands)
Operating ground lease cost	Non-recoverable operating expense	$1,162	$1,162	$1,162
Operating administrative lease cost	General and administrative expense	652	604	581
Finance lease cost	Interest Expense	43	46	48

Supplemental balance sheet information related to leases is as follows:

Balance Sheet	Classification	December 31, 2022	December 31, 2021
		(In thousands)
ASSETS
Operating lease assets	Operating lease right-of-use assets	$17,269	$17,934
Finance lease asset	Land	10,095	10,095
Total leased assets		$27,364	$28,029

LIABILITIES
Operating lease liabilities	Operating lease liabilities	$17,016	$17,431
Finance lease liability	Finance lease liability	763	821
Total lease liabilities		$17,779	$18,252

Weighted Average Remaining Lease Terms
Operating leases		73 years	71 years
Finance lease		10 years	11 years
Weighted Average Incremental Borrowing Rate
Operating leases		6.22%	6.16%
Finance lease		5.23%	5.23%

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,565	$1,504
Operating cash flows from finance lease	42	46
Financing cash flows from finance lease	58	54

Maturities of lease liabilities as of December 31, 2022 were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Lease
	(In thousands)
2023	$1,496	$100
2024	1,118	100
2025	1,048	100
2026	1,093	100
2027	1,108	100
Thereafter	92,228	500
Total lease payments	$98,091	$1,000
Less imputed interest	(81,075)	(237)
Total	$17,016	$763

13. Earnings per Common Share

The following table sets forth the computation of basic earnings per share (“EPS”):

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Net income (loss)	$85,657	$70,264	$(10,474)
Net (income) loss attributable to noncontrolling interest	(1,607)	(1,625)	241
Preferred share dividends	(6,701)	(6,701)	(6,701)
Allocation of income to restricted share awards	(956)	(498)	(136)
Net income (loss) available to common shareholders	$76,393	$61,440	$(17,070)

Weighted average shares outstanding, Basic	84,231	81,083	79,998

Earnings (Loss) per common share, Basic	$0.91	$0.76	$(0.21)

The following table sets forth the computation of diluted EPS:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Net income (loss)	$85,657	$70,264	$(10,474)
Net (income) loss attributable to noncontrolling interest	(1,607)	(1,625)	241
Preferred share dividends	(6,701)	(6,701)	(6,701)
Allocation of income to restricted share awards	(956)	(498)	(136)
Net income (loss) available to common shareholders	$76,393	$61,440	$(17,070)

Weighted average shares outstanding, Basic	84,231	81,083	79,998
Dilutive effect of securities using the treasury method (1)	1,243	1,215	—
Weighted average shares outstanding, Diluted	85,474	82,298	79,998

Earnings (Loss) per common share, Diluted	$0.89	$0.75	$(0.21)

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

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Year Ended December 31,
	2022		2021		2020
	Issued	Converted	Issued	Converted	Issued	Converted
Operating Partnership Units	1,604	1,604	1,755	1,755	1,909	1,909
Series D Preferred Shares	1,849	7,017	1,849	7,017	1,849	7,017
Restricted Stock Awards	—	—	—	—	1,571	496
	3,453	8,621	3,604	8,772	5,329	9,422

14. Shareholders’ Equity

Underwritten public offerings

We did not complete any underwritten public offerings in 2022, 2021 or 2020.

Equity Distribution Agreement

In February 2020, the Company entered into an Equity Distribution Agreement (“2020 Equity Distribution Agreement”) pursuant to which the Company could offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $100.0 million (the “Prior ATM Program”). During the year ended December 31, 2022, the Company entered into forward sale agreements under the Prior ATM Program to sell an aggregate of 75,000 shares of common shares. During the year ended December 31, 2022, the Company settled all forward sale agreements under the Prior ATM Program, receiving $1.0 million of gross proceeds before issuance costs, which were used for working capital and general corporate purposes.

In February 2022, the Company entered into an Equity Distribution Agreement (“2022 Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $150.0 million (the “Current ATM Program”). In connection with the establishment of the Current ATM Program, the 2020 Equity Distribution Agreement was terminated effective February 18, 2022, and there will be no future issuances under the Prior ATM Program. Under the Current ATM Program, sales of the shares of common shares may be made, in the Company's discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for shares of its common shares with forward sellers and forward purchasers. During the year ended December 31, 2022, the Company entered into forward sale agreements to sell an aggregate of 1,226,271 shares of its common stock, at a weighted average offering price of $13.85, before discounts and offering expenses. The Company subsequently settled all shares pursuant to these forward sale agreements, receiving $17.0 million of gross proceeds before issuance costs, which were used for working capital and general corporate purposes. As of December 31, 2022, $133.0 million of common shares remained available for issuance under the Current ATM Program.

Non-Controlling Interests

As of December 31, 2022, 2021 and 2020, we had 1,604,394, 1,754,842, and 1,909,018 of OP Units outstanding, respectively. OP Unit holders are entitled to exchange their units for our common shares on a 1:1 basis or for cash.  The form of payment is at our election. During 2022, there were no units converted for cash and 150,448 OP Units converted for common shares. During 2021 there were 13,830 units converted for cash in the amount of $0.2 million, and 140,346 units converted for common shares. During 2020 there were no unit conversions.

Preferred Shares

As of December 31, 2022, 2021 and 2020 we had 1,848,539 shares of 7.25% Series D Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest (“Preferred Shares”) outstanding that have a liquidation preference of $50 per share and a par value of $0.01 per share. The Preferred Shares were convertible at any time by the holders to our common shares at a conversion rate of $13.17 as of December 31, 2022, 2021 and 2020. The conversion rate is adjusted quarterly. The Preferred Shares are also convertible under certain circumstances at our election. The holders of the Preferred Shares have no voting rights. At December 31, 2022, 2021, and 2020, the Preferred Shares were convertible into approximately 7.0 million shares of common stock.

The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2022		2021		2020
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$0.520	$0.510	$0.390	$0.270	$0.220	$0.440
Preferred shares	$3.625	$3.625	$3.625	$3.625	$3.625	$3.625

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2022	2021	2020
Common shares
Qualified dividend	$0.020	$0.011	$—
Section 199A dividend (1)	0.409	0.043	0.391
Ordinary dividend	$0.429	$0.054	$0.391
Capital gain distribution	0.066	—	—
Non-dividend distribution	0.015	0.216	0.049
	$0.510	$0.270	$0.440
Perpetual preferred shares
Qualified dividend	$0.145	$0.737	$—
Section 199A dividend (1)	2.997	2.888	3.625
Ordinary dividend	$3.142	$3.625	$3.625
Capital gain distribution	0.483	—	—
	$3.625	$3.625	$3.625

(1) Represents qualified REIT dividends that may be eligible for the 20% qualified business income deduction under Section 199A of the Internal Revenue Code if 1986, as amended, that is available for non-corporate taxpayers and is included in "Ordinary Dividends".

The fourth quarter Common shares and Preferred Shares distribution for 2022 which was paid on January 2, 2023, has been treated as paid on January 2, 2023 for income tax purposes.

The fourth quarter Common shares and Preferred Shares distribution for 2021, which was paid on January 3, 2022, has been treated as paid on January 3, 2022 for income tax purposes. The fourth quarter Preferred Shares distribution for 2020, which was paid on January 4, 2021 has been treated as paid on January 4, 2021 for income tax purposes.

Dividend reinvestment plan

We have a dividend reinvestment plan that allows for participating shareholders to have their dividend distributions automatically invested in additional common shares based on the average price of the shares acquired for the distribution.

15.  Share-Based Compensation and Other Benefit Plans

Incentive, Inducement and Stock Option Plans

As of December 31, 2022, we have two share-based compensation plans in effect: 1) the Amended and Restated 2019 Omnibus Long-Term Incentive Plan (“2019 LTIP”) and 2) the Inducement Incentive Plan (“Inducement Plan”). The 2019 LTIP is administered by the compensation committee of the Board (the “Compensation Committee”). The 2019 LTIP provides for the award to our trustees, officers, employees and other service providers of restricted shares, restricted share units, options to purchase shares, share appreciation rights, unrestricted shares, and other awards to acquire up to an aggregate of 5.1 million common shares of beneficial interest plus any shares that become available under the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) as a result of the forfeiture, expiration or cancellation of outstanding awards or any award settled in cash in lieu of shares under such plan. As of December 31, 2022, there were 2.1 million shares of beneficial interest available for issuance under the 2019 LTIP. The Inducement Plan was approved by the Board in April 2018 and under such plan the Compensation Committee may grant, subject to any Company performance conditions as specified by the Compensation Committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement to the individual's entry into employment with the Company. The Inducement Plan allows us to issue up to 6.0 million common shares, of which 5.0 million common shares remained available for issuance as of December 31, 2022; however, we do not intend to make further awards under the Inducement Plan following adoption of the 2019 LTIP.

The 2012 LTIP, which allowed for the grant of restricted shares, restricted share units, options and other awards to trustees, officers and other key employees, has been terminated except with respect to awards currently outstanding under the plan.
We recognized total share-based compensation expense of $9.7 million, $8.1 million, and $6.3 million for 2022, 2021, and 2020, respectively.

Restricted Stock Share-Based Compensation

Under the 2012 LTIP, Inducement Plan and 2019 LTIP, the Company has made grants of service-based restricted shares, performance-based cash awards and performance-based equity awards. The service-based restricted share awards to employees vest over three years or five years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year.  We recognized expense related to service-based restricted share grants of $4.2 million for the year ended December 31, 2022, $4.1 million for year ended December 31, 2021 and $3.7 million for the year ended December 31, 2020.

During the year ended December 31, 2022, we granted the following awards:

•351,116 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date. The service-based restricted share awards to employees vest over three years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year;
•Performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

A summary of the activity of service-based restricted shares under the 2012 LTIP, the Inducement Plan and the 2019 LTIP for the years ended December 31, 2022, 2021 and 2020 is presented below:

	2022		2021		2020
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, beginning of the year	849,547	$9.96	842,321	$9.75	449,643	$12.40
Granted	351,116	11.97	348,667	10.92	636,024	8.91
Vested	(290,253)	11.85	(336,592)	10.47	(205,839)	12.38
Forfeited or expired	(10,431)	12.05	(4,849)	8.22	(37,507)	12.78
Outstanding, end of the year	899,979	$10.11	849,547	$9.96	842,321	$9.75

As of December 31, 2022, we had 896,899 unvested service-based share awards outstanding under the 2019 LTIP and 3,080 unvested service-based share awards outstanding under the 2012 LTIP. We had no unvested service-based share awards outstanding under the Inducement Plan. These awards have various expiration dates through October 2025.

The Company has TSR Grants that are either earned (1) subject to a future performance measurement based on a three-year shareholder return peer comparison or (2) subject to a future performance measurement based on the Company's stock price over a four-year performance period. Pursuant to ASC 718 – Stock Compensation, we determine the grant date fair value of TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognize the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. We recognized compensation expense of $5.5 million, $3.6 million, and $2.4 million related to these performance awards recorded during the years ended December 31, 2022, 2021 and 2020, respectively. The fair value of each grant for the reported periods is estimated on the date of grant using the Monte Carlo simulation model using the weighted average assumptions noted in the following table:

	Year Ended December 31,
	2022	2021	2020
Closing share price	$11.95 - $12.71	$10.45	$5.03 - $13.09
Expected dividend rate	—%	—%	—% - 6.7%
Expected stock price volatility	58.5% - 61.6%	57.1%	23.3% - 46.2%
Risk-free interest rate	1.4% - 2.8%	0.2%	0.3% - 0.9%
Expected life (years)	2.59 - 2.84	2.88	2.85 - 4.18

The Company also determines the grant date value of the TSR Grants that will be settled in cash, and any subsequent re-measurements, based upon a Monte Carlo simulation model. We will recognize the compensation expense ratably over the requisite service periods. We are required to re-value the cash awards at the end of each quarter using the same methodology as was used at the initial grant date and adjust the compensation expense accordingly. If at the end of the measurement period the performance criterion is not met, compensation expense related to the cash awards previously recognized would be reversed. As of December 31, 2021, the future performance measurement period had been completed for all outstanding TSR Grants that will be settled in cash, and as such, there was no Monte Carlo simulation models performed. We recognized compensation expense of $0.4 million and $0.2 million related to these performance awards recorded during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2022, we had $12.8 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity awards. This expense is expected to be recognized over a weighted-average period of 1.9 years.

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

No options were granted under any of our plans in the years ended December 31, 2022, 2021 and 2020.

Other Benefit Plan

The Company has a defined contribution profit sharing plan and trust (the “Plan”) with a qualified cash or deferred 401(k) arrangement covering all employees. Participation in the Plan is discretionary for all full-time employees who have attained the age of 21. The entry date eligibility is the first pay date of a quarter following the date of hire. Our expense was approximately $0.3 million, $0.2 million and $0.2 million for each of the years ended December 31, 2022, 2021 and 2020, respectively.

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

As of December 31, 2022, we had a federal and state deferred tax asset of $6.8 million and a valuation allowance of $6.8 million, which represents a decrease of $1.8 million from December 31, 2021.  Our deferred tax assets, such as net operating losses and land basis differences, are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets. These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

For the year ended December 31, 2022, we recorded an income tax provision of $0.1 million. For the year ended December 31, 2021, we recorded an income tax benefit of $0.1 million. Income tax benefit for the year ended December 31 2020, was negligible.

We had no unrecognized tax benefits as of or during the three year period ended December 31, 2022.  We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2022.  No material interest or penalties relating to income taxes were recognized in the statement of operations for the years ended December 31, 2022, 2021, and 2020 or in the consolidated balance sheets as of December 31, 2022, 2021, and 2020.  It is our accounting policy to classify interest and penalties relating to unrecognized tax benefits as tax expense.  As of December 31, 2022, returns for the calendar years 2019 through 2022 remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local tax jurisdictions.  As of December 31, 2022, certain returns for calendar year 2018 also remain subject to examination by various state and local tax jurisdictions.

Sales Tax

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

17.  Commitments and Contingencies

Construction Costs

In connection with the development and expansion of various shopping centers as of December 31, 2022, we had entered into agreements for construction costs of approximately $6.4 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. We are not aware of any matters that would have a material effect on our consolidated financial statements.

Development Obligations

As of December 31, 2022, the Company has $1.6 million of development related obligations that require annual payments through December 2032.

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $5.7 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date.

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

Subsequent to December 31, 2022, the Company separately borrowed $12.0 million and made repayments of $4.0 million on its revolving credit facility.

RPT REALTY
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2022
(in thousands of dollars)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

For the Year Ended December 31, 2022
Allowance for Doubtful Accounts	$13,107	1,064	(5,678)	—	$8,493
Straight Line Rent Reserve	$4,504	(1,214)	—	—	$3,290

For the Year Ended December 31, 2021
Allowance for Doubtful Accounts	$12,996	2,450	(2,339)	—	$13,107
Straight Line Rent Reserve	$4,091	522	(109)	—	$4,504

For the Year Ended December 31, 2020
Allowance for Doubtful Accounts	$1,037	12,884	(925)	—	$12,996
Straight Line Rent Reserve	$1,825	2,721	(455)	—	$4,091

RPT REALTY
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(in thousands of dollars)

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired

Bellevue Plaza	TN	$—	$2,061	$6,544	$529	$2,061	$7,073	$9,134	$391	2002	2021
Bridgewater Falls	OH	—	9,831	76,446	(199)	9,831	76,247	86,078	18,551	2005/2007	2014
Brookline	MA	—	1,592	3,146	38	1,592	3,184	4,776	53	1990/2015	2022
Buttermilk Towne Center	KY	—	13,249	21,103	(652)	10,095	23,605	33,700	6,811	2005	2014
Centennial Shops	MN	—	—	29,639	574	—	30,213	30,213	6,347	2008	2016
Central Plaza	MO	—	10,250	10,909	2,574	10,250	13,483	23,733	3,767	1970	2012
Clinton Pointe	MI	—	1,175	10,499	2,025	1,176	12,523	13,699	5,820	1992	2003
Crofton Centre	MD	—	8,012	22,774	1,547	8,012	24,321	32,333	5,025	1974	2015
Cypress Point	FL	—	2,968	17,637	2,359	2,968	19,996	22,964	5,674	1983	2013
Deer Creek Shopping Center	MO	—	6,070	18,105	2,407	6,070	20,512	26,582	6,135	1970's/2013	2013
Deer Grove Centre	IL	—	8,408	8,197	4,457	7,873	13,189	21,062	5,959	1997	2013
Deerfield Towne Center	OH	—	6,868	78,551	9,130	6,868	87,681	94,549	24,365	2004/2007	2013
Front Range Village	CO	—	19,413	80,600	14,991	20,295	94,709	115,004	21,431	2008	2014
Heritage Place	MO	—	13,899	22,506	4,554	13,899	27,060	40,959	10,018	1989	2011
Highland Lakes	FL	—	4,714	9,378	679	4,714	10,057	14,771	369	1979	2021
Holcomb Center	GA	—	658	5,953	3,906	658	9,859	10,517	5,642	1986	1996
Hunters Square	MI	—	7,673	52,774	6,447	7,577	59,317	66,894	17,645	1988	2013
Lakehills Plaza	TX	—	17,987	12,828	254	17,988	13,081	31,069	1,509	1980/2019	2019
Lakeland Park Center	FL	—	15,365	—	40,770	16,119	40,016	56,135	10,699	2014	2008
Marketplace of Delray	FL	—	7,922	18,910	(1,071)	6,378	19,383	25,761	5,812	1981/2010	2013
Merchants' Square	IN	—	4,997	18,346	5,557	4,453	24,447	28,900	9,313	1970	2010
Nagawaukee Shopping Center	WI	3,290	7,549	30,898	4,478	7,517	35,408	42,925	9,989	1994/2004/2008	2012/2013
Newnan Pavillion	GA	—	6,550	23,581	884	6,550	24,465	31,015	1,850	1998/2013	2021
Northborough Crossing	MA	—	7,568	17,504	2,962	7,568	20,466	28,034	1,094	2011	2021
Olentangy Plaza	OH	—	4,283	20,774	3,664	4,283	24,438	28,721	6,178	1981	2015
Parkway Shops	FL	—	3,145	—	21,389	5,827	18,707	24,534	5,424	2013	2008
Peachtree Hill	GA	—	7,517	17,062	(7,509)	6,134	10,936	17,070	2,409	1986	2015
Promenade at Pleasant Hill	GA	—	3,891	22,520	7,509	3,330	30,590	33,920	13,971	1993	2004
Providence Marketplace	TN	—	22,171	85,657	(1,147)	22,088	84,593	106,681	14,853	2006	2017
River City Marketplace	FL	—	19,768	73,859	3,808	11,087	86,348	97,435	31,958	2005	2005
Shoppes of Lakeland	FL	—	5,503	20,236	2,586	5,236	23,089	28,325	5,943	1985	1996
Southfield Plaza	MI	—	1,121	10,777	1,403	1,121	12,180	13,301	8,763	1969	1996
Spring Meadows Place	OH	—	2,646	16,758	15,946	4,539	30,811	35,350	16,334	1987	1996
The Crossings	NH	—	17,283	72,043	—	17,283	72,043	89,326	2,038	1974/2006/2017	2022
Treasure Coast Commons	FL	—	2,924	10,644	1,217	2,924	11,861	14,785	3,791	1996	2013
Village Lakes Shopping Center	FL	—	862	7,768	8,428	862	16,196	17,058	8,817	1987	1997

			INITIAL COST TO COMPANY		Capitalized Subsequent to Acquisition or Improvements, Net of Impairments	GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
Property	Location	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Date Constructed	Date Acquired

Vista Plaza	FL	—	3,667	16,769	776	3,667	17,545	21,212	4,640	1998	2013
West Broward	FL	—	5,339	11,521	(848)	4,610	11,402	16,012	2,763	1965	2013
West Allis Towne Centre	WI	—	1,866	16,789	16,622	1,866	33,411	35,277	16,711	1987	1996
West Oaks I	MI	—	1,058	17,173	21,316	2,826	36,721	39,547	15,157	1979	1996/2018
West Oaks II	MI	—	1,391	12,519	8,822	1,315	21,417	22,732	12,324	1986	1996
Winchester Center	MI	—	5,667	18,559	7,867	5,517	26,576	32,093	7,318	1980	2013
Woodbury Lakes	MN	—	10,411	55,635	28,229	10,411	83,864	94,275	20,933	2005	2014
Woodstock Square	GA	—	6,624	27,184	954	6,624	28,138	34,762	1,396	2001	2021
Land Held for Future Development (1)	Various	—	28,266	14,026	(18,673)	17,998	5,621	23,619	46	N/A	N/A
TOTALS		$3,290	$340,182	$1,145,101	$231,559	$320,060	$1,396,782	$1,716,842	$386,036

(1) Primarily in Hartland, MI, Lakeland, FL and Jacksonville, FL.

SCHEDULE III
REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
December 31, 2022

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Reconciliation of total real estate carrying value:
Balance at beginning of year	$1,874,967	$1,855,549	$1,860,382
Additions during period:
Acquisition	94,064	155,032	—
Improvements	24,188	23,934	18,663
Deductions during period:
Cost of real estate sold/written off	(275,446)	(141,343)	(22,898)
Impairment	—	(17,201)	(598)
Reclassification to held for sale	(931)	(1,004)	—
Balance at end of year	$1,716,842	$1,874,967	$1,855,549
Reconciliation of accumulated depreciation:
Balance at beginning of year	$422,270	$392,301	$352,006
Depreciation Expense	54,474	54,643	54,253
Cost of real estate sold/written off	(89,777)	(23,670)	(13,958)
Reclassification to held for sale	(931)	(1,004)	—
Balance at end of year	$386,036	$422,270	$392,301

Aggregate cost for federal income tax purposes	$1,804,617	$1,944,380	$1,923,056