Form 10-Q
period 2023-03-31
RPT Realty
filed 2023-05-04
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2023

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
Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of April 28, 2023: 86,685,800

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RPT REALTY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Income producing properties, at cost:
Land	$301,403	$302,062
Buildings and improvements	1,368,579	1,373,893
Less accumulated depreciation and amortization	(390,305)	(386,036)
Income producing properties, net	1,279,677	1,289,919
Construction in progress and land available for development	37,399	37,772
Real estate held for sale	6,217	3,115
Net real estate	1,323,293	1,330,806
Equity investments in unconsolidated joint ventures	422,580	423,089
Cash and cash equivalents	6,023	5,414
Restricted cash and escrows	466	461
Accounts receivable (net of allowance for doubtful accounts of $6,407 and $8,493 as of March 31, 2023 and December 31, 2022, respectively)	21,809	19,914
Acquired lease intangibles, net	37,870	40,043
Operating lease right-of-use assets	17,100	17,269
Other assets, net	102,164	109,443
TOTAL ASSETS	$1,931,305	$1,946,439

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable, net	$856,643	$854,596
Finance lease obligation	763	763
Accounts payable and accrued expenses	42,089	41,985
Distributions payable	15,309	14,336
Acquired lease intangibles, net	32,463	33,157
Operating lease liabilities	16,907	17,016
Other liabilities	6,288	5,933
TOTAL LIABILITIES	970,462	967,786

Commitments and Contingencies

RPT Realty (“RPT”) Shareholders' Equity:
Preferred shares of beneficial interest, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 240,000 shares authorized, 85,642 and 85,525 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	856	855
Additional paid-in capital	1,255,867	1,255,087
Accumulated distributions in excess of net income	(421,980)	(409,290)
Accumulated other comprehensive income	15,838	21,434
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO RPT	943,008	960,513
Noncontrolling interest	17,835	18,140
TOTAL SHAREHOLDERS' EQUITY	960,843	978,653

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,931,305	$1,946,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUE
Rental income	$50,125	$53,998
Other property income	819	1,350
Management and other fee income	1,303	741
TOTAL REVENUE	52,247	56,089

EXPENSES
Real estate taxes	7,150	8,171
Recoverable operating expense	7,558	7,208
Non-recoverable operating expense	2,834	2,630
Depreciation and amortization	17,217	20,211
Transaction costs	—	114
General and administrative expense	9,315	8,348
TOTAL EXPENSES	44,074	46,682

Gain on sale of real estate	297	3,547

OPERATING INCOME	8,470	12,954

OTHER INCOME AND EXPENSES
Other income, net	206	184
Earnings from unconsolidated joint ventures	1,495	1,101
Interest expense	(8,703)	(8,312)
INCOME BEFORE TAX	1,468	5,927
Income tax provision	(181)	(35)
NET INCOME	1,287	5,892
Net income attributable to noncontrolling partner interest	(23)	(116)
NET INCOME ATTRIBUTABLE TO RPT	1,264	5,776
Preferred share dividends	(1,675)	(1,675)
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(411)	$4,101

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.01)	$0.05
Diluted	$(0.01)	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	85,574	83,975
Diluted	85,574	85,582

Cash Dividend Declared per Common Share	$0.14	$0.13

OTHER COMPREHENSIVE INCOME
Net income	$1,287	$5,892
Other comprehensive (loss) gain:
(Loss) gain on interest rate swaps, net	(5,699)	12,406
Comprehensive (loss) income	(4,412)	18,298
Comprehensive loss (income) attributable to noncontrolling interest	80	(361)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RPT	$(4,332)	$17,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2023 and March 31, 2022
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2022	$92,427	$855	$1,255,087	$(409,290)	$21,434	$18,140	$978,653
Share-based compensation, net of shares withheld for employee taxes	—	1	780	—	—	—	781
Dividends declared to common shareholders	—	—	—	(11,968)	—	—	(11,968)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(225)	(225)
Dividends declared to deferred shares	—	—	—	(311)	—	—	(311)
Other comprehensive loss adjustment	—	—	—	—	(5,596)	(103)	(5,699)
Net income	—	—	—	1,264	—	23	1,287
Balance, March 31, 2023	$92,427	$856	$1,255,867	$(421,980)	$15,838	$17,835	$960,843

Balance, December 31, 2021	$92,427	$839	$1,227,791	$(441,478)	$(2,635)	$18,510	$895,454
Issuance of common shares, net of issuance costs	—	1	644	—	—	—	645
Redemption of Operating Partnership Unit holders	—	1	758	—	—	(759)	—
Share-based compensation, net of shares withheld for employee taxes	—	1	867	—	—	—	868
Dividends declared to common shareholders	—	—	—	(10,942)	—	—	(10,942)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(218)	(218)
Dividends declared to deferred shares	—	—	—	(224)	—	—	(224)
Other comprehensive income adjustment	—	—	—	—	12,161	245	12,406
Net income	—	—	—	5,776	—	116	5,892
Balance, March 31, 2022	$92,427	$842	$1,230,060	$(448,543)	$9,526	$17,894	$902,206

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$1,287	$5,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,217	20,211
Amortization of deferred financing fees	519	377
Income tax provision	181	35
Earnings from unconsolidated joint ventures	(1,495)	(1,101)
Distributions received from operations of unconsolidated joint ventures	2,093	3,924
Gain on sale of real estate	(297)	(3,547)
Amortization of acquired above and below market lease intangibles, net	(427)	(2,262)
Amortization of premium on mortgages, net	(10)	(20)
Service-based restricted share expense	854	961
Long-term incentive compensation expense	1,210	1,247
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	(1,897)	(2,111)
Other assets, net	316	(1,038)
Accounts payable, accrued expenses and other liabilities	(746)	(8,648)
Net cash provided by operating activities	18,805	13,920

INVESTING ACTIVITIES
Development and capital improvements	(9,228)	(4,566)
Net proceeds from sales of real estate	3,646	11,271
Investment in equity interests in unconsolidated joint ventures	(89)	(372)
Acquisitions of preferred investments	(207)	(869)
Redemption of preferred investments	379	541
Net cash (used in) provided by investing activities	(5,499)	6,005

FINANCING ACTIVITIES
Repayment of mortgages and notes payable	(203)	(331)
Proceeds on revolving credit facility	22,000	—
Repayments on revolving credit facility	(20,000)	(35,000)
Distributions received from financing activities of unconsolidated joint ventures	—	27,013
Proceeds from issuance of common shares, net of issuance costs	—	645
Payment of employee taxes upon vesting of awards	(1,283)	(1,340)
Dividends paid to preferred shareholders	(1,675)	(1,675)
Dividends paid to common shareholders	(11,322)	(10,159)
Distributions paid to operating partnership unit holders	(209)	(211)
Net cash used in financing activities	(12,692)	(21,058)

Net change in cash, cash equivalents and restricted cash and escrows	614	(1,133)
Cash, cash equivalents and restricted cash and escrows at beginning of period	5,875	14,033
Cash, cash equivalents and restricted cash and escrows at end of period	$6,489	$12,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Redemption of Operating Partnership Unit holders	$—	$759

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $68 and $22 in 2023 and 2022, respectively)	$5,093	$5,015

	As of March 31,
Reconciliation of cash, cash equivalents and restricted cash and escrows	2023	2022
Cash and cash equivalents	$6,023	$12,249
Restricted cash and escrows	466	651
	$6,489	$12,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

RPT Realty, together with our subsidiaries (the “Company” or “RPT”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of open-air shopping destinations principally located in the top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange (“NYSE”). The common shares of beneficial interest of the Company, par value $0.01 per share (the “common share”), are listed and traded on the NYSE under the ticker symbol “RPT”. As of March 31, 2023, the Company's property portfolio (the “aggregate portfolio”) consisted of 43 wholly-owned shopping centers, 13 shopping centers owned through its grocery anchored joint venture and 49 retail properties owned through its net lease joint venture which together represent 14.9 million square feet of gross leasable area (“GLA”).  As of March 31, 2023, the Company’s pro-rata share of the aggregate portfolio was 93.3% leased.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership” or “OP” which was 98.2% owned by the Company at both March 31, 2023 and December 31, 2022), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”). The presentation of condensed consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity. Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss). All intercompany transactions and balances are eliminated in consolidation.

We have elected to be a REIT for federal income tax purposes.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Equity Distribution Agreements

In February 2022, the Company entered into an Equity Distribution Agreement (“2022 Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $150.0 million (the “Current ATM Program”). Under the Current ATM Program, sales of the shares of common shares may be made, in the Company's discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for shares of its common shares with forward sellers and forward purchasers. For the three months ended March 31, 2023, the Company did not enter into any forward sale agreements or issue any common shares under the Current ATM Program. As of March 31, 2023, $133.0 million of common shares remained available for issuance under the Current ATM Program.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB updated the Accounting Standards Codification (“ASC”) with ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). In addition, the FASB subsequently issued ASU 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”) which further clarifies the optional expedients available, and issued ASU 2022-06 “Reference Rate Reform (Topic 848)” which extends the expiration date of the guidance in ASU 2020-04. ASU 2020-04, ASU 2021-01 and ASU 2022-06 provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2024. The Company had elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company's only remaining LIBOR-indexed interest rate swap agreement expired in March 2023, and as of March 31, 2023, we have no LIBOR-indexed contracts.

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

For the three months ended March 31, 2023 and 2022, we recorded no impairment provision.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate.  Construction in progress was $15.7 million and $14.6 million at March 31, 2023 and December 31, 2022, respectively. The increase in construction in progress from December 31, 2022 to March 31, 2023 was due primarily to capital expenditures for ongoing projects, partially offset by the completion of tenant build-outs.

Land available for development includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center or outparcel pad. The viability of all projects under construction or development, including those owned by our unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development was $21.7 million and $23.2 million at March 31, 2023 and December 31, 2022, respectively.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when the following criteria are met (i) management, having the authority to approve the action, commits to a plan to sell a property (or group of properties), (ii) the property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such properties, (iii) an active program to locate a buyer and other actions required to complete the plan to sell the property have been initiated, (iv) the sale of the property is probable and transfer of the asset is expected to be completed within one year, (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. As of March 31, 2023, we had one income producing property and one land parcel classified as held for sale with a combined net book value of $6.2 million. As of December 31, 2022, we had real estate assets classified as held for sale with a net book value of $3.1 million included in Net real estate, which were subsequently sold during February 2023.

3.  Property Acquisitions and Dispositions

Acquisitions

There were no acquisitions during the three months ended March 31, 2023.

Dispositions

The following table provides a summary of our disposition activity for the three months ended March 31, 2023:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain on Sale
		(In thousands)			(In thousands)
Lakeland Park Center - Outparcel (1)	Lakeland, FL	20	N/A	2/22/23	$3,687	$297
Total income producing dispositions		20	—		$3,687	$297

Total dispositions		20	—		$3,687	$297

(1)We contributed a net lease retail asset that was subdivided from a wholly-owned shopping center to our RGMZ Venture REIT LLC (“RGMZ”) joint venture. The property contributed was an income producing property in which we owned the depreciable real estate. Refer to Note 4 of these notes to the condensed consolidated financial statements for additional information.

4.  Equity Investments in Unconsolidated Joint Ventures

As of March 31, 2023 and December 31, 2022, we had two joint venture agreements: 1) R2G Venture LLC (“R2G”) and 2) RGMZ whereby we own 51.5% and 6.4%, respectively, of the equity in each joint venture. As of March 31, 2023, R2G owned 13 income producing shopping centers and RGMZ owned 49 net lease retail properties. We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	March 31, 2023			December 31, 2022
	(In thousands)
ASSETS	R2G	RGMZ	Total	R2G	RGMZ	Total
Investment in real estate, net	$824,595	$217,655	$1,042,250	$822,707	$215,059	$1,037,766
Other assets	101,031	79,670	180,701	102,355	80,094	182,449
Total Assets	$925,626	$297,325	$1,222,951	$925,062	$295,153	$1,220,215
LIABILITIES AND OWNERS' EQUITY
Notes payable	$80,085	$187,579	$267,664	$80,053	$185,227	$265,280
Other liabilities	44,137	6,815	50,952	43,054	6,172	49,226
Owners' equity	801,404	102,931	904,335	801,955	103,754	905,709
Total Liabilities and Owners' Equity	$925,626	$297,325	$1,222,951	$925,062	$295,153	$1,220,215

RPT's equity investments in unconsolidated joint ventures	$416,031	$6,549	$422,580	$416,487	$6,602	$423,089

	Three Months Ended March 31,
Statements of Operations	2023			2022
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Total
Total revenue	$20,883	$5,602	$26,485	$14,006	$4,412	$18,418
Total expenses	17,155	3,391	20,546	11,402	2,908	14,310
Operating income	3,728	2,211	5,939	2,604	1,504	4,108
Interest expense	620	3,476	4,096	439	1,421	1,860
Income tax expense	—	8	8	—	—	—
Net income (loss)	$3,108	$(1,273)	$1,835	$2,165	$83	$2,248
Preferred member dividends	45	8	53	38	—	38
Net income (loss) available to common members	$3,063	$(1,281)	$1,782	$2,127	$83	$2,210

RPT's share of earnings (loss) from unconsolidated joint ventures	$1,577	$(82)	$1,495	$1,096	$5	$1,101

Acquisitions

R2G had no acquisitions during the three months ended March 31, 2023.

The following table provides a summary of RGMZ's acquisitions during the three months ended March 31, 2023:

				Gross
Property Name	Location	GLA	Date Acquired	Contract Price (1)	Purchase Price	Debt Issued
		(In thousands)		(In thousands)
RPT Realty - 1 Income Producing Property	Lakeland, FL	20	2/22/23	$3,687	$3,856	$(2,397)
Total RGMZ acquisitions		20		$3,687	$3,856	$(2,397)

(1)Contract price does not include purchase price adjustments made at closing and capitalized closing costs.

The total aggregate fair value of the RGMZ acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions. At the time of acquisition, these assets and liabilities were considered Level 3 fair value measurements:

As of Acquisition Date
(In thousands)
Land	$903
Buildings and improvements	2,673
Lease origination costs	303
Below market leases	(23)
Net assets acquired	$3,856

Dispositions

There was no disposition activity during the three months ended March 31, 2023 by any of our unconsolidated joint ventures.

Debt

The following table summarizes R2G's fixed rate mortgages:

		March 31, 2023		December 31, 2022
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(In thousands)		(In thousands)
Village Shoppes of Canton	3/1/2029	$22,050	2.81%	$22,050	2.81%
East Lake Woodlands	12/1/2031	12,750	2.94%	12,750	2.94%
South Pasadena	12/1/2031	16,330	2.94%	16,330	2.94%
Bedford Marketplace	3/1/2032	29,975	2.93%	29,975	2.93%
		$81,105	2.90%	$81,105	2.90%
Unamortized deferred financing costs		(1,020)		(1,052)
		$80,085		$80,053

RGMZ has a $350.0 million secured credit facility that includes an accordion feature allowing it to increase future potential commitments up to a total capacity of $600.0 million. As of March 31, 2023, RGMZ had $168.5 million outstanding under its secured credit facility, an increase of $2.4 million from December 31, 2022, as a result of borrowings in 2023. The interest rate at March 31, 2023 was 6.37%. In addition, RGMZ has a fixed rate mortgage secured by certain single-tenant properties which had an aggregate principal amount of $20.6 million and $20.7 million as of March 31, 2023 and December 31, 2022, respectively. The mortgage has an annual rate of 3.56% and matures on December 1, 2030.

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

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
	2023			2022
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Total
Management fees	$718	$205	$923	$491	$144	$635
Leasing fees	219	38	257	95	11	106
Construction fees	123	—	123	—	—	—
Total	$1,060	$243	$1,303	$586	$155	$741

5.  Debt

The following table summarizes our mortgage, notes payable, revolving credit facility and finance lease obligation as of March 31, 2023 and December 31, 2022:

Notes Payable and Finance Lease Obligation	March 31, 2023	December 31, 2022
	(In thousands)
Senior unsecured notes	$511,500	$511,500
Unsecured term loan facilities	310,000	310,000
Fixed rate mortgage	3,087	3,290
Unsecured revolving credit facility	37,000	35,000
	861,587	859,790
Unamortized premium	67	77
Unamortized deferred financing costs	(5,011)	(5,271)
Total notes payable, net	$856,643	$854,596

Finance lease obligation	$763	$763

Senior Unsecured Notes

The following table summarizes the Company's senior unsecured notes:

		March 31, 2023		December 31, 2022
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(In thousands)		(In thousands)
Senior unsecured notes	6/27/2025	$31,500	4.27%	$31,500	4.27%
Senior unsecured notes	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes	12/21/2029	20,000	4.72%	20,000	4.72%
Senior unsecured notes	12/27/2029	50,000	4.15%	50,000	4.15%
Senior unsecured notes	11/30/2030	75,000	3.70%	75,000	3.70%
Senior unsecured notes	11/30/2031	55,000	3.82%	55,000	3.82%
		$511,500	4.09%	$511,500	4.09%
Unamortized deferred financing costs		(2,552)		(2,667)
		$508,948		$508,833

Unsecured Term Loan Facilities and Revolving Credit Facility

The following table summarizes the Company's $310.0 million unsecured term loan facilities (the “term loan facilities”) and $500.0 million revolving credit facility (the “revolving credit facility”):

		March 31, 2023		December 31, 2022
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(In thousands)		(In thousands)
Unsecured term loan - fixed rate (1)	11/6/2026	$50,000	2.50%	$50,000	2.50%
Unsecured term loan - fixed rate (2)	2/5/2027	100,000	2.61%	100,000	2.61%
Unsecured term loan - fixed rate (3)	8/18/2027	50,000	2.52%	50,000	2.52%
Unsecured term loan - fixed rate (4)	2/18/2028	110,000	3.66%	110,000	2.80%
		$310,000	2.95%	$310,000	2.65%
Unamortized deferred financing costs		(2,459)		(2,604)
Term loans, net		$307,541		$307,396

Revolving credit facility - variable rate	8/18/2026	$37,000	6.05%	$35,000	5.48%

(1)Swapped to a weighted average fixed rate of 1.20%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at March 31, 2023.
(2)Swapped to a weighted average fixed rate of 1.31%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at March 31, 2023.
(3)Swapped to a weighted average fixed rate of 1.22%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at March 31, 2023.
(4)Swapped to a weighted average fixed rate of 2.36%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at March 31, 2023.

As of March 31, 2023 we had $37.0 million outstanding under our revolving credit facility, which represented an increase of $2.0 million from December 31, 2022, primarily as a result of net borrowings. We had no outstanding letters of credit issued under our revolving credit facility as of March 31, 2023. We had $463.0 million of unused capacity under our $500.0 million revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. The interest rate as of March 31, 2023 was 6.05%.

Mortgages

The following table summarizes the Company's fixed rate mortgage:

		March 31, 2023		December 31, 2022
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(In thousands)		(In thousands)
Nagawaukee II	6/1/2026	$3,087	5.80%	$3,290	5.80%
		$3,087	5.80%	$3,290	5.80%
Unamortized premium		67		77
		$3,154		$3,367

The fixed rate mortgage is secured by a property that has an approximate net book value of $17.0 million as of March 31, 2023.

The mortgage loan encumbering our property is nonrecourse, subject to certain exceptions for which we would be liable for any resulting losses incurred by the lender. These exceptions include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly and certain environmental liabilities. In addition, upon the occurrence of certain events, such as fraud or filing of a bankruptcy petition by the borrower, we would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, including penalties and expenses.

Covenants

Our revolving credit facility, senior unsecured notes as amended and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of March 31, 2023, we were in compliance with these covenants.

Debt Maturities

The following table presents scheduled principal payments on mortgages, notes payable and revolving credit facility as of March 31, 2023:

Year Ending December 31,
(In thousands)
2023 (remaining)	$626
2024	879
2025	132,431
2026 (1)	162,651
2027	180,000
Thereafter	385,000
Subtotal debt	861,587
Unamortized mortgage premium	67
Unamortized deferred financing costs	(5,011)
Total	$856,643

(1)Scheduled maturities in 2026 include the $37.0 million balance on the unsecured revolving credit facility drawn as of March 31, 2023. The unsecured revolving credit facility has two six-month extensions available at the Company's option provided compliance with financial covenants is maintained.

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

Derivative Assets and Liabilities

All of our derivative instruments are interest rate swaps for which quoted market prices are not readily available.  For those derivatives, we measure fair value on a recurring basis using valuation models that use primarily market observable inputs, such as yield curves.  We classify these instruments as Level 2.  Refer to Note 7 of the notes to the condensed consolidated financial statements for additional information on our derivative financial instruments.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

		Total Fair Value	Level 2
	Balance Sheet Location
March 31, 2023		(In thousands)
Derivative assets - interest rate swaps	Other assets	$16,286	$16,286
Derivative liabilities - interest rate swaps	Other liabilities	$(157)	$(157)
December 31, 2022
Derivative assets - interest rate swaps	Other assets	$21,828	$21,828
Derivative liabilities - interest rate swaps	Other liabilities	$—	$—

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

The Company determined that the valuation of its fixed rate senior unsecured notes, unsecured term loan facilities (including variable rate term loans swapped to fixed through derivatives) and unsecured revolving credit facility were classified as Level 2 of the fair value hierarchy and its fixed rate mortgages were classified within Level 3 of the fair value hierarchy. Our Level 2 fixed rate debt had a carrying value of $821.5 million at both March 31, 2023 and December 31, 2022, and had fair values of approximately $771.9 million and $763.0 million, at March 31, 2023 and December 31, 2022, respectively.  Our Level 2 variable rate debt had carrying values of $37.0 million and $35.0 million at March 31, 2023 and December 31, 2022, respectively, and had fair values of approximately $37.3 million and $35.3 million at March 31, 2023 and December 31, 2022, respectively. Our Level 3 fixed rate mortgage's fair value is estimated to be the carrying value of $3.1 million and $3.3 million at March 31, 2023 and December 31, 2022, respectively.

Net Real Estate

Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the three months ended March 31, 2023 and 2022, we did not incur any impairment for income producing shopping centers that are required to be measured at fair value on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the three months ended March 31, 2023 and 2022.

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

Preferred Equity Investments

Our preferred equity investments in unconsolidated entities are recorded at cost, less any impairment. If we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer, we remeasure the equity security at fair value as of the date that the observable transaction occurred. We did not mark any preferred investments to fair value on a non-recurring basis during the three months ended March 31, 2023 and 2022. Our preferred investments are also subject to impairment testing on a nonrecurring basis if a decline in the fair value of the investment below the carrying amount is determined to be a decline that is other-than-temporary. We classify other-than-temporarily impaired preferred investments as nonrecurring Level 3.

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations and comprehensive income.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR or Secured Overnight Financing Rate (“SOFR”) rate. At March 31, 2023, all of our hedges were effective.

As of March 31, 2023, the Company had 11 interest rate swap agreements in effect for an aggregate notional amount of $310.0 million and two forward starting interest rate swap agreements for an aggregate notional amount of $100.0 million, converting our floating rate corporate debt to fixed rate debt.

The following table summarizes the notional values and fair values of our derivative financial instruments as of March 31, 2023:

	Hedge Type	Reference Rate	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
			(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	SOFR	$30,000	1.165%	$1,422	11/2024
Unsecured term loan	Cash Flow	SOFR	10,000	1.169%	476	11/2024
Unsecured term loan	Cash Flow	SOFR	10,000	1.182%	474	11/2024
Unsecured term loan	Cash Flow	SOFR	25,000	1.210%	1,244	01/2025
Unsecured term loan	Cash Flow	SOFR	25,000	1.239%	1,230	01/2025
Unsecured term loan	Cash Flow	SOFR	50,000	1.201%	3,879	11/2026
Unsecured term loan	Cash Flow	SOFR	25,000	1.308%	1,900	01/2027
Unsecured term loan	Cash Flow	SOFR	50,000	1.289%	3,783	01/2027
Unsecured term loan	Cash Flow	SOFR	25,000	1.335%	1,878	01/2027
Total Derivative Assets			$250,000		$16,286

Derivative Liabilities
Unsecured term loan	Cash Flow	SOFR	$30,000	3.344%	$(23)	02/2028
Unsecured term loan	Cash Flow	SOFR	30,000	3.359%	(38)	02/2028
			$60,000		$(61)
Derivative Liabilities - Forward Swaps
Unsecured term loan	Cash Flow	SOFR	$50,000	2.855%	$(42)	08/2027
Unsecured term loan	Cash Flow	SOFR	50,000	2.865%	(54)	02/2028
Total Derivative Liabilities			$160,000		$(157)

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2022:

	Hedge Type	Reference Rate	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
			(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	LIBOR	$60,000	1.770%	$264	03/2023
Unsecured term loan	Cash Flow	SOFR	30,000	1.165%	1,761	11/2024
Unsecured term loan	Cash Flow	SOFR	10,000	1.169%	587	11/2024
Unsecured term loan	Cash Flow	SOFR	10,000	1.182%	585	11/2024
Unsecured term loan	Cash Flow	SOFR	25,000	1.210%	1,529	01/2025
Unsecured term loan	Cash Flow	SOFR	25,000	1.239%	1,512	01/2025
Unsecured term loan	Cash Flow	SOFR	50,000	1.201%	4,694	11/2026
Unsecured term loan	Cash Flow	SOFR	25,000	1.308%	2,316	01/2027
Unsecured term loan	Cash Flow	SOFR	50,000	1.289%	4,634	01/2027
Unsecured term loan	Cash Flow	SOFR	25,000	1.335%	2,292	01/2027
			$310,000		$20,174

Derivative Assets - Forward Swaps
Unsecured term loan	Cash Flow	SOFR	$50,000	2.855%	$367	08/2027
Unsecured term loan	Cash Flow	SOFR	30,000	3.344%	421	02/2028
Unsecured term loan	Cash Flow	SOFR	30,000	3.359%	407	02/2028
Unsecured term loan	Cash Flow	SOFR	50,000	2.865%	459	02/2028
			$470,000		$21,828

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2023 and 2022 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022		2023	2022
	(In thousands)			(In thousands)
Interest rate contracts - assets	$(3,231)	$9,016	Interest Expense	$(2,311)	$719
Interest rate contracts - liabilities	(85)	2,436	Interest Expense	(72)	235
Total	$(3,316)	$11,452	Total	$(2,383)	$954

8. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at March 31, 2023, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2023 (remaining)	$113,274
2024	140,215
2025	120,021
2026	100,775
2027	76,751
Thereafter	195,748
Total	$746,784

We recognized rental income related to variable lease payments of $11.8 million and $12.2 million for the three months ended March 31, 2023 and 2022, respectively.

Substantially all of the assets included as income producing properties, net on the condensed consolidated balance sheets, relate to our portfolio of wholly-owned shopping centers, in which we are the lessor under operating leases with our tenants. As of March 31, 2023, the Company’s wholly-owned portfolio was 93.1% leased.

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

The components of lease expense were as follows:

		Three Months Ended March 31,
Statements of Operations	Classification	2023	2022
		(In thousands)
Operating ground lease cost	Non-recoverable operating expense	$291	$291
Operating administrative lease cost	General and administrative expense	163	165
Finance lease cost	Interest Expense	10	11

Supplemental balance sheet information related to leases is as follows:

Balance Sheet	Classification	March 31, 2023	December 31, 2022
		(In thousands)
ASSETS
Operating lease assets	Operating lease right-of-use assets	$17,100	$17,269
Finance lease asset	Land	10,095	10,095
Total leased assets		$27,195	$27,364

LIABILITIES
Operating lease liabilities	Operating lease liabilities	$16,907	$17,016
Finance lease liability	Finance lease obligation	763	763
Total lease liabilities		$17,670	$17,779

Weighted Average Remaining Lease Terms
Operating leases		73 years	73 years
Finance lease		10 years	10 years
Weighted Average Incremental Borrowing Rate
Operating leases		6.24%	6.22%
Finance lease		5.23%	5.23%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$394	$393
Operating cash flows from finance lease	—	—
Financing cash flows from finance lease	—	—

Maturities of lease liabilities as of March 31, 2023 were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Lease
	(In thousands)
2023 (remaining)	$1,121	$100
2024	1,118	100
2025	1,048	100
2026	1,093	100
2027	1,108	100
Thereafter	92,228	500
Total lease payments	$97,716	$1,000
Less imputed interest	(80,809)	(237)
Total	$16,907	$763

9.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except per share data)
Net income	$1,287	$5,892
Net income attributable to noncontrolling interest	(23)	(116)
Allocation of income to restricted share awards	(146)	(123)
Income attributable to RPT	1,118	5,653
Preferred share dividends	(1,675)	(1,675)
Net (loss) income available to common shareholders - Basic and Diluted	$(557)	$3,978

Weighted average shares outstanding, Basic	85,574	83,975
Dilutive effect of securities using the treasury method (1)	—	1,607
Weighted average shares outstanding, Diluted	85,574	85,582

(Loss) Income per common share, Basic	$(0.01)	$0.05
(Loss) Income per common share, Diluted	$(0.01)	$0.05

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

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Three Months Ended March 31,
	2023		2022
	Outstanding	Convertible	Outstanding	Convertible
Operating Partnership Units	1,604	1,604	1,683	1,683
Series D Preferred Shares	1,849	7,017	1,849	7,017
Restricted Stock Awards	2,956	1,210	—	—
	6,409	9,831	3,532	8,700

10.  Share-based Compensation Plans

As of March 31, 2023, we have two share-based compensation plans in effect: 1) the Amended and Restated 2019 Omnibus Long-Term Incentive Plan (“2019 LTIP”) and 2) the Inducement Incentive Plan (“Inducement Plan”). The 2019 LTIP is administered by the compensation committee of the Board (the “Compensation Committee”). The 2019 LTIP provides for the award to our trustees, officers, employees and other service providers of restricted shares, restricted share units, options to purchase shares, share appreciation rights, unrestricted shares, and other awards to acquire up to an aggregate of 5.1 million common shares of beneficial interest plus any shares that become available under the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) as a result of the forfeiture, expiration or cancellation of outstanding awards or any award settled in cash in lieu of shares under such plan. As of March 31, 2023, there were 1.8 million shares of beneficial interest available for issuance under the 2019 LTIP. The Inducement Plan was approved by the Board in April 2018 and under such plan the Compensation Committee may grant, subject to any Company performance conditions as specified by the Compensation Committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement to the individual's entry into employment with the Company. The Inducement Plan allows us to issue up to 6.0 million common shares of beneficial interest, of which 5.0 million remained available for issuance as of March 31, 2023; however, we do not intend to make further awards under the Inducement Plan following adoption of the 2019 LTIP.

As of March 31, 2023, we had 985,703 unvested service-based share awards outstanding under the 2019 LTIP. We had no unvested service-based share awards outstanding under the Inducement Plan or 2012 LTIP.  These awards have various expiration dates through March 2026.

During the three months ended March 31, 2023, we granted the following awards:
•351,695 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and
•Performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards to employees vest over three years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year. We recognized expense related to service-based restricted share grants of $0.9 million and $1.0 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

The Company has TSR Grants that are either earned (1) subject to a future performance measurement based on a three-year shareholder return peer comparison or (2) subject to a future performance measurement based on the Company's stock price over a four-year performance period. The Company determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was $1.2 million for both the three months ended March 31, 2023 and March 31, 2022. The fair value of each grant for the reported periods is estimated on the date of grant using the Monte Carlo simulation model using the weighted average assumptions noted in the following table:

	Three Months Ended March 31,
	2023	2022
Closing share price	$10.74	$12.71
Expected dividend rate	—%	—%
Expected stock price volatility	46.4%	58.5%
Risk-free interest rate	4.7%	1.4%
Expected life (years)	2.84	2.84

We recognized total share-based compensation expense of $2.1 million and $2.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

As of March 31, 2023, we had $18.5 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity awards.  This expense is expected to be recognized over a weighted-average period of 2.3 years.

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

As of March 31, 2023, we had a federal and state deferred tax asset of $7.0 million and a valuation allowance of $7.0 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded an income tax provision of approximately $0.2 million for the three months ended March 31, 2023. Income tax provision was negligible for the three months ended March 31, 2022.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

12.  Commitments and Contingencies

Construction Costs

In connection with the leasing and targeted remerchandising of various shopping centers as of March 31, 2023, we had entered into agreements for construction costs of approximately $6.6 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. We are not aware of any matters that would have a material effect on our condensed consolidated financial statements.

Development Obligations

As of March 31, 2023, the Company has $1.5 million of development related obligations that require annual payments through December 2032.

The Company is party to a Contribution and Development Agreement, pursuant to which the parties intend to form a joint venture to develop a multi-family property on an undeveloped parcel of land located on the Company's Parkway Shops in Jacksonville, Florida. Subject to the fulfillment of certain conditions, including the completion of entitlements, the Company will enter into the joint venture by contributing the land valued at $3.8 million and an additional $0.5 million of cash in exchange for a 50% equity stake in the joint venture.

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $5.7 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental tax revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date and we do not expect to make any payments over the life of the agreement.

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

13. Reorganization

During the three months ended March 31, 2023, the Company recorded one-time employee termination benefits of $1.1 million resulting from a reduction in force in February 2023. The termination benefits were paid out in full as of March 31, 2023, and such charges are reflected in general and administrative expenses in the condensed consolidated statements of operations for the three months then ended.

14.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

Subsequent to March 31, 2023, the Company separately borrowed $12.0 million and made repayments of $16.0 million on its unsecured revolving credit facility.

On April 14, 2023, the Company completed the sale of a land parcel for a contract price of $2.2 million.

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

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors which may cause actual results to differ materially from current expectations included, but are not limited to: our success or failure in implementing our business strategy; economic conditions generally (including supply chain disruptions and construction delays) and in the commercial real estate and finance markets, including, without limitation, as a result of disruptions and instability in the banking and financial services industries, continued high inflation rates or further increase in inflation or interest rates, such as the inability to obtain equity, debt or other sources of funding or refinancing on favorable terms to the Company and the costs and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; changes in the interest rate and/or other changes in the interest rate environment; risks associated with bankruptcies or insolvencies or general downturn in the businesses of tenants; any continued impact of the novel coronavirus, or the impact of any future pandemic, epidemic or outbreak of any other highly infectious disease, on the U.S., regional and global economies and on the Company's business, financial condition and results of operations and that of its tenants; the potential adverse impact from tenant defaults generally or from the unpredictability of the business plans and financial condition of the Company's tenants; the execution of deferral or rent concession agreements by tenants; our business prospects and outlook; acquisition, disposition, development and joint venture risks; our insurance costs and coverages; increases in cost of operations; risks related to cybersecurity and loss of confidential information and other business interruptions; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company's shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company's retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the NYSE. The common shares of beneficial interest of the Company, par value $0.01 per share, are listed and traded on the NYSE under the ticker symbol “RPT”. As of March 31, 2023, the Company's property portfolio (the “aggregate portfolio”) consisted of 43 wholly-owned shopping centers, 13 shopping centers owned through its grocery anchored joint venture and 49 retail properties owned through its net lease joint venture which together represent 14.9 million square feet of GLA.  As of March 31, 2023, the Company’s pro-rata share of the aggregate portfolio was 93.3% leased.

Our Strategy

The Company's differentiated business model, which includes investment in two strategic joint ventures, has positioned the Company to continue to meaningfully transform the portfolio, primarily focusing on major metropolitan U.S. markets in the Northeast and Southeast regions, which are supported by strong demographics, educational attainment, tech/life science/university adjacencies, pro-business environments and job growth. As a result of our continued portfolio refinement, the Company owns a predominantly grocery-anchored portfolio in the top national markets which we believe has enhanced the durability of our cash flows, while giving us the ability to remain opportunistic with value creation opportunities. As of March 31, 2023, the Company derived 96.5% of its multi-tenant retail annualized base rent from the top 40 national markets, such as Boston, Atlanta, Detroit and Nashville, in addition to several markets in Florida, including Tampa, Miami and Jacksonville.

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

Inflation

A significant portion of our operating expenses are sensitive to inflation. Prior to 2021, inflation was low and had a minimal impact on our operating and financial performance. However, inflation significantly increased in 2021 and 2022 and may continue to be elevated or increase further. Our long-term leases generally contain contractual rent escalations and operating expenses are typically recoverable through our lease arrangements, which allow us to pass through substantially all operating expenses to our tenants, thereby mitigating some of the adverse impact of inflation. As of March 31, 2023, approximately 66% of our existing leases (on a gross leasable area basis) were triple net leases, which allow us to recover operating expenses. Of our remaining leases approximately 31% provide for recoveries of operating expenses at a fixed amount which have annual escalations ranging from 3% to 5%. During inflationary periods, we expect to recover increases in operating expenses from approximately 97% of our existing leases, though, we do have some exposure to increases in certain non-reimbursable property operating expenses, including expenses incurred on vacant units. However, we do not believe that inflation would result in a significant adverse effect on our net operating income, results of operations, and operating cash flows at the property level.

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

In a direct relation to increased inflation in 2021 and 2022, interest rates have steadily increased, which has a direct effect on the interest expense of our borrowings. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings, which as of March 31, 2023, was 4% of our total debt. Therefore, we do not expect that the effect of inflation on our interest expense would have a material adverse impact on our financing costs in the short term, but it could increase our financing costs over time as we refinance our existing long-term borrowings, or incur additional interest related to the issuance of incremental debt.

We have long-term lease agreements with our tenants, of which 7% - 13% (based on annualized base rent) expire each year over the next three years (through 2025). We believe these annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation. However, it is possible that during higher inflationary periods, the impact of inflation will not be adequately offset by the resetting of rents from our renewal and re-leasing activities or our annual rent escalations. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.

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

The following table summarizes our aggregate multi-tenant operating portfolio by market as of March 31, 2023:

Market Summary (1)
MSA	Number of Properties	Total GLA	Leased %	Occupied %	ABR/SF	% of ABR
Multi-Tenant Retail
Top 40 MSAs:
Atlanta	4	919,299	98.0%	93.6%	$13.40	6.5%
Austin	1	75,910	89.7%	89.7%	30.32	1.2%
Baltimore	1	252,230	96.1%	94.6%	10.39	1.4%
Boston	6	1,795,065	94.4%	87.2%	17.57	11.6%
Chicago	1	209,271	86.2%	79.8%	9.35	0.9%
Cincinnati	3	1,155,551	89.9%	89.2%	17.27	10.1%
Columbus	2	436,479	92.4%	90.6%	17.38	3.1%
Denver	1	470,272	98.6%	96.0%	20.12	5.1%
Detroit	8	1,790,639	85.4%	83.7%	16.08	12.3%
Indianapolis	1	232,284	90.9%	90.9%	15.75	1.9%
Jacksonville	2	776,164	99.1%	85.7%	17.10	6.4%
Miami	6	1,045,400	83.1%	76.8%	25.30	7.7%
Milwaukee	2	546,306	91.7%	91.7%	13.29	3.8%
Minneapolis	2	445,349	93.5%	91.9%	25.76	6.0%
Nashville	2	699,805	99.7%	99.3%	14.29	5.6%
St. Louis	4	829,012	98.3%	97.7%	15.12	6.1%
Tampa	7	1,086,351	99.1%	98.1%	13.77	6.8%
Top 40 MSA subtotal	53	12,765,387	93.3%	89.5%	$16.62	96.5%
Non Top 40 MSA	3	515,931	93.5%	93.5%	12.80	3.5%
Multi-Tenant Retail Total	56	13,281,318	93.3%	89.6%	$16.45	100.0%
Net Leased Retail - RGMZ	49	1,594,114	96.5%	96.5%	12.48
Total Retail	105	14,875,432	93.3%	89.7%	$16.41

(1) Shown at pro-rata except for number of properties and GLA.

We accomplished the following activity during the three months ended March 31, 2023:

Leasing Activity

Our properties reported the following leasing activity, which is shown at pro-rata except for number of leasing transactions and square feet:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	53	419,173	$14.82	$13.91	$0.00	$0.00
New Leases - Comparable	4	40,062	$18.37	$14.89	$109.62	$7.83
Non-Comparable Transactions (4)	10	46,883	$14.26	N/A	$5.75	$2.50
Total	67	506,118	$15.06	N/A	$9.69	$0.89

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

Investing Activity

During the three months ended March 31, 2023, the Company contributed one property to RGMZ that had been created by us upon the subdivision of certain parcels from our existing open-air shopping centers, valued at $3.7 million to RGMZ. Refer to Note 3 of the notes to our condensed consolidated financial statements in this report for additional information related to dispositions.

Financing Activity

Debt

As of March 31, 2023, we had net debt of $904.2 million, reflecting net debt to total market capitalization of 49.3%, as compared to 40.3% at March 31, 2022. See the subsection “Capitalization” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for the Company's net debt reconciliation. Net debt increased by $15.9 million compared to March 31, 2022, primarily as a result of an increase in borrowings due to the Company's consolidated acquisition activities and investment in unconsolidated joint ventures, partially offset by proceeds received from the Company's consolidated disposition activities, including the contribution of properties to R2G and RGMZ since the end of the prior period and proceeds from the issuance of common shares under the Company's 2022 Equity Distribution Agreement.

Equity

In February 2022, the Company entered into the 2022 Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $150.0 million. Sales of the shares of common shares may be made, in the Company's discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for shares of its common shares with forward sellers and forward purchasers. For the three months ended March 31, 2023, the Company did not issue any common shares under the Current ATM Program. As of March 31, 2023, $133.0 million of common shares remained available for issuance under the Current ATM Program. The sale of such shares issuable pursuant to the Current ATM Program was registered with the SEC pursuant to a prospectus supplement filed in February 2022 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3ASR (No. 333-262871) which was filed with the SEC in February 2022.

Land Available for Development

At March 31, 2023, our three largest development sites were Parkway Shops, Lakeland Park Center and Hartland Towne Square. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to risks such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies require our most subjective judgment and use of estimates in the preparation of our condensed consolidated financial statements.

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

Additionally, we monitor the collectability of our accounts receivable from specific tenants on an ongoing basis, analyze historical experience, customer creditworthiness, current economic trends and changes in tenant payment terms when evaluating the likelihood of tenant payment. For operating leases in which collectability of rental income is not considered probable, rental income is recognized on the lesser of a cash or accrual basis, and allowances are taken for those balances that we have reason to believe may be uncollectible in the period it is determined not to be probable of collection.

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

Impairment of Real Estate Investments

We review our investment in real estate, including any related intangible assets, for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable. These changes in circumstances include, but are not limited to, changes in occupancy, rental rates, tenant sales, net operating income, geographic location, real estate values and expected holding period. The viability of all projects under construction or development, including those owned by unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use. To the extent a project or an individual component of the project, is no longer considered to have value, the related capitalized costs are charged against operations. We recognize an impairment of an investment in real estate when the estimated undiscounted cash flows are less than the net carrying value of the property. Our real estate properties typically have a long life, and therefore, the assumptions used to estimate the future recoverability of the carrying value requires significant management judgment, including making estimates for the anticipated future hold period. A change in the expected holding period from a long-term to a short-term hold would cause a significant change in the undiscounted cash flows and could result in an impairment charge for certain of our properties. If it is determined that an investment in real estate or an equity investment is impaired, then the carrying value is reduced to the estimated fair value as determined by cash flow models and discount rates or comparable sales in accordance with our fair value measurement policy.

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

Impairment provisions resulting from any event or change in circumstances, including changes in our intentions or our analysis of varying scenarios, could be material to our condensed consolidated financial statements.

Impairment may be impacted by macroeconomic conditions which may result in property operational disruption and indicate that the carrying amount may not be recoverable.

Our Annual Report on Form 10-K for the year ended December 31, 2022, contains a description of our critical accounting policies, including policies for the initial adoption of accounting policies, revenue recognition and accounts receivable, real estate investment acquisitions and impairment of real estate investments.

Comparison of three months ended March 31, 2023 to March 31, 2022

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the three months ended March 31, 2023 as compared to the same period in 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
	(In thousands)
Total revenue	$52,247	$56,089	$(3,842)	(6.8)%
Real estate taxes	7,150	8,171	(1,021)	(12.5)%
Recoverable operating expense	7,558	7,208	350	4.9%
Non-recoverable operating expense	2,834	2,630	204	7.8%
Depreciation and amortization	17,217	20,211	(2,994)	(14.8)%
Transaction costs	—	114	(114)	NM
General and administrative expense	9,315	8,348	967	11.6%
Gain on sale of real estate	297	3,547	(3,250)	NM
Earnings from unconsolidated joint ventures	1,495	1,101	394	35.8%
Interest expense	8,703	8,312	391	4.7%
Preferred share dividends	1,675	1,675	—	—%

NM - Not meaningful

Total revenue for the three months ended March 31, 2023 decreased $3.8 million, or (6.8)%, from the same period in 2022. The decrease is primarily due to the following:
•$6.2 million decrease related to properties disposed since the prior period, including those properties that were contributed to R2G and RGMZ;
•$1.6 million decrease from acceleration of below market leases in the prior period attributable to tenants who vacated prior to the original estimated lease end date; and
•$0.3 million decrease in bankruptcy income; partially offset by
•$2.5 million increase due to properties acquired since the prior period;
•$0.9 million increase in recovery income at existing properties due primarily to higher net recoverable expenses as compared to the prior period, principally attributable to common area maintenance;
•$0.6 million increase related to management and leasing fees collected from our unconsolidated joint ventures; and
•$0.4 million increase due to higher minimum rent at our existing centers primarily from occupancy gains and contractual rent increases.

Real estate tax expense for the three months ended March 31, 2023 decreased $1.0 million, or (12.5)% from the same period in 2022, primarily due to the impact of properties disposed since the prior period, including those properties that were contributed to R2G. These decreases were partially offset by increases associated with properties acquired since the prior period.

Recoverable operating expense for the three months ended March 31, 2023 increased $0.4 million, or 4.9% from the same period in 2022, primarily due to higher common area maintenance expenses at our existing properties, as well as increases associated with properties acquired since the prior period. These increases were partially offset by properties disposed since the prior period.

Non-recoverable operating expense for the three months ended March 31, 2023 increased $0.2 million, or 7.8% from the same period in 2022, primarily due to increased property related employee compensation, benefits, and travel expense.

Depreciation and amortization expense for the three months ended March 31, 2023 decreased $3.0 million, or (14.8)%, from the same period in 2022.  The decrease is primarily a result of properties disposed since the prior period and higher asset write offs in the prior period for tenant lease terminations prior to their original estimated term, partially offset by increased expense associated with properties acquired since the prior period.

General and administrative expense for the three months ended March 31, 2023 increased $1.0 million, or 11.6% from the same period in 2022, primarily as a result of one-time employee termination benefits resulting from the reduction in force in February 2023.

The Company had gains on real estate disposals of $0.3 million during the three months ended March 31, 2023, as compared to $3.5 million from the same period in 2022. The current period activity is related to contributions to RGMZ. Refer to Note 3 of the notes to the condensed consolidated financial statements in this report for further detail on dispositions.

Earnings from unconsolidated joint ventures for the three months ended March 31, 2023 increased $0.4 million, or 35.8% from the same period in 2022, primarily due to acquisition activity by our unconsolidated joint ventures since the prior period.

Interest expense for the three months ended March 31, 2023 increased $0.4 million, or 4.7%, from the same period in 2022. The Company had a 10 basis point increase in our weighted average interest rate, which was partially offset by a 0.7% decrease in our average outstanding debt. As of March 31, 2023, the Company had $37.0 million outstanding on our revolving credit facility.

Liquidity and Capital Resources

Our primary uses of capital include principal and interest payments on our outstanding indebtedness, ongoing capital expenditures such as leasing capital expenditures and building improvements, shareholder distributions, operating expenses of our business, debt maturities, acquisitions, investments in equity interests in unconsolidated joint ventures and discretionary capital expenditures such as targeted remerchandising, expansions, redevelopment and development. We generally strive to cover our principal and interest payments, operating expenses, shareholder distributions, and ongoing capital expenditures from cash flow from operations, although from time to time we have borrowed or sold assets to finance a portion of those uses. We believe the combination of cash flow from operations, cash balances, favorable relationships with our lenders, issuance of debt, property dispositions and issuance of equity securities will provide adequate capital resources to fund all of our expected uses over at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given and changing future business conditions and macroeconomic conditions could have an adverse impact on our future cash flows, which could adversely impact our liquidity and the achievement of our financial forecast.

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

At March 31, 2023 and 2022, we had $6.5 million and $12.9 million, respectively, in cash and cash equivalents and restricted cash and escrows.  Restricted cash generally consists of funds held in escrow by mortgage lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of March 31, 2023, we had no remaining debt maturing in 2023, and we had $463.0 million of unused capacity under our $500.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. Refer to Note 5 of the notes to the condensed consolidated financial statements for further discussion on our covenants.

We consolidate entities in which we own less than 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of FASB ASC 810. From time to time, we enter into joint venture arrangements from which we believe we can benefit by owning a partial interest in one or more properties. As of March 31, 2023, our investments in unconsolidated joint ventures were approximately $422.6 million representing our ownership interest in three joint ventures. We accounted for these entities under the equity method. Refer to Note 4 of the notes to the condensed consolidated financial statements in this report for further information regarding our equity investments in unconsolidated joint ventures. We are engaged by certain of our joint ventures to provide asset management, property management, construction management, leasing and investing services for such ventures' respective properties. We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received.

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

For the three months ended March 31, 2023, our cash flows were as follows compared to the same period in 2022:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$18,805	$13,920
Net cash (used in) provided by investing activities	$(5,499)	$6,005
Net cash used in financing activities	$(12,692)	$(21,058)

Operating Activities

Net cash provided by operating activities increased $4.9 million in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to the following:
•Lower working capital changes in the current period due to the timing of payments of accounts payable and accrued expenses as compared to the prior period; and
•An increase in operating cash from properties acquired in 2022; partially offset by
•A decrease in operating cash from properties disposed of during 2022, including contribution of properties to R2G and RGMZ; and
•A decrease in cash distributions from our unconsolidated joint ventures.

Investing Activities

Net cash used in investing activities was $5.5 million in the three months ended March 31, 2023, compared to net cash provided by investing activities of $6.0 million in the same period in 2022. The change of $11.5 million was primarily due to the following:
•A decrease in the net proceeds from sale of real estate of $7.6 million; and
•An increase in capital expenditures of $4.7 million.

Financing Activities

Net cash used by financing activities decreased $8.4 million in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to the following:
•Net borrowings on our revolving credit facility of $2.0 million in the current period, compared to net repayments of $35.0 million in the prior period; partially offset by
•A decrease in cash distributions from the financing activities of our unconsolidated joint ventures of $27.0 million; and
•An increase of $1.2 million in distributions made to our common shareholders.

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

On February 9, 2023, our Board of Trustees declared a quarterly cash dividend of $0.14 per common share to shareholders of record as of March 20, 2023. Additionally, we declared a quarterly cash dividend of $0.90625 per Series D Cumulative Convertible Perpetual Preferred Share of Beneficial Interest, $0.01 par value per share (“Series D Preferred Shares”) to preferred shareholders of record as of March 20, 2023.

Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT.  Distributions paid by us are generally expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources are used.  Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings.  The Board of Trustees will continue to evaluate the Company’s dividend policy throughout the remainder of 2023 based upon the Company's financial performance and economic outlook and intends to maintain a quarterly common dividend of at least the amount required to continue qualifying as a REIT for U.S. federal income tax requirements.

In February 2022, the Company entered into the 2022 Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, the Company's common shares having an aggregate gross sales price of up to $150.0 million. Sales of the shares of common shares may be made, in the Company's discretion, from time to time, in “at-the-market” offerings as defined in Rule 415 of the Securities Act, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for shares of its common shares with forward sellers and forward purchasers. For the three months ended March 31, 2023, the Company did not enter into any forward sale agreements to sell shares of its common shares. As of March 31, 2023, $133.0 million of shares of common shares remained available for issuance under the Current ATM Program. The sale of such shares issuable under the Current ATM Program was registered with the SEC pursuant to a prospectus supplement filed in February 2022 and the accompanying base prospectus statement forming part of the Company's shelf registration statement on Form S-3ASR (No. 333-262871) which was filed with the SEC in February 2022.

Debt

At March 31, 2023, we had $861.6 million of debt outstanding consisting of $511.5 million in senior unsecured notes, $310.0 million of unsecured term loan facilities, a $3.1 million fixed rate mortgage loan encumbering one property, and $37.0 million of borrowings on our revolving credit facility.

Our $821.5 million of senior unsecured notes and term loan facilities have interest rates ranging from 2.50% to 4.74% and are due at various maturity dates from June 2025 through November 2031.

Our fixed rate mortgage of $3.1 million has an interest rate of 5.80% and is due at the maturity date of June 1, 2026. The fixed rate mortgage note is secured by a mortgage on property that has an approximate net book value of $17.0 million as of March 31, 2023.

In addition, we have 11 interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt, as well as two forward starting interest rate swap agreements with an aggregate notional amount of $100.0 million.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at March 31, 2023, we had $37.0 million of variable rate debt outstanding.

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $5.7 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental tax revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date and we do not expect to make any payments over the life of the agreement.

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

The Company's other material cash commitments include debt maturities, interest payment obligations, obligations under non-cancelable operating and financing leases, construction commitments, and development obligations. The following table shows these other material cash commitments as of March 31, 2023:

	Payments due by period
Material Cash Commitments	Total	Less than 1 year (1)	1-3 years	4-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$3,087	$626	$1,810	$651	$—
Payments due at maturity	858,500	—	131,500	342,000	385,000
Total mortgages and notes payable (2)	861,587	626	133,310	342,651	385,000
Interest expense (3)	153,510	24,466	62,388	41,318	25,338
Finance lease (4)	1,000	100	200	200	500
Operating leases	95,811	1,122	1,974	1,817	90,898
Construction commitments	6,588	6,588	—	—	—
Development obligations (5)	1,752	198	381	361	812
Total contractual obligations	$1,120,248	$33,100	$198,253	$386,347	$502,548

(1)Amounts represent balance of obligation for the remainder of 2023.
(2)Excludes $0.1 million of unamortized mortgage debt premium and $5.0 million in net deferred financing costs.
(3)Variable-rate debt interest is calculated using rates at March 31, 2023.
(4)Includes interest payments associated with the finance lease obligation of $0.2 million.
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

Construction Costs

In connection with the leasing and targeted remerchandising of various shopping centers as of March 31, 2023, we have entered into agreements for construction activities with an aggregate remaining cost of approximately $6.6 million.

Planned Capital Spending

We are focused on enhancing the value of our existing portfolio of shopping centers through successful leasing efforts, including the reconfiguration of anchor-space and small shop lease-up.

For the remainder of 2023, we anticipate spending between $40.0 million and $50.0 million for capital expenditures, of which $6.6 million is reflected in the construction commitments in the material cash commitments table. Our 2023 estimate includes ongoing capital expenditure spending between $27.0 million and $32.0 million and discretionary capital expenditure spending between $13.0 million and $18.0 million. Ongoing capital expenditures relates to leasing costs and building improvements whereas discretionary capital expenditures relate to targeted remerchandising, outlots/expansion, and development/redevelopment. Estimates for future spending will change as new projects are approved.

Capitalization

At March 31, 2023 our total market capitalization was $1.8 billion. The table below reconciles total debt to net debt and sets forth our calculation of our total market capitalization as of March 31, 2023 and 2022:

	March 31,
	2023	2022
	(In thousands)
Notes payable, net	$856,643	$849,033
Add: Unamortized premiums and deferred financing costs	4,944	3,833
Pro-rata share of debt from unconsolidated joint venture	53,837	50,543
Finance lease obligation	763	821
Cash, cash equivalents and restricted cash	(6,489)	(12,900)
Pro-rata share of unconsolidated entities cash, cash equivalents and restricted cash	(5,459)	(2,978)
Net debt (1)	$904,239	$888,352

Common shares outstanding	85,642	84,162
OP Units outstanding	1,604	1,683
Restricted share awards (treasury method)	1,210	1,607
Total common shares and equivalents	88,456	87,452
Market price per common share (at March 31, 2023 and 2022)	$9.51	$13.77
Equity market capitalization	$841,217	$1,204,214

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849	1,849
Market price per convertible preferred share (at March 31, 2023 and 2022)	$47.53	$59.29
Convertible perpetual preferred shares (at market)	$87,883	$109,627

Total market capitalization	$1,833,339	$2,202,193

Net debt to total market capitalization	49.3%	40.3%

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

At March 31, 2023, the non-controlling interest in the Operating Partnership was approximately 1.8%.  The operating partnership units (“OP Units”) outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all non-controlling interest OP Units, there would have been approximately 87.2 million shares of beneficial interest outstanding at March 31, 2023, with a market value of approximately $829.7 million.

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

The following table illustrates the calculations of FFO and Operating FFO:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except per share data)
Net income	$1,287	$5,892
Net income attributable to noncontrolling partner interest	(23)	(116)
Preferred share dividends	(1,675)	(1,675)
Net (loss) income available to common shareholders	(411)	4,101
Adjustments:
Rental property depreciation and amortization expense	17,065	20,056
Pro-rata share of real estate depreciation from unconsolidated joint ventures (1)	5,035	3,414
Gain on sale of depreciable real estate	(297)	(3,454)
FFO available to common shareholders	21,392	24,117
Noncontrolling interest in Operating Partnership (2)	23	116
Preferred share dividends (assuming conversion) (3)	1,675	1,675
FFO available to common shareholders and dilutive securities	23,090	25,908

Gain on sale of land	—	(93)
Transaction costs	—	114
Severance expense (4)	1,130	—
Above and below market lease intangible write-offs	—	(1,624)
Pro-rata share of above and below market lease intangible write-offs from unconsolidated joint ventures (1)	59	(90)
Insurance proceeds, net (5)	—	(136)
Operating FFO available to common shareholders and dilutive securities	$24,279	$24,079

Weighted average common shares	85,574	83,975
Shares issuable upon conversion of OP Units (2)	1,604	1,739
Dilutive effect of restricted stock	1,210	1,607
Shares issuable upon conversion of preferred shares (3)	7,017	7,017
Weighted average equivalent shares outstanding, diluted	95,405	94,338

Diluted (loss) earnings per share (6)	$(0.01)	$0.05
Per share adjustments for FFO available to common shareholders and dilutive securities	0.25	0.22
FFO available to common shareholders and dilutive securities per share, diluted	$0.24	$0.27

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	0.01	(0.01)
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.25	$0.26

(1)Amounts noted are included in Earnings from unconsolidated joint ventures.
(2)The total noncontrolling interest reflects OP Units convertible on a one-for-one basis into common shares.
(3)Series D Preferred Shares are paid annual dividends of $6.7 million and are currently convertible into approximately 7.0 million shares of common shares. They are dilutive only when earnings or FFO exceed approximately $0.24 per diluted share per quarter and $0.96 per diluted share per year. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D Preferred Shares on FFO and earning per share in future periods.
(4)For the three months ended March 31, 2023, severance expense is comprised of one-time employee termination benefits resulting from the reduction in force during February 2023. Amounts noted are included in General and administrative expense.
(5)Amounts noted are included in Other income, net.
(6)The denominator to calculate diluted earnings per share includes weighted average common shares only for the three months ended March 31, 2023 and includes weighted average common shares and restricted stock for the three months ended March 31, 2022.

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

NOI, Same Property NOI and NOI from Other Investments are supplemental non-GAAP financial measures of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable multi-tenant operating properties for the reporting period. Same Property NOI for the three months ended March 31, 2023 and 2022 represents NOI from the Company's same property portfolio consisting of 39 consolidated operating properties and our 51.5% pro-rata share of 11 properties owned by R2G. Given the relative immateriality of our pro-rata share of RGMZ in all periods presented, we have excluded it from Same Property NOI. All properties included in Same Property NOI were either acquired or placed in service and stabilized prior to January 1, 2022. We present Same Property NOI primarily to show the percentage change in our NOI from period to period across a consistent pool of properties. Same Property NOI excludes properties under redevelopment or where activities have started in preparation for redevelopment. A property is designated as a redevelopment when planned improvements significantly impact the property. NOI from Other Investments for the three months ended March 31, 2023 and 2022 represents pro-rata NOI primarily from (i) properties disposed of and acquired during 2022, (ii) Hunter's Square, Marketplace of Delray and The Crossroads (R2G) where the Company has begun activities in anticipation of future redevelopment, (iii) properties held for sale as of March 31, 2023, (iv) certain property related employee compensation, benefits, and travel expense and (v) noncomparable operating income and expense adjustments.

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

The following is a summary of our properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended March 31,
Property Designation	2023	2022
Wholly-owned and R2G retail properties:
Same-property	50	50
Acquisitions (1)	3	—
Held for sale (2)	1	1
Redevelopment (3)	3	3
Total wholly-owned and R2G properties:	57	54

(1)Includes the following wholly-owned properties for the three months ended March 31, 2023: The Crossings and Brookline. Also includes Mary Brickell Village owned by R2G.
(2)Includes the following wholly-owned property for the three months ended March 31, 2023 and 2022: Holcomb Center
(3)Includes the following wholly-owned properties for the three months ended March 31, 2023 and 2022: Hunter's Square and Marketplace of Delray. Also includes The Crossroads owned by R2G. The entire property indicated for each period is completely excluded from Same Property NOI.

The following is a reconciliation of our net (loss) income available to common shareholders to Same Property NOI:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net (loss) income available to common shareholders	$(411)	$4,101
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,675	1,675
Net income attributable to noncontrolling partner interest	23	116
Income tax provision	181	35
Interest expense	8,703	8,312
Earnings from unconsolidated joint ventures	(1,495)	(1,101)
Gain on sale of real estate	(297)	(3,547)
Other income, net	(206)	(184)
Management and other fee income	(1,303)	(741)
Depreciation and amortization	17,217	20,211
Transaction costs	—	114
General and administrative expenses	9,315	8,348
Pro-rata share of NOI from R2G Venture LLC (1)	6,909	4,559
Pro-rata share of NOI from RGMZ Venture REIT LLC (2)	307	223
Lease termination fees	(47)	(154)
Amortization of lease inducements	216	213
Amortization of acquired above and below market lease intangibles, net	(428)	(2,263)
Straight-line ground rent expense	77	77
Straight-line rental income	(132)	(263)
NOI	40,304	39,731
NOI from Other Investments	(3,079)	(3,927)
Pro-rata share of NOI from RGMZ Venture REIT LLC (2)	(307)	(223)
Same Property NOI	$36,918	$35,581

Period-end Occupancy	91.2%	91.2%

(1)Represents 51.5% of the NOI from the properties owned by R2G for all periods presented.
(2)Represents 6.4% of the NOI from the properties owned by RGMZ for all periods presented.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our variable rate debt, interest rates and interest rate swap agreements in effect at March 31, 2023, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.4 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $19.7 million at March 31, 2023.

We had derivative instruments outstanding with an aggregate notional amount of $310.0 million as of March 31, 2023. The agreements provided for swapping one-month SOFR to fixed interest rates ranging from 1.17% to 3.36% and had expirations ranging from 2023 to 2027.  The following table sets forth information as of March 31, 2023 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2023 (remaining)	2024	2025	2026	2027	Thereafter	Total	Fair Value
	(In thousands)
Fixed-rate debt	$626	$879	$132,431	$125,651	$180,000	$385,000	$824,587	$774,972
Average interest rate	5.8%	5.8%	4.2%	3.8%	2.9%	3.8%	3.7%	5.9%
Variable-rate debt	$—	$—	$—	$37,000	$—	$—	$37,000	$37,292
Average interest rate	—%	—%	—%	6.0%	—%	—%	6.0%	4.7%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at March 31, 2023 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of March 31, 2023 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in certain litigation arising in the ordinary course of business. We do not believe that any of this litigation will have a material effect on our condensed consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations"), there have been no material changes to our risk factors during the three months ended March 31, 2023 compared to those risk factors presented in Part I, "Item IA. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common share repurchases during the quarterly period ended March 31, 2023 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	—	$—	—	—
February 1, 2023 to February 28, 2023	49,194	10.42	—	—
March 1, 2023 to March 31, 2023	71,850	10.72	—	—
Total	121,044	$10.60	—	—

During the quarterly period ended March 31, 2023, we withheld 121,044 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted share awards. The value of the common shares withheld was based on the closing price of our common shares on the applicable vesting date.

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

RPT REALTY

Dated: May 4, 2023	By: /s/ BRIAN L. HARPER Brian L. Harper President and Chief Executive Officer (Principal Executive Officer)

Dated: May 4, 2023	By: /s/ MICHAEL P. FITZMAURICE Michael P. Fitzmaurice Chief Financial Officer (Principal Financial Officer)

Dated: May 4, 2023	By: /s/ RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)