Form 10-Q
period 2023-06-30
RPT Realty
filed 2023-08-03
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2023

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
Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of July 28, 2023: 86,767,910

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RPT REALTY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Income producing properties, at cost:
Land	$301,404	$302,062
Buildings and improvements	1,378,035	1,373,893
Less accumulated depreciation and amortization	(400,635)	(386,036)
Income producing properties, net	1,278,804	1,289,919
Construction in progress and land available for development	33,709	37,772
Real estate held for sale	4,800	3,115
Net real estate	1,317,313	1,330,806
Equity investments in unconsolidated joint ventures	416,411	423,089
Cash and cash equivalents	5,650	5,414
Restricted cash and escrows	470	461
Accounts receivable (net of allowance for doubtful accounts of $3,696 and $8,493 as of June 30, 2023 and December 31, 2022, respectively)	18,060	19,914
Acquired lease intangibles, net	35,818	40,043
Operating lease right-of-use assets	16,930	17,269
Other assets, net	110,166	109,443
TOTAL ASSETS	$1,920,818	$1,946,439

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable, net	$848,689	$854,596
Finance lease obligation	763	763
Accounts payable and accrued expenses	45,678	41,985
Distributions payable	15,568	14,336
Acquired lease intangibles, net	31,771	33,157
Operating lease liabilities	16,796	17,016
Other liabilities	6,215	5,933
TOTAL LIABILITIES	965,480	967,786

Commitments and Contingencies

RPT Realty (“RPT”) Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 240,000 shares authorized, 85,643 and 85,525 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	856	855
Additional paid-in capital	1,258,674	1,255,087
Accumulated distributions in excess of net income	(435,882)	(409,290)
Accumulated other comprehensive income	21,546	21,434
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO RPT	937,621	960,513
Noncontrolling interest	17,717	18,140
TOTAL SHAREHOLDERS’ EQUITY	955,338	978,653

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,920,818	$1,946,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE
Rental income	$48,186	$53,547	$98,311	$107,545
Other property income	982	865	1,801	2,215
Management and other fee income	1,883	876	3,186	1,617
TOTAL REVENUE	51,051	55,288	103,298	111,377

EXPENSES
Real estate taxes	6,993	7,232	14,143	15,403
Recoverable operating expense	7,504	7,080	15,062	14,288
Non-recoverable operating expense	2,577	2,344	5,411	4,974
Depreciation and amortization	17,069	19,171	34,286	39,382
Transaction costs	10	4,362	10	4,476
General and administrative expense	8,980	8,674	18,295	17,022
TOTAL EXPENSES	43,133	48,863	87,207	95,545

Gain on sale of real estate	603	11,543	900	15,090

OPERATING INCOME	8,521	17,968	16,991	30,922

OTHER INCOME AND EXPENSES
Other income, net	451	181	657	365
(Loss) earnings from unconsolidated joint ventures	(55)	(2,413)	1,440	(1,312)
Interest expense	(8,836)	(8,770)	(17,539)	(17,082)
INCOME BEFORE TAX	81	6,966	1,549	12,893
Income tax provision	(49)	(36)	(230)	(71)
NET INCOME	32	6,930	1,319	12,822
Net income attributable to noncontrolling partner interest	(1)	(135)	(24)	(251)
NET INCOME ATTRIBUTABLE TO RPT	31	6,795	1,295	12,571
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(1,644)	$5,120	$(2,055)	$9,221

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.02)	$0.06	$(0.03)	$0.11
Diluted	$(0.02)	$0.06	$(0.03)	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	85,642	84,163	85,608	84,069
Diluted	85,642	85,257	85,608	85,203

Cash Dividend Declared per Common Share	$0.14	$0.13	$0.28	$0.26

OTHER COMPREHENSIVE INCOME
Net income	$32	$6,930	$1,319	$12,822
Other comprehensive gain:
Gain on interest rate swaps, net	5,813	4,412	114	16,818
Comprehensive income	5,845	11,342	1,433	29,640
Comprehensive income attributable to noncontrolling interest	(106)	(221)	(26)	(582)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RPT	$5,739	$11,121	$1,407	$29,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months Ended June 30, 2023 and June 30, 2022
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, March 31, 2023	$92,427	$856	$1,255,867	$(421,980)	$15,838	$17,835	$960,843
Share-based compensation, net of shares withheld for employee taxes	—	—	2,807	—	—	—	2,807
Dividends declared to common shareholders	—	—	—	(11,990)	—	—	(11,990)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(224)	(224)
Dividends declared to deferred shares	—	—	—	(268)	—	—	(268)
Other comprehensive income adjustment	—	—	—	—	5,708	105	5,813
Net income	—	—	—	31	—	1	32
Balance, June 30, 2023	$92,427	$856	$1,258,674	$(435,882)	$21,546	$17,717	$955,338

Balance, March 31, 2022	$92,427	$842	$1,230,060	$(448,543)	$9,526	$17,894	$902,206
Issuance of common shares, net of issuance costs	—	—	(74)	—	—	—	(74)
Share-based compensation, net of shares withheld for employee taxes	—	—	2,480	—	—	—	2,480
Dividends declared to common shareholders	—	—	—	(10,941)	—	—	(10,941)
Dividends declared to preferred shareholders	—	—	—	(1,675)	—	—	(1,675)
Distributions declared to noncontrolling interests	—	—	—	—	—	(220)	(220)
Dividends declared to deferred shares	—	—	—	(376)	—	—	(376)
Other comprehensive income adjustment	—	—	—	—	4,326	86	4,412
Net income	—	—	—	6,795	—	135	6,930
Balance, June 30, 2022	$92,427	$842	$1,232,466	$(454,740)	$13,852	$17,895	$902,742

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2023 and June 30, 2022
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2022	$92,427	$855	$1,255,087	$(409,290)	$21,434	$18,140	$978,653
Share-based compensation, net of shares withheld for employee taxes	—	1	3,587	—	—	—	3,588
Dividends declared to common shareholders	—	—	—	(23,958)	—	—	(23,958)
Dividends declared to preferred shareholders	—	—	—	(3,350)	—	—	(3,350)
Distributions declared to noncontrolling interests	—	—	—	—	—	(449)	(449)
Dividends declared to deferred shares	—	—	—	(579)	—	—	(579)
Other comprehensive income adjustment	—	—	—	—	112	2	114
Net income	—	—	—	1,295	—	24	1,319
Balance, June 30, 2023	$92,427	$856	$1,258,674	$(435,882)	$21,546	$17,717	$955,338

Balance, December 31, 2021	$92,427	$839	$1,227,791	$(441,478)	$(2,635)	$18,510	$895,454
Issuance of common shares, net of issuance costs	—	1	570	—	—	—	571
Redemption of Operating Partnership Unit holders	—	1	758	—	—	(759)	—
Share-based compensation, net of shares withheld for employee taxes	—	1	3,347	—	—	—	3,348
Dividends declared to common shareholders	—	—	—	(21,883)	—	—	(21,883)
Dividends declared to preferred shareholders	—	—	—	(3,350)	—	—	(3,350)
Distributions declared to noncontrolling interests	—	—	—	—	—	(438)	(438)
Dividends declared to deferred shares	—	—	—	(600)	—	—	(600)
Other comprehensive income adjustment	—	—	—	—	16,487	331	16,818
Net income	—	—	—	12,571	—	251	12,822
Balance, June 30, 2022	$92,427	$842	$1,232,466	$(454,740)	$13,852	$17,895	$902,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$1,319	$12,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,286	39,382
Amortization of deferred financing fees	1,040	752
Income tax provision	230	71
(Earnings) loss from unconsolidated joint ventures	(1,440)	1,312
Distributions received from operations of unconsolidated joint ventures	8,333	6,800
Gain on sale of real estate	(900)	(15,090)
Amortization of acquired above and below market lease intangibles, net	(864)	(2,859)
Amortization of premium on mortgages, net	(19)	(39)
Service-based restricted share expense	2,030	2,058
Long-term incentive compensation expense	2,845	2,644
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	1,852	(2,460)
Other assets, net	(3,501)	(2,617)
Accounts payable, accrued expenses and other liabilities	676	(5,937)
Net cash provided by operating activities	45,887	36,839

INVESTING ACTIVITIES
Acquisition of real estate	—	(110,245)
Development and capital improvements	(17,243)	(13,279)
Net proceeds from sales of real estate	5,684	29,645
Investment in equity interests in unconsolidated joint ventures	(89)	(6,945)
Acquisitions of preferred investments	(207)	(4,187)
Redemption of preferred investments	1,013	1,084
Net cash used in investing activities	(10,842)	(103,927)

FINANCING ACTIVITIES
Repayment of mortgages and notes payable	(409)	(666)
Proceeds on revolving credit facility	44,000	123,000
Repayments on revolving credit facility	(50,000)	(46,000)
Distributions received from financing activities of unconsolidated joint ventures	—	27,013
Proceeds from issuance of common shares, net of issuance costs	—	571
Payment of employee taxes upon vesting of awards	(1,287)	(1,354)
Dividends paid to preferred shareholders	(3,350)	(3,350)
Dividends paid to common shareholders	(23,321)	(21,109)
Distributions paid to operating partnership unit holders	(433)	(430)
Net cash (used in) provided by financing activities	(34,800)	77,675

Net change in cash, cash equivalents and restricted cash and escrows	245	10,587
Cash, cash equivalents and restricted cash and escrows at beginning of period	5,875	14,033
Cash, cash equivalents and restricted cash and escrows at end of period	$6,120	$24,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Redemption of Operating Partnership Unit holders	$—	$759

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $126 and $34 in 2023 and 2022, respectively)	$16,590	$16,361

	As of June 30,
Reconciliation of cash, cash equivalents and restricted cash and escrows	2023	2022
Cash and cash equivalents	$5,650	$5,792
Restricted cash and escrows	470	18,828
	$6,120	$24,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

RPT Realty, together with our subsidiaries (the “Company” or “RPT”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of open-air shopping destinations principally located in the top U.S. markets. The Company’s shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company’s retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange (“NYSE”). The common shares of beneficial interest of the Company, par value $0.01 per share (the “common share”), are listed and traded on the NYSE under the ticker symbol “RPT”. As of June 30, 2023, the Company’s property portfolio (the “aggregate portfolio”) consisted of 43 wholly-owned shopping centers, 13 shopping centers owned through its grocery anchored joint venture and 49 retail properties owned through its net lease joint venture which together represent 14.9 million square feet of gross leasable area (“GLA”).  As of June 30, 2023, the Company’s pro-rata share of the aggregate portfolio was 93.2% leased.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership” or “OP” which was 98.2% owned by the Company at both June 30, 2023 and December 31, 2022), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”). The presentation of condensed consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity. Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss). All intercompany transactions and balances are eliminated in consolidation.

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

Equity Distribution Agreements

In February 2022, the Company entered into an Equity Distribution Agreement (“2022 Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company’s common shares having an aggregate gross sales price of up to $150.0 million (the “Current ATM Program”). Under the Current ATM Program, sales of the shares of common shares may be made, in the Company’s discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for shares of its common shares with forward sellers and forward purchasers. For the six months ended June 30, 2023, the Company did not enter into any forward sale agreements or issue any common shares under the Current ATM Program. As of June 30, 2023, $133.0 million of common shares remained available for issuance under the Current ATM Program.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB updated the Accounting Standards Codification (“ASC”) with ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). In addition, the FASB subsequently issued ASU 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”) which further clarifies the optional expedients available, and issued ASU 2022-06 “Reference Rate Reform (Topic 848)” which extends the expiration date of the guidance in ASU 2020-04. ASU 2020-04, ASU 2021-01 and ASU 2022-06 provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2024. The Company had elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company’s only remaining LIBOR-indexed interest rate swap agreement expired in March 2023, and as of June 30, 2023, we have no LIBOR-indexed contracts.

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

For the six months ended June 30, 2023 and 2022, we recorded no impairment provision. In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the second quarter of 2023, events and circumstances indicated that certain shopping centers might be impaired. However, the Company’s estimates of undiscounted cash flows indicated that such carrying amounts were expected to be recovered and, therefore, no impairment loses were recorded. Nonetheless, it is reasonably possible that the estimates of undiscounted cash flows may change in the near term resulting in the need to write down these assets to fair value.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate. Construction in progress was $12.0 million and $14.6 million at June 30, 2023 and December 31, 2022, respectively. The decrease in construction in progress from December 31, 2022 to June 30, 2023 was due primarily to the completion of tenant build-outs, partially offset by capital expenditures for ongoing projects.

Land available for development includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center or outparcel pad. The viability of all projects under construction or development, including those owned by our unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development was $21.7 million and $23.2 million at June 30, 2023 and December 31, 2022, respectively.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when the following criteria are met (i) management, having the authority to approve the action, commits to a plan to sell a property (or group of properties), (ii) the property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such properties, (iii) an active program to locate a buyer and other actions required to complete the plan to sell the property have been initiated, (iv) the sale of the property is probable and transfer of the asset is expected to be completed within one year, (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. As of June 30, 2023, we had one income producing property classified as held for sale with a net book value of $4.8 million included in Net real estate. As of December 31, 2022, we had real estate assets classified as held for sale with a net book value of $3.1 million included in Net real estate, which were subsequently sold during February 2023.

3.  Property Acquisitions and Dispositions

Acquisitions

There were no acquisitions during the six months ended June 30, 2023.

Dispositions

The following table provides a summary of our disposition activity for the six months ended June 30, 2023:

					Gross
Property Name	Location	GLA	Acreage	Date Sold	Sales Price	Gain on Sale
		(In thousands)			(In thousands)
Lakeland Park Center - Outparcel (1)	Lakeland, FL	20	N/A	2/22/23	$3,687	$297
Total income producing dispositions		20	—		$3,687	$297

Lakeland Park Center - Land Parcel	Lakeland, FL	N/A	2.6	4/14/23	$2,200	$603
Total land dispositions		—	2.6		$2,200	$603

Total dispositions		20	2.6		$5,887	$900

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

4.  Equity Investments in Unconsolidated Joint Ventures

As of June 30, 2023 and December 31, 2022, we had two joint ventures: 1) R2G Venture LLC (“R2G”) and 2) RGMZ whereby we own 51.5% and 6.4%, respectively, of the equity in each joint venture. As of June 30, 2023, R2G owned 13 income producing shopping centers and RGMZ owned 49 net lease retail properties. We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions without our partner’s approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	June 30, 2023			December 31, 2022
	(In thousands)
ASSETS	R2G	RGMZ	Total	R2G	RGMZ	Total
Investment in real estate, net	$818,937	$216,657	$1,035,594	$822,707	$215,059	$1,037,766
Other assets	97,802	79,906	177,708	102,355	80,094	182,449
Total Assets	$916,739	$296,563	$1,213,302	$925,062	$295,153	$1,220,215
LIABILITIES AND OWNERS’ EQUITY
Notes payable	$80,117	$187,532	$267,649	$80,053	$185,227	$265,280
Other liabilities	47,039	7,371	54,410	43,054	6,172	49,226
Owners’ equity	789,583	101,660	891,243	801,955	103,754	905,709
Total Liabilities and Owners’ Equity	$916,739	$296,563	$1,213,302	$925,062	$295,153	$1,220,215

RPT’s equity investments in unconsolidated joint ventures	$409,943	$6,468	$416,411	$416,487	$6,602	$423,089

	Three Months Ended June 30,
Statements of Operations	2023			2022
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Total
Total revenue	$21,692	$6,023	$27,715	$14,450	$4,591	$19,041
Total expenses	20,942	3,897	24,839	18,436	3,091	21,527
Operating income (loss)	750	2,126	2,876	(3,986)	1,500	(2,486)
Interest expense	(620)	(3,747)	(4,367)	(619)	(1,825)	(2,444)
Income tax benefit (expense)	—	184	184	—	(6)	(6)
Net income (loss)	$130	$(1,437)	$(1,307)	$(4,605)	$(331)	$(4,936)
Preferred member dividends	60	7	67	36	23	59
Net income (loss) available to common members	$70	$(1,444)	$(1,374)	$(4,641)	$(354)	$(4,995)

Other Comprehensive Income
Net income (loss)	$130	$(1,437)	$(1,307)	$(4,605)	$(331)	$(4,936)
Gain on interest rate swaps, net	—	1,969	1,969	—	—	—
Comprehensive income (loss)	$130	$532	$662	$(4,605)	$(331)	$(4,936)

RPT’s share of earnings (loss) from unconsolidated joint ventures	$37	$(92)	$(55)	$(2,391)	$(22)	$(2,413)

	Six Months Ended June 30,
Statements of Operations	2023			2022
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Total
Total revenue	$42,575	$11,625	$54,200	$28,456	$9,003	$37,459
Total expenses	38,097	7,288	45,385	29,838	5,999	35,837
Operating income (loss)	4,478	4,337	8,815	(1,382)	3,004	1,622
Interest expense	(1,240)	(7,223)	(8,463)	(1,058)	(3,246)	(4,304)
Income tax benefit (expense)	$—	$176	176	—	(6)	(6)
Net income (loss)	$3,238	$(2,710)	$528	$(2,440)	$(248)	$(2,688)
Preferred member dividends	105	15	120	74	23	97
Net income (loss) available to common members	$3,133	$(2,725)	$408	$(2,514)	$(271)	$(2,785)

Other Comprehensive Income
Net income (loss)	$3,238	$(2,710)	$528	$(2,440)	$(248)	$(2,688)
Gain on interest rate swaps, net	—	1,969	—	—	—	—
Comprehensive income (loss)	$3,238	$(741)	$528	$(2,440)	$(248)	$(2,688)

RPT’s share of earnings (loss) from unconsolidated joint ventures	$1,614	$(174)	$1,440	$(1,295)	$(17)	$(1,312)

Acquisitions

R2G had no acquisitions during the six months ended June 30, 2023.

The following table provides a summary of RGMZ’s acquisitions during the six months ended June 30, 2023:

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

Dispositions

There was no disposition activity during the six months ended June 30, 2023 by any of our unconsolidated joint ventures.

Debt

The following table summarizes R2G’s fixed rate mortgages:

		June 30, 2023		December 31, 2022
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(In thousands)		(In thousands)
Village Shoppes of Canton	3/1/2029	$22,050	2.81%	$22,050	2.81%
East Lake Woodlands	12/1/2031	12,750	2.94%	12,750	2.94%
South Pasadena	12/1/2031	16,330	2.94%	16,330	2.94%
Bedford Marketplace	3/1/2032	29,975	2.93%	29,975	2.93%
		$81,105	2.90%	$81,105	2.90%
Unamortized deferred financing costs		(988)		(1,052)
		$80,117		$80,053

RGMZ has a $350.0 million secured credit facility that includes an accordion feature allowing it to increase future potential commitments up to a total capacity of $600.0 million. As of June 30, 2023, RGMZ had $168.5 million outstanding under its secured credit facility, an increase of $2.4 million from December 31, 2022, as a result of borrowings in 2023. As of June 30, 2023, RGMZ had one interest rate swap agreement in effect for a notional amount of $80.0 million which swapped a portion of the outstanding borrowing to a fixed rate of 3.62%, plus a 0.10% SOFR index adjustment, and a credit spread of 2.25%. Including the effect of this interest rate swap, the weighted average interest rate of RGMZ’s secured credit facility at June 30, 2023 was 6.73%. In addition, RGMZ has a fixed rate mortgage secured by certain single-tenant properties which had an aggregate principal amount of $20.5 million and $20.7 million as of June 30, 2023 and December 31, 2022, respectively. The mortgage has an annual interest rate of 3.56% and matures on December 1, 2030.

Joint Venture Management and Other Fee Income

We receive a property management fee which is based upon 4.0% of gross revenues received for providing services to R2G and recognize these fees as the services are rendered. We also receive leasing fees from R2G for new leases and renewal leases of 6.0% and 2.5%, respectively, of total expected rent over the length of the lease, capped at 10 years. We receive an asset management fee for services provided to RGMZ, which is based upon 0.25% of the gross asset value of net lease retail assets in RGMZ. We also receive leasing fees from RGMZ for new leases and renewal leases of 5.0% and 2.5%, respectively, of total expected rent over the length of the lease, capped at 10 years. The Company will be paid an additional annual incentive management fee equal to 0.15% based upon the appraised gross asset value of the net lease retail assets in RGMZ. However, the Company will not earn this fee until meeting certain financial hurdles measured at sale or initial public offering of RGMZ. Notwithstanding the forgoing for both joint ventures, for tenants with space in excess of 17,000 rentable square feet, the fees are as follows: (i) $1 per rentable square foot for each renewal lease, and (ii) (a) $5 per rentable square foot for each new lease for grocer and (b) $4 per rentable square foot for each new lease for non-grocer. We also can receive fees from both joint ventures for construction management and development management. We are responsible for paying any third-party leasing fees.

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,
	2023			2022
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Total
Management fees	$845	$206	$1,051	$508	$166	$674
Leasing fees	669	18	687	202	—	202
Construction fees	145	—	145	—	—	—
Total	$1,659	$224	$1,883	$710	$166	$876

	Six Months Ended June 30,
	2023			2022
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Total
Management fees	$1,563	$411	$1,974	$999	$310	$1,309
Leasing fees	888	56	944	297	11	308
Construction fees	268	—	268	—	—	—
Total	$2,719	$467	$3,186	$1,296	$321	$1,617

5.  Debt

The following table summarizes our mortgage, notes payable, revolving credit facility and finance lease obligation as of June 30, 2023 and December 31, 2022:

Notes Payable and Finance Lease Obligation	June 30, 2023	December 31, 2022
	(In thousands)
Senior unsecured notes	$511,500	$511,500
Unsecured term loan facilities	310,000	310,000
Fixed rate mortgage	2,881	3,290
Unsecured revolving credit facility	29,000	35,000
	853,381	859,790
Unamortized premium	58	77
Unamortized deferred financing costs	(4,750)	(5,271)
Total notes payable, net	$848,689	$854,596

Finance lease obligation	$763	$763

Senior Unsecured Notes

The following table summarizes the Company’s senior unsecured notes:

		June 30, 2023		December 31, 2022
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(In thousands)		(In thousands)
Senior unsecured notes	6/27/2025	$31,500	4.27%	$31,500	4.27%
Senior unsecured notes	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes	12/21/2029	20,000	4.72%	20,000	4.72%
Senior unsecured notes	12/27/2029	50,000	4.15%	50,000	4.15%
Senior unsecured notes	11/30/2030	75,000	3.70%	75,000	3.70%
Senior unsecured notes	11/30/2031	55,000	3.82%	55,000	3.82%
		$511,500	4.09%	$511,500	4.09%
Unamortized deferred financing costs		(2,436)		(2,667)
		$509,064		$508,833

Unsecured Term Loan Facilities and Revolving Credit Facility

The following table summarizes the Company’s $310.0 million unsecured term loan facilities (the “term loan facilities”) and $500.0 million revolving credit facility (the “revolving credit facility”):

		June 30, 2023		December 31, 2022
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(In thousands)		(In thousands)
Unsecured term loan - fixed rate (1)	11/6/2026	$50,000	2.50%	$50,000	2.50%
Unsecured term loan - fixed rate (2)	2/5/2027	100,000	2.61%	100,000	2.61%
Unsecured term loan - fixed rate (3)	8/18/2027	50,000	2.52%	50,000	2.52%
Unsecured term loan - fixed rate (4)	2/18/2028	110,000	3.66%	110,000	2.80%
		$310,000	2.95%	$310,000	2.65%
Unamortized deferred financing costs		(2,314)		(2,604)
Term loans, net		$307,686		$307,396

Revolving credit facility - variable rate	8/18/2026	$29,000	6.35%	$35,000	5.48%

(1)Swapped to a weighted average fixed rate of 1.20%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at June 30, 2023.
(2)Swapped to a weighted average fixed rate of 1.31%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at June 30, 2023.
(3)Swapped to a weighted average fixed rate of 1.22%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at June 30, 2023.
(4)Swapped to a weighted average fixed rate of 2.36%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at June 30, 2023.

As of June 30, 2023 we had $29.0 million outstanding under our revolving credit facility, which represented a decrease of $6.0 million from December 31, 2022, primarily as a result of net repayments. We had no outstanding letters of credit issued under our revolving credit facility as of June 30, 2023. We had $471.0 million of unused capacity under our $500.0 million revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. The interest rate as of June 30, 2023 was 6.35%.

Mortgages

The following table summarizes the Company’s fixed rate mortgage:

		June 30, 2023		December 31, 2022
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(In thousands)		(In thousands)
Nagawaukee II	6/1/2026	$2,881	5.80%	$3,290	5.80%
		$2,881	5.80%	$3,290	5.80%
Unamortized premium		58		77
		$2,939		$3,367

The fixed rate mortgage is secured by a property that has an approximate net book value of $16.8 million as of June 30, 2023.

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

Covenants

Our revolving credit facility, senior unsecured notes as amended and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets, tangible net worth and various other calculations. As of June 30, 2023, we were in compliance with these covenants.

Debt Maturities

The following table presents scheduled principal payments on mortgages, notes payable and revolving credit facility as of June 30, 2023:

Year Ending December 31,
(In thousands)
2023 (remaining)	$420
2024	879
2025	132,431
2026 (1)	154,651
2027	180,000
Thereafter	385,000
Subtotal debt	853,381
Unamortized mortgage premium	58
Unamortized deferred financing costs	(4,750)
Total	$848,689

(1)Scheduled maturities in 2026 include the $29.0 million balance on the unsecured revolving credit facility drawn as of June 30, 2023. The unsecured revolving credit facility has two six-month extensions available at the Company’s option provided compliance with financial covenants is maintained.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

		Total Fair Value	Level 2
	Balance Sheet Location
June 30, 2023		(In thousands)
Derivative assets - interest rate swaps	Other assets	$21,817	$21,817
Derivative liabilities - interest rate swaps	Other liabilities	$—	$—
December 31, 2022
Derivative assets - interest rate swaps	Other assets	$21,828	$21,828
Derivative liabilities - interest rate swaps	Other liabilities	$—	$—

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

The Company determined that the valuation of its fixed rate senior unsecured notes, unsecured term loan facilities (including variable rate term loans swapped to fixed through derivatives) and unsecured revolving credit facility were classified within Level 2 of the fair value hierarchy and its fixed rate mortgages were classified within Level 3 of the fair value hierarchy. Our Level 2 fixed rate debt had a carrying value of $821.5 million at both June 30, 2023 and December 31, 2022, and had fair values of approximately $761.5 million and $763.0 million, at June 30, 2023 and December 31, 2022, respectively.  Our Level 2 variable rate debt had carrying values of $29.0 million and $35.0 million at June 30, 2023 and December 31, 2022, respectively, and had fair values of approximately $29.2 million and $35.3 million at June 30, 2023 and December 31, 2022, respectively. Our Level 3 fixed rate mortgage had carrying values of $2.9 million and $3.3 million at June 30, 2023 and December 31, 2022, respectively, and had fair values of $2.8 million and $3.3 million at June 30, 2023 and December 31, 2022, respectively.

Net Real Estate

Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the six months ended June 30, 2023 and 2022, we did not incur any impairment for income producing shopping centers that are required to be measured at fair value on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the six months ended June 30, 2023 and 2022.

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

Preferred Equity Investments

Our preferred equity investments in unconsolidated entities are recorded at cost, less any impairment. If we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer, we remeasure the equity security at fair value as of the date that the observable transaction occurred. We did not mark any preferred investments to fair value on a non-recurring basis during the six months ended June 30, 2023 and 2022. Our preferred investments are also subject to impairment testing on a nonrecurring basis if a decline in the fair value of the investment below the carrying amount is determined to be a decline that is other-than-temporary. We classify other-than-temporarily impaired preferred investments as nonrecurring Level 3.

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations and comprehensive income.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and LIBOR or Secured Overnight Financing Rate (“SOFR”) rate. At June 30, 2023, all of our hedges were effective.

As of June 30, 2023, the Company had 11 interest rate swap agreements in effect for an aggregate notional amount of $310.0 million and two forward starting interest rate swap agreements for an aggregate notional amount of $100.0 million, converting our floating rate corporate debt to fixed rate debt.

The following table summarizes the notional values and fair values of our derivative financial instruments as of June 30, 2023:

	Hedge Type	Reference Rate	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
			(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	SOFR	$30,000	1.165%	$1,533	11/2024
Unsecured term loan	Cash Flow	SOFR	10,000	1.169%	513	11/2024
Unsecured term loan	Cash Flow	SOFR	10,000	1.182%	511	11/2024
Unsecured term loan	Cash Flow	SOFR	25,000	1.210%	1,380	01/2025
Unsecured term loan	Cash Flow	SOFR	25,000	1.239%	1,369	01/2025
Unsecured term loan	Cash Flow	SOFR	50,000	1.201%	4,656	11/2026
Unsecured term loan	Cash Flow	SOFR	25,000	1.308%	2,308	01/2027
Unsecured term loan	Cash Flow	SOFR	50,000	1.289%	4,586	01/2027
Unsecured term loan	Cash Flow	SOFR	25,000	1.335%	2,287	01/2027
Unsecured term loan	Cash Flow	SOFR	30,000	3.344%	705	02/2028
Unsecured term loan	Cash Flow	SOFR	30,000	3.359%	691	02/2028
			$310,000		$20,539

Derivative Assets - Forward Swaps
Unsecured term loan	Cash Flow	SOFR	$50,000	2.855%	$577	08/2027
Unsecured term loan	Cash Flow	SOFR	50,000	2.865%	701	02/2028
Total Derivative Assets			$410,000		$21,817

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2022:

	Hedge Type	Reference Rate	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
			(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	LIBOR	$60,000	1.770%	$264	03/2023
Unsecured term loan	Cash Flow	SOFR	30,000	1.165%	1,761	11/2024
Unsecured term loan	Cash Flow	SOFR	10,000	1.169%	587	11/2024
Unsecured term loan	Cash Flow	SOFR	10,000	1.182%	585	11/2024
Unsecured term loan	Cash Flow	SOFR	25,000	1.210%	1,529	01/2025
Unsecured term loan	Cash Flow	SOFR	25,000	1.239%	1,512	01/2025
Unsecured term loan	Cash Flow	SOFR	50,000	1.201%	4,694	11/2026
Unsecured term loan	Cash Flow	SOFR	25,000	1.308%	2,316	01/2027
Unsecured term loan	Cash Flow	SOFR	50,000	1.289%	4,634	01/2027
Unsecured term loan	Cash Flow	SOFR	25,000	1.335%	2,292	01/2027
			$310,000		$20,174

Derivative Assets - Forward Swaps
Unsecured term loan	Cash Flow	SOFR	$50,000	2.855%	$367	08/2027
Unsecured term loan	Cash Flow	SOFR	30,000	3.344%	421	02/2028
Unsecured term loan	Cash Flow	SOFR	30,000	3.359%	407	02/2028
Unsecured term loan	Cash Flow	SOFR	50,000	2.865%	459	02/2028
			$470,000		$21,828

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2023 and 2022 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Three Months Ended June 30,			Three Months Ended June 30,
	2023	2022		2023	2022
	(In thousands)			(In thousands)
Interest rate contracts - assets	$7,998	$3,862	Interest expense	$(2,468)	$509
Interest rate contracts - liabilities	309	41	Interest expense	(152)	—
Equity investments in unconsolidated joint ventures	138	—	(Loss) earnings from unconsolidated joint ventures	(12)	—
Total	$8,445	$3,903	Total	$(2,632)	$509

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2023 and 2022 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Six Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022
	(In thousands)			(In thousands)
Interest rate contracts - assets	$4,767	$12,878	Interest expense	$(4,779)	$1,228
Interest rate contracts - liabilities	224	2,477	Interest expense	(224)	235
Equity investments in unconsolidated joint ventures	138	—	(Loss) earnings from unconsolidated joint ventures	(12)	—
Total	$5,129	$15,355	Total	$(5,015)	$1,463

8. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at June 30, 2023, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2023 (remaining)	$75,648
2024	143,470
2025	123,097
2026	104,399
2027	81,122
Thereafter	209,237
Total	$736,973

We recognized rental income related to variable lease payments of $22.4 million and $23.3 million for the six months ended June 30, 2023 and 2022, respectively.

Substantially all of the assets included as income producing properties, net on the condensed consolidated balance sheets, relate to our portfolio of wholly-owned shopping centers, in which we are the lessor under operating leases with our tenants. As of June 30, 2023, the Company’s wholly-owned portfolio was 93.1% leased.

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

The components of lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	Classification	2023	2022	2023	2022
		(In thousands)
Operating ground lease cost	Non-recoverable operating expense	$291	$291	$581	$581
Operating administrative lease cost	General and administrative expense	147	161	310	326
Finance lease cost	Interest Expense	10	11	20	21

Supplemental balance sheet information related to leases is as follows:

Balance Sheet	Classification	June 30, 2023	December 31, 2022
		(In thousands)
ASSETS
Operating lease assets	Operating lease right-of-use assets	$16,930	$17,269
Finance lease asset	Land	10,095	10,095
Total leased assets		$27,025	$27,364

LIABILITIES
Operating lease liabilities	Operating lease liabilities	$16,796	$17,016
Finance lease liability	Finance lease obligation	763	763
Total lease liabilities		$17,559	$17,779

Weighted Average Remaining Lease Terms
Operating leases		73 years	73 years
Finance lease		9 years	10 years
Weighted Average Incremental Borrowing Rate
Operating leases		6.25%	6.22%
Finance lease		5.23%	5.23%

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$773	$782
Operating cash flows from finance lease	—	—
Financing cash flows from finance lease	—	—

Maturities of lease liabilities as of June 30, 2023 were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Lease
	(In thousands)
2023 (remaining)	$748	$100
2024	1,118	100
2025	1,048	100
2026	1,093	100
2027	1,108	100
Thereafter	92,228	500
Total lease payments	$97,343	$1,000
Less imputed interest	(80,547)	(237)
Total	$16,796	$763

9.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net income	$32	$6,930	$1,319	$12,822
Net income attributable to noncontrolling interest	(1)	(135)	(24)	(251)
Allocation of income to restricted share awards	(149)	(283)	(295)	(367)
(Loss) income attributable to RPT	(118)	6,512	1,000	12,204
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
Net (loss) income available to common shareholders - Basic and Diluted	$(1,793)	$4,837	$(2,350)	$8,854

Weighted average shares outstanding, Basic	85,642	84,163	85,608	84,069
Dilutive effect of securities using the treasury method (1)	—	1,094	—	1,134
Weighted average shares outstanding, Diluted	85,642	85,257	85,608	85,203

(Loss) income per common share, Basic	$(0.02)	$0.06	$(0.03)	$0.11
(Loss) income per common share, Diluted	$(0.02)	$0.06	$(0.03)	$0.10

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

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Outstanding	Convertible	Outstanding	Convertible	Outstanding	Convertible	Outstanding	Convertible
Operating Partnership Units	1,604	1,604	1,683	1,683	1,604	1,604	1,683	1,683
Series D Preferred Shares	1,849	7,017	1,849	7,017	1,849	7,017	1,849	7,017
Restricted Stock Awards	3,422	1,418	—	—	3,422	1,432	—	—
	6,875	10,039	3,532	8,700	6,875	10,053	3,532	8,700

10.  Share-based Compensation Plans

As of June 30, 2023, we have two share-based compensation plans in effect: 1) the Amended and Restated 2019 Omnibus Long-Term Incentive Plan (“2019 LTIP”) and 2) the Inducement Incentive Plan (“Inducement Plan”). The 2019 LTIP is administered by the compensation committee of the Board (the “Compensation Committee”). The 2019 LTIP provides for the award to our trustees, officers, employees and other service providers of restricted shares, restricted share units, options to purchase shares, share appreciation rights, unrestricted shares, and other awards to acquire up to an aggregate of 5.1 million common shares of beneficial interest plus any shares that become available under the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) as a result of the forfeiture, expiration or cancellation of outstanding awards or any award settled in cash in lieu of shares under such plan. As of June 30, 2023, there were 1.1 million shares of beneficial interest available for issuance under the 2019 LTIP. The Inducement Plan was approved by the Board in April 2018 and under such plan the Compensation Committee may grant, subject to any Company performance conditions as specified by the Compensation Committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement to the individual’s entry into employment with the Company. The Inducement Plan allows us to issue up to 6.0 million common shares of beneficial interest, of which 5.0 million remained available for issuance as of June 30, 2023; however, we do not intend to make further awards under the Inducement Plan following adoption of the 2019 LTIP.

As of June 30, 2023, we had 1,009,011 unvested service-based share awards outstanding under the 2019 LTIP. We had no unvested service-based share awards outstanding under the Inducement Plan or 2012 LTIP.  These awards have various expiration dates through May 2026.

During the six months ended June 30, 2023, we granted the following awards:
•377,133 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and
•Performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards to employees vest over three years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year. We recognized expense related to service-based restricted share grants of $1.2 million and $1.1 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and expense of $2.0 million and $2.1 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

The Company has TSR Grants that are either earned (1) subject to a future performance measurement based on a three-year shareholder return peer comparison or (2) subject to a future performance measurement based on the Company’s stock price over a four-year performance period. The Company determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was $1.6 million and $1.4 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $2.8 million and $2.6 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The fair value of each grant for the reported periods is estimated on the date of grant using the Monte Carlo simulation model using the weighted average assumptions noted in the following table:

	Six Months Ended June 30,
	2023	2022
Closing share price	$9.14 - $10.74	$12.71
Expected dividend rate	—%	—%
Expected stock price volatility	39.5% - 46.4%	58.5%
Risk-free interest rate	3.8% - 4.7%	1.4%
Expected life (years)	2.65 - 2.84	2.84

We recognized total share-based compensation expense of $2.8 million and $2.5 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $4.9 million and $4.7 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

As of June 30, 2023, we had $16.2 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity awards.  This expense is expected to be recognized over a weighted-average period of 2.1 years.

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

As of June 30, 2023, we had a federal and state deferred tax asset of $6.9 million and a valuation allowance of $6.9 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded an income tax provision of $0.2 million and $0.1 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The income tax provision for the three months ended June 30, 2023 and June 30, 2022 were negligible.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

12.  Commitments and Contingencies

Construction Costs

In connection with the leasing and targeted remerchandising of various shopping centers as of June 30, 2023, we had entered into agreements for construction costs of approximately $8.0 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. We are not aware of any matters that would have a material effect on our condensed consolidated financial statements.

Development Obligations

As of June 30, 2023, the Company has $1.5 million of development related obligations that require annual payments through December 2032.

The Company is party to a Contribution and Development Agreement, pursuant to which the parties intend to form a joint venture to develop a multi-family property on an undeveloped parcel of land located on the Company’'s Parkway Shops in Jacksonville, Florida. Subject to the fulfillment of certain conditions, including the completion of entitlements, the Company will enter into the joint venture by contributing the land valued at $3.8 million and an additional $0.5 million of cash in exchange for a 50% equity stake in the joint venture.

Guarantee

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $5.6 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental tax revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date and we do not expect to make any payments over the life of the agreement.

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

13. Reorganization

During the six months ended June 30, 2023, the Company recorded one-time employee termination benefits of $1.1 million resulting from a reduction in force in February 2023. There were no employee termination benefits recorded for the three months ended June 30, 2023. The termination benefits were paid out in full as of June 30, 2023, and such charges are reflected in general and administrative expenses in the condensed consolidated statements of operations for the six months then ended.

14.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

Subsequent to June 30, 2023, the Company separately borrowed $12.0 million and made repayments of $6.0 million on its unsecured revolving credit facility.

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

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors which may cause actual results to differ materially from current expectations included, but are not limited to: our success or failure in implementing our business strategy; economic conditions generally (including supply chain disruptions and construction delays) and in the commercial real estate and finance markets, including, without limitation, as a result of disruptions and instability in the banking and financial services industries, continued high inflation rates or further increase in inflation or interest rates, such as the inability to obtain equity, debt or other sources of funding or refinancing on favorable terms to the Company and the costs and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; changes in the interest rate and/or other changes in the interest rate environment; risks associated with bankruptcies or insolvencies or general downturn in the businesses of tenants; impact of any future pandemic, epidemic or outbreak of any other highly infectious disease, on the U.S., regional and global economies and on the Company’s business, financial condition and results of operations and that of its tenants; the potential adverse impact from tenant defaults generally or from the unpredictability of the business plans and financial condition of the Company’s tenants; the execution of deferral or rent concession agreements by tenants; our business prospects and outlook; acquisition, disposition, development and joint venture risks; our insurance costs and coverages; increases in cost of operations; risks related to cybersecurity and loss of confidential information and other business interruptions; changes in governmental regulations, tax rates and similar matters; our continuing to qualify as a REIT; and other factors detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company’s shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company’s retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the NYSE. The common shares of beneficial interest of the Company, par value $0.01 per share, are listed and traded on the NYSE under the ticker symbol “RPT”. As of June 30, 2023, the Company’s property portfolio (the “aggregate portfolio”) consisted of 43 wholly-owned shopping centers, 13 shopping centers owned through its grocery anchored joint venture and 49 retail properties owned through its net lease joint venture which together represent 14.9 million square feet of GLA.  As of June 30, 2023, the Company’s pro-rata share of the aggregate portfolio was 93.2% leased.

Our Strategy

The Company’s differentiated business model, which includes investment in two strategic joint ventures, has positioned the Company to continue to meaningfully transform the portfolio, primarily focusing on major metropolitan U.S. markets in the Northeast and Southeast regions, which are supported by strong demographics, educational attainment, tech/life science/university adjacencies, pro-business environments and job growth. As a result of our continued portfolio refinement, the Company owns a predominantly grocery-anchored portfolio in the top national markets which we believe has enhanced the durability of our cash flows, while giving us the ability to remain opportunistic with value creation opportunities. As of June 30, 2023, the Company derived 96.5% of its multi-tenant retail annualized base rent from the top 40 national markets, such as Boston, Atlanta, Detroit and Nashville, in addition to several markets in Florida, including Tampa, Miami and Jacksonville.
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

Inflation

A significant portion of our operating expenses are sensitive to inflation. Prior to 2021, inflation was low and had a minimal impact on our operating and financial performance. However, inflation significantly increased in 2021 and 2022 and may continue to be elevated in the current year or increase further. Our long-term leases generally contain contractual rent escalations and operating expenses are typically recoverable through our lease arrangements, which allow us to pass through substantially all operating expenses to our tenants, thereby mitigating some of the adverse impact of inflation. As of June 30, 2023, approximately 66% of our existing leases (on a gross leasable area basis) were triple net leases, which allow us to recover operating expenses. Of our remaining leases approximately 31% provide for recoveries of operating expenses at a fixed amount which have annual escalations ranging from 3% to 5%. During inflationary periods, we expect to recover increases in operating expenses from approximately 97% of our existing leases, though, we do have some exposure to increases in certain non-reimbursable property operating expenses, including expenses incurred on vacant units. However, we do not believe that inflation would result in a significant adverse effect on our net operating income, results of operations, and operating cash flows at the property level.

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

In a direct relation to increased inflation in 2021 and 2022, interest rates have steadily increased, which has a direct effect on the interest expense of our borrowings. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings, which as of June 30, 2023, was 3% of our total debt. Therefore, we do not expect that the effect of inflation on our interest expense would have a material adverse impact on our financing costs in the short term, but it could increase our financing costs over time as we refinance our existing long-term borrowings, or incur additional interest related to the issuance of incremental debt.

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

The following table summarizes our aggregate multi-tenant operating portfolio by market as of June 30, 2023:

Market Summary (1)
MSA	Number of Properties	Total GLA	Leased %	Occupied %	ABR/SF	% of ABR
Multi-Tenant Retail
Top 40 MSAs:
Atlanta	4	919,299	98.0%	97.9%	$13.33	6.8%
Austin	1	75,910	92.6%	89.7%	30.42	1.2%
Baltimore	1	252,230	97.0%	94.6%	10.43	1.4%
Boston	6	1,795,065	94.7%	91.5%	17.35	11.9%
Chicago	1	209,271	86.2%	84.8%	9.67	1.0%
Cincinnati	3	1,156,158	92.6%	88.9%	16.85	9.8%
Columbus	2	436,763	91.5%	82.2%	18.25	2.9%
Denver	1	470,272	98.6%	96.0%	20.19	5.1%
Detroit	8	1,790,656	85.3%	83.4%	15.66	12.0%
Indianapolis	1	232,284	91.5%	91.5%	15.97	1.9%
Jacksonville	2	776,164	99.3%	82.4%	18.04	6.5%
Miami	6	1,044,512	81.1%	74.9%	25.66	7.6%
Milwaukee	2	546,306	91.0%	91.0%	13.24	3.7%
Minneapolis	2	445,349	93.5%	91.9%	25.84	6.0%
Nashville	2	699,805	99.7%	99.7%	14.09	5.6%
St. Louis	4	829,020	98.1%	97.3%	15.15	6.1%
Tampa	7	1,086,301	95.3%	92.5%	14.05	7.0%
Top 40 MSA subtotal	53	12,765,365	93.1%	89.8%	$16.59	96.5%
Non Top 40 MSA	3	515,931	93.5%	93.5%	12.82	3.5%
Multi-Tenant Retail Total	56	13,281,296	93.1%	89.9%	$16.42	100.0%
Net Leased Retail - RGMZ	49	1,594,114	96.5%	96.5%	12.50
Total Retail	105	14,875,410	93.2%	90.0%	$16.39

(1) Shown at pro-rata except for number of properties and GLA.

We accomplished the following activity during the six months ended June 30, 2023:

Leasing Activity

Our properties reported the following leasing activity, which is shown at pro-rata except for number of leasing transactions and square feet:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	111	693,239	$17.08	$15.74	$0.08	$0.02
New Leases - Comparable	16	175,636	$17.29	$11.82	$94.25	$7.49
Non-Comparable Transactions (4)	28	164,683	$18.91	N/A	$16.61	$3.90
Total	155	1,033,558	$17.40	N/A	$19.11	$1.93

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

Investing Activity

During the six months ended June 30, 2023, the Company sold one land parcel for gross proceeds of $2.2 million. During the six months ended June 30, 2023, the Company contributed one property to RGMZ that had been created by us upon the subdivision of certain parcels from our existing open-air shopping centers, valued at $3.7 million to RGMZ. Refer to Note 3 of the notes to our condensed consolidated financial statements in this report for additional information related to dispositions.

Financing Activity

Debt

As of June 30, 2023, we had net debt of $898.6 million, reflecting net debt to total market capitalization of 46.9%, as compared to 51.2% at June 30, 2022. See the subsection “Capitalization” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for the Company’s net debt reconciliation. Net debt decreased by $91.2 million compared to June 30, 2022, primarily due to the Company’s net repayments on our revolving credit facility funded by the Company’s consolidated dispositions activities, including the contribution of properties to R2G and RGMZ since the end of the prior period, and proceeds from the issuance of common shares under the Company’s 2022 Equity Distribution Agreement.

Equity

In February 2022, the Company entered into the 2022 Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, the Company’s common shares having an aggregate gross sales price of up to $150.0 million. Sales of the shares of common shares may be made, in the Company’s discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for shares of its common shares with forward sellers and forward purchasers. For the six months ended June 30, 2023, the Company did not issue any common shares under the Current ATM Program. As of June 30, 2023, $133.0 million of common shares remained available for issuance under the Current ATM Program. The sale of such shares issuable pursuant to the Current ATM Program was registered with the SEC pursuant to a prospectus supplement filed in February 2022 and the accompanying base prospectus statement forming part of the Company’s shelf registration statement on Form S-3ASR (No. 333-262871) which was filed with the SEC in February 2022.

Land Available for Development

At June 30, 2023, our three largest development sites were Parkway Shops, Lakeland Park Center and Hartland Towne Square. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

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

Comparison of three months ended June 30, 2023 to June 30, 2022

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the three months ended June 30, 2023 as compared to the same period in 2022:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
	(In thousands)
Total revenue	$51,051	$55,288	$(4,237)	(7.7)%
Real estate taxes	6,993	7,232	(239)	(3.3)%
Recoverable operating expense	7,504	7,080	424	6.0%
Non-recoverable operating expense	2,577	2,344	233	9.9%
Depreciation and amortization	17,069	19,171	(2,102)	(11.0)%
Transaction costs	10	4,362	(4,352)	NM
General and administrative expense	8,980	8,674	306	3.5%
Gain on sale of real estate	603	11,543	(10,940)	NM
(Loss) earnings from unconsolidated joint ventures	(55)	(2,413)	2,358	NM
Interest expense	8,836	8,770	66	0.8%
Preferred share dividends	1,675	1,675	—	—%

NM - Not meaningful

Total revenue for the three months ended June 30, 2023 decreased $4.2 million, or 7.7%, from the same period in 2022. The decrease is primarily due to the following:
•$6.3 million decrease related to properties disposed since the prior period, including those properties that were contributed to R2G and RGMZ; and
•$0.5 million decrease due to higher rental income not probable of collection in the current period; partially offset by
•$1.0 million increase related to management and leasing fees collected from our unconsolidated joint ventures;
•$0.8 million increase in recovery income at existing properties due primarily to higher net recoverable expenses as compared to the prior period, principally attributable to common area maintenance; and
•$0.6 million increase due to properties acquired since the prior period.

Real estate tax expense for the three months ended June 30, 2023 decreased $0.2 million, or (3.3)% from the same period in 2022, primarily due to the impact of properties disposed since the prior period, including those properties that were contributed to R2G. These decreases were partially offset by increases in expense at existing properties.

Recoverable operating expense for the three months ended June 30, 2023 increased $0.4 million, or 6.0% from the same period in 2022, primarily due to higher common area maintenance expenses at our existing properties, as well as increases associated with properties acquired since the prior period. These increases were partially offset by properties disposed since the prior period.

Non-recoverable operating expense for the three months ended June 30, 2023 increased $0.2 million, or 9.9% from the same period in 2022, primarily due to increased property related employee compensation and benefits expense.

Depreciation and amortization expense for the three months ended June 30, 2023 decreased $2.1 million, or (11.0)%, from the same period in 2022.  The decrease is primarily a result of properties disposed since the prior period.

During the three months ended June 30, 2022, we recorded transaction costs of $4.4 million, primarily related to fees paid by the Company associated with the early termination of an existing tenant which did not qualify for capitalization as an initial direct cost in accordance with ASC 842.

General and administrative expense for the three months ended June 30, 2023 increased $0.3 million, or 3.5% from the same period in 2022, primarily as a result of higher stock-based compensation expense in the current period.

The Company had gains on real estate disposals of $0.6 million during the three months ended June 30, 2023, as compared to $11.5 million from the same period in 2022. The current period activity is related to the sale of one land parcel. Refer to Note 3 of the notes to the condensed consolidated financial statements in this report for further detail on dispositions.

Loss from unconsolidated joint ventures for the three months ended June 30, 2023 decreased $2.4 million from the same period in 2022. The decrease is due to higher asset write-offs in the prior period associated with the demolition of a portion of one of our R2G properties in anticipation of near-term redevelopment and construction, as well as, acquisition activity by our unconsolidated joint ventures since the prior period.

Interest expense for the three months ended June 30, 2023 increased $0.1 million, or 0.8%, from the same period in 2022. The Company had a 40 basis point increase in our weighted average interest rate, which was partially offset by a 10.3% decrease in our average outstanding debt. As of June 30, 2023, the Company had $29.0 million outstanding on our revolving credit facility.

Comparison of six months ended June 30, 2023 to June 30, 2022

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the six months ended June 30, 2023 as compared to the same period in 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
	(In thousands)
Total revenue	$103,298	$111,377	$(8,079)	(7.3)%
Real estate taxes	14,143	15,403	(1,260)	(8.2)%
Recoverable operating expense	15,062	14,288	774	5.4%
Non-recoverable operating expense	5,411	4,974	437	8.8%
Depreciation and amortization	34,286	39,382	(5,096)	(12.9)%
Transaction costs	10	4,476	(4,466)	NM
General and administrative expense	18,295	17,022	1,273	7.5%
Gain on sale of real estate	900	15,090	(14,190)	NM
(Loss) earnings from unconsolidated joint ventures	1,440	(1,312)	2,752	NM
Interest expense	17,539	17,082	457	2.7%
Preferred share dividends	3,350	3,350	—	—%

NM - Not meaningful

Total revenue for the six months ended June 30, 2023 decreased $8.1 million, or (7.3)%, from the same period in 2022. The increase is primarily due to the following:
•$12.5 million decrease related to properties disposed since the prior period, including those properties that were contributed to R2G and RGMZ;
•$1.6 million decrease from acceleration of below market leases in the prior period attributable to tenants who vacated prior to the original estimated lease end date;
•$0.6 million decrease due to higher rental income not probable of collection in the current period; and
•$0.3 million decrease in bankruptcy income; partially offset by
•$3.1 million increase due to properties acquired since the prior period;
•$1.8 million increase in recovery income at existing properties due primarily to higher net recoverable expenses as compared to the prior period, principally attributable to common area maintenance;
•$1.6 million increase related to management and leasing fees collected from our unconsolidated joint ventures; and

•$0.3 million increase due to higher minimum rent at our existing centers primarily from occupancy gains and contractual rent increases.

Real estate tax expense for the six months ended June 30, 2023 decreased $1.3 million, or (8.2)% from the same period in 2022, primarily due to the impact of properties disposed since the prior period, including those properties that were contributed to R2G. These decreases were partially offset by increases in expense at existing properties.

Recoverable operating expense for the six months ended June 30, 2023 increased $0.8 million, or 5.4% from the same period in 2022, primarily due to higher common area maintenance expenses at our existing properties, as well as increases associated with properties acquired since the prior period. These increases were partially offset by properties disposed since the prior period.

Non-recoverable operating expense for the six months ended June 30, 2023 increased $0.4 million, or 8.8% from the same period in 2022, primarily due to increased property related employee compensation and benefits expense.

Depreciation and amortization expense for the six months ended June 30, 2023 decreased $5.1 million, or (12.9)%, from the same period in 2022.  The decrease is primarily a result of properties disposed since the prior period and higher asset write-offs in the prior period for tenant lease terminations prior to their original estimated term, partially offset by increased expense associated with properties acquired since the prior period.

During the six months ended June 30, 2022, we recorded transaction costs of $4.5 million, primarily related to fees paid by the Company associated with the early termination of an existing tenant which did not qualify for capitalization as an initial direct cost in accordance with ASC 842.

General and administrative expense for the six months ended June 30, 2023 increased $1.3 million, or 7.5%, from the same period in 2022, primarily as a result of one-time employee termination benefits resulting from the reduction in force in February 2023 and higher stock-based compensation expense. These increases were partially offset by lower wages and payroll related expenses.

The Company had gains on real estate disposals of $0.9 million during the six months ended June 30, 2023, as compared to $15.1 million from the same period in 2022. The current period activity is related to the sale of one land parcel as well as one contribution to RGMZ. Refer to Note 3 of the notes to the condensed consolidated financial statements in this report for further detail on dispositions.

Earnings from unconsolidated joint ventures for the six months ended June 30, 2023 increased $2.8 million from the same period in 2022. The increase is due to higher asset write-offs in the prior period associated with the demolition of a portion of one of our R2G properties in anticipation of near-term redevelopment and construction, as well as, acquisition activity by our unconsolidated joint ventures since the prior period.

Interest expense for the six months ended June 30, 2023 increased $0.5 million, or 2.7%, from the same period in 2022. The Company had a 25 basis point increase in our weighted average interest rate, which was partially offset by a 5.7% decrease in our average outstanding debt. As of June 30, 2023, the Company had $29.0 million outstanding on our revolving credit facility.

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

At June 30, 2023 and 2022, we had $6.1 million and $24.6 million, respectively, in cash and cash equivalents and restricted cash and escrows.  Restricted cash generally consists of funds held in escrow by mortgage lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of June 30, 2023, we had no remaining debt maturing in 2023, and we had $471.0 million of unused capacity under our $500.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. Refer to Note 5 of the notes to the condensed consolidated financial statements for further discussion on our covenants.

We consolidate entities in which we own less than 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of FASB ASC 810. From time to time, we enter into joint venture arrangements from which we believe we can benefit by owning a partial interest in one or more properties. As of June 30, 2023, our investments in unconsolidated joint ventures were approximately $416.4 million representing our ownership interest in three joint ventures. We accounted for these entities under the equity method. Refer to Note 4 of the notes to the condensed consolidated financial statements in this report for further information regarding our equity investments in unconsolidated joint ventures. We are engaged by certain of our joint ventures to provide asset management, property management, construction management, leasing and investing services for such ventures' respective properties. We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received.

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

For the six months ended June 30, 2023, our cash flows were as follows compared to the same period in 2022:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$45,887	$36,839
Net cash used in investing activities	$(10,842)	$(103,927)
Net cash (used in) provided by financing activities	$(34,800)	$77,675

Operating Activities

Net cash provided by operating activities increased $9.0 million in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to the following:
•Lower working capital changes in the current period due to the timing of payments of accounts payable and accrued expenses and collections of accounts receivable as compared to the prior period; and
•An increase of $1.5 million in cash distributions from our unconsolidated joint ventures; partially offset by
•A decrease in operating cash from properties disposed of during 2022, including contribution of properties to R2G and RGMZ.

Investing Activities

Net cash used in investing activities decreased $93.1 million in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to the following:
•A decrease in the acquisition of real estate of $110.2 million; and
•A decrease in the investment in unconsolidated joint ventures of $6.9 million and the acquisition of preferred investments of $4.0 million; partially offset by
•A decrease in the net proceeds from sale of real estate of $24.0 million; and
•An increase in capital expenditures of $4.0 million.

Financing Activities

Net cash used in financing activities was $34.8 million in the six months ended June 30, 2023, compared to net cash provided by financing activities of $77.7 million in the same period in 2022. The change of $112.5 million was primarily due to the following:
•Net repayments on our revolving credit facility of $6.0 million in the current period, compared to net borrowing of $77.0 million in the prior period;
•A decrease in cash distributions from the financing activities of our unconsolidated joint ventures of $27.0 million; and
•An increase of $2.2 million in distributions made to our common shareholders.

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

On April 27, 2023, our Board of Trustees declared a quarterly cash dividend of $0.14 per common share to shareholders of record as of June 20, 2023. Additionally, we declared a quarterly cash dividend of $0.90625 per Series D Cumulative Convertible Perpetual Preferred Share of Beneficial Interest, $0.01 par value per share (“Series D Preferred Shares”) to preferred shareholders of record as of June 20, 2023.

Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT.  Distributions paid by us are generally expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources are used.  Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings.  The Board of Trustees will continue to evaluate the Company’s dividend policy throughout the remainder of 2023 based upon the Company’s financial performance and economic outlook and intends to maintain a quarterly common dividend of at least the amount required to continue qualifying as a REIT for U.S. federal income tax requirements.

In February 2022, the Company entered into the 2022 Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, the Company’s common shares having an aggregate gross sales price of up to $150.0 million. Sales of the shares of common shares may be made, in the Company’s discretion, from time to time, in “at-the-market” offerings as defined in Rule 415 of the Securities Act, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for shares of its common shares with forward sellers and forward purchasers. For the six months ended June 30, 2023, the Company did not enter into any forward sale agreements to sell shares of its common shares. As of June 30, 2023, $133.0 million of shares of common shares remained available for issuance under the Current ATM Program. The sale of such shares issuable under the Current ATM Program was registered with the SEC pursuant to a prospectus supplement filed in February 2022 and the accompanying base prospectus statement forming part of the Company’s shelf registration statement on Form S-3ASR (No. 333-262871) which was filed with the SEC in February 2022.

Debt

At June 30, 2023, we had $853.4 million of debt outstanding consisting of $511.5 million in senior unsecured notes, $310.0 million of unsecured term loan facilities, a $2.9 million fixed rate mortgage loan encumbering one property, and $29.0 million of borrowings on our revolving credit facility.

Our $821.5 million of senior unsecured notes and term loan facilities have interest rates ranging from 2.50% to 4.74% and are due at various maturity dates from June 2025 through November 2031.

Our fixed rate mortgage of $2.9 million has an interest rate of 5.80% and is due at the maturity date of June 1, 2026. The fixed rate mortgage note is secured by a mortgage on property that has an approximate net book value of $16.8 million as of June 30, 2023.

In addition, we have 11 interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt, as well as two forward starting interest rate swap agreements with an aggregate notional amount of $100.0 million.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at June 30, 2023, we had $29.0 million of variable rate debt outstanding.

A redevelopment agreement was entered into between the City of Jacksonville, the Jacksonville Economic Development Commission and the Company, to construct and develop River City Marketplace in 2005. As part of the agreement, the city agreed to finance up to $12.2 million of bonds. Repayment of the bonds is to be made in accordance with a level-payment amortization schedule over 20 years, and repayments are made out of tax revenues generated by the redevelopment. The remaining debt service payments due over the life of the bonds, including principal and interest, are $5.6 million. As part of the redevelopment, the Company executed a guaranty agreement whereby the Company would fund debt service payments if incremental tax revenues were not sufficient to fund repayment. There have been no payments made by the Company under this guaranty agreement to date and we do not expect to make any payments over the life of the agreement.

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

In addition, we intend to pursue growth through the strategic acquisition of attractively priced open-air shopping centers and by remerchandising and redeveloping certain of our existing properties. We may also selectively dispose of properties that have returns and value that have been maximized. The Company believes its anticipated cash flow from operations, cash on hand and borrowing capacity under the current revolving credit facility will be adequate to meet all short-term and long-term commitments. The Company’s ability to leverage its balance sheet through the sale of properties or the issuance of debt provides the flexibility to take advantage of strategic opportunities which may require additional funding.

The Company’s other material cash commitments include debt maturities, interest payment obligations, obligations under non-cancelable operating and financing leases, construction commitments, and development obligations. The following table shows these other material cash commitments as of June 30, 2023:

	Payments due by period
Material Cash Commitments	Total	Less than 1 year (1)	1-3 years	4-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$2,881	$420	$1,810	$651	$—
Payments due at maturity	850,500	—	131,500	334,000	385,000
Total mortgages and notes payable (2)	853,381	420	133,310	334,651	385,000
Interest expense (3)	144,210	16,210	61,594	41,068	25,338
Finance lease (4)	1,000	100	200	200	500
Operating leases	95,436	747	1,974	1,817	90,898
Construction commitments	7,978	7,978	—	—	—
Development obligations (5)	1,752	198	381	361	812
Total contractual obligations	$1,103,757	$25,653	$197,459	$378,097	$502,548

(1)Amounts represent balance of obligation for the remainder of 2023.
(2)Excludes $0.1 million of unamortized mortgage debt premium and $4.8 million in net deferred financing costs.
(3)Variable-rate debt interest is calculated using rates at June 30, 2023.
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

Construction Costs

In connection with the leasing and targeted remerchandising of various shopping centers as of June 30, 2023, we have entered into agreements for construction activities with an aggregate remaining cost of approximately $8.0 million.

Planned Capital Spending

We are focused on enhancing the value of our existing portfolio of shopping centers through successful leasing efforts, including the reconfiguration of anchor-space and small shop lease-up.

For the remainder of 2023, we anticipate spending between $20.0 million and $30.0 million for capital expenditures, of which $8.0 million is reflected in the construction commitments in the material cash commitments table. Our 2023 estimate includes ongoing capital expenditure spending between $13.0 million and $18.0 million and discretionary capital expenditure spending between $7.0 million and $12.0 million. Ongoing capital expenditures relates to leasing costs and building improvements whereas discretionary capital expenditures relate to targeted remerchandising, outlots/expansion, and development/redevelopment. Estimates for future spending will change as new projects are approved.

Capitalization

At June 30, 2023 our total market capitalization was $1.9 billion. The table below reconciles total debt to net debt and sets forth our calculation of our total market capitalization as of June 30, 2023 and 2022:

	June 30,
	2023	2022
	(In thousands)
Notes payable, net	$848,689	$960,877
Add: Unamortized premiums and deferred financing costs	4,692	3,654
Pro-rata share of debt from unconsolidated joint ventures	53,830	52,498
Finance lease obligation	763	821
Cash, cash equivalents and restricted cash	(6,120)	(24,620)
Pro-rata share of unconsolidated entities cash, cash equivalents and restricted cash	(3,250)	(3,424)
Net debt (1)	$898,604	$989,806

Common shares outstanding	85,643	84,165
OP Units outstanding	1,604	1,683
Restricted share awards (treasury method)	1,418	1,094
Total common shares and equivalents	88,665	86,942
Market price per common share (at June 30, 2023 and 2022)	$10.45	$9.83
Equity market capitalization	$926,549	$854,640

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849	1,849
Market price per convertible preferred share (at June 30, 2023 and 2022)	$49.00	$47.75
Convertible perpetual preferred shares (at market)	$90,601	$88,290

Total market capitalization	$1,915,754	$1,932,736

Net debt to total market capitalization	46.9%	51.2%

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

At June 30, 2023, the non-controlling interest in the Operating Partnership was approximately 1.8%.  The operating partnership units (“OP Units”) outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all non-controlling interest OP Units, there would have been approximately 87.2 million shares of beneficial interest outstanding at June 30, 2023, with a market value of approximately $911.7 million.

Non-GAAP Financial Measures

Certain of our key performance indicators are considered non-GAAP financial measures. Management uses these measures along with our GAAP financial statements in order to evaluate our operating results. We believe these additional measures provide users of our financial information additional comparable indicators of our industry, as well as, our performance. However, these measures do not represent alternatives to GAAP measures as indicators of performance and a comparison of the Company’s presentations to similarly titled measures of other REITs may not necessarily be meaningful due to possible differences in definitions and application by such REITs.

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

The following table illustrates the calculations of FFO and Operating FFO:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net income	$32	$6,930	$1,319	$12,822
Net income attributable to noncontrolling partner interest	(1)	(135)	(24)	(251)
Preferred share dividends	(1,675)	(1,675)	(3,350)	(3,350)
Net (loss) income available to common shareholders	(1,644)	5,120	(2,055)	9,221
Adjustments:
Rental property depreciation and amortization expense	16,923	19,018	33,988	39,074
Pro-rata share of real estate depreciation from unconsolidated joint ventures (1)	7,158	7,406	12,193	10,820
Gain on sale of depreciable real estate	—	(11,382)	(297)	(14,836)
FFO available to common shareholders	22,437	20,162	43,829	44,279
Noncontrolling interest in Operating Partnership (2)	1	135	24	251
Preferred share dividends (assuming conversion) (3)	1,675	1,675	3,350	3,350
FFO available to common shareholders and dilutive securities	24,113	21,972	47,203	47,880

Gain on sale of land	(603)	(161)	(603)	(254)
Transaction costs	10	4,362	10	4,476
Severance expense (4)	—	—	1,130	—
Above and below market lease intangible write-offs	—	24	—	(1,600)
Lease incentive write-offs	57	—	57	—
Pro-rata share of above and below market lease intangible write-offs from unconsolidated joint ventures (1)	(80)	(894)	(21)	(984)
Insurance proceeds, net (5)	—	—	—	(136)
Operating FFO available to common shareholders and dilutive securities	$23,497	$25,303	$47,776	$49,382

Weighted average common shares	85,642	84,163	85,608	84,069
Shares issuable upon conversion of OP Units (2)	1,604	1,683	1,604	1,711
Dilutive effect of restricted stock	1,418	1,094	1,432	1,134
Shares issuable upon conversion of preferred shares (3)	7,017	7,017	7,017	7,017
Weighted average equivalent shares outstanding, diluted	95,681	93,957	95,661	93,931

Diluted (loss) earnings per share (6)	$(0.02)	$0.06	$(0.03)	$0.10
Per share adjustments for FFO available to common shareholders and dilutive securities	0.27	0.17	0.52	0.41
FFO available to common shareholders and dilutive securities per share, diluted	$0.25	$0.23	$0.49	$0.51

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	—	0.04	0.01	0.02
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.25	$0.27	$0.50	$0.53

(1)Amounts noted are included in (Loss) earnings from unconsolidated joint ventures.
(2)The total noncontrolling interest reflects OP Units convertible on a one-for-one basis into common shares.
(3)Series D Preferred Shares are paid annual dividends of $6.7 million and are currently convertible into approximately 7.0 million shares of common shares. They are dilutive only when earnings or FFO exceed approximately $0.24 per diluted share per quarter and $0.96 per diluted share per year. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D Preferred Shares on FFO and earnings per share in future periods.
(4)For the six months ended June 30, 2023, severance expense is comprised of one-time employee termination benefits resulting from the reduction in force during February 2023. Amounts noted are included in General and administrative expense.
(5)Amounts noted are included in Other income, net.
(6)The denominator to calculate diluted earnings per share includes weighted average common shares only for the three and six months ended June 30, 2023 and includes weighted average common shares and restricted stock for the three and six months ended June 30, 2022.

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

NOI, Same Property NOI and NOI from Other Investments are supplemental non-GAAP financial measures of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable multi-tenant operating properties for the reporting period. Same Property NOI for the three and six months ended June 30, 2023 and 2022 represents NOI from the Company’s same property portfolio consisting of 39 consolidated operating properties and our 51.5% pro-rata share of 11 properties owned by R2G. Given the relative immateriality of our pro-rata share of RGMZ in all periods presented, we have excluded it from Same Property NOI. All properties included in Same Property NOI were either acquired or placed in service and stabilized prior to January 1, 2022. We present Same Property NOI primarily to show the percentage change in our NOI from period to period across a consistent pool of properties. Same Property NOI excludes properties under redevelopment or where activities have started in preparation for redevelopment. A property is designated as a redevelopment when planned improvements significantly impact the property. NOI from Other Investments for the three and six months ended June 30, 2023 and 2022 represents pro-rata NOI primarily from (i) properties disposed of and acquired during 2022, (ii) Hunter’s Square, Marketplace of Delray and The Crossroads (R2G) where the Company has begun activities in anticipation of future redevelopment, (iii) properties held for sale as of June 30, 2023, (iv) certain property related employee compensation, benefits, and travel expense and (v) noncomparable operating income and expense adjustments.

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

The following is a summary of our properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
Property Designation	2023	2022	2023	2022
Wholly-owned and R2G retail properties:
Same-property	50	50	50	50
Acquisitions (1)	3	2	3	2
Held for sale (2)	1	1	1	1
Redevelopment (3)	3	3	3	3
Total wholly-owned and R2G properties:	57	56	57	56

(1)Includes the following wholly-owned properties for the three and six months ended June 30, 2023 and 2022: The Crossings and Brookline. Also includes Mary Brickell Village owned by R2G.
(2)Includes the following wholly-owned property for the three and six months ended June 30, 2023 and 2022: Holcomb Center
(3)Includes the following wholly-owned properties for the three and six months ended June 30, 2023 and 2022: Hunter’s Square and Marketplace of Delray. Also includes The Crossroads owned by R2G. The entire property indicated for each period is completely excluded from Same Property NOI.

The following is a reconciliation of our net (loss) income available to common shareholders to Same Property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net (loss) income available to common shareholders	$(1,644)	$5,120	$(2,055)	$9,221
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,675	1,675	3,350	3,350
Net income attributable to noncontrolling partner interest	1	135	24	251
Income tax provision	49	36	230	71
Interest expense	8,836	8,770	17,539	17,082
Loss (earnings) from unconsolidated joint ventures	55	2,413	(1,440)	1,312
Gain on sale of real estate	(603)	(11,543)	(900)	(15,090)
Other income, net	(451)	(181)	(657)	(365)
Management and other fee income	(1,883)	(876)	(3,186)	(1,617)
Depreciation and amortization	17,069	19,171	34,286	39,382
Transaction costs	10	4,362	10	4,476
General and administrative expenses	8,980	8,674	18,295	17,022
Pro-rata share of NOI from R2G Venture LLC (1)	7,108	4,484	14,017	9,043
Pro-rata share of NOI from RGMZ Venture REIT LLC (2)	302	258	609	481
Lease termination fees	(14)	—	(61)	(154)
Amortization of lease inducements	221	215	437	428
Amortization of acquired above and below market lease intangibles, net	(436)	(596)	(864)	(2,859)
Straight-line ground rent expense	76	76	153	153
Straight-line rental income	20	(526)	(112)	(789)
NOI	39,371	41,667	79,675	81,398
NOI from Other Investments	(2,812)	(5,243)	(5,891)	(9,172)
Pro-rata share of NOI from RGMZ Venture REIT LLC (2)	(302)	(258)	(609)	(481)
Same Property NOI	$36,257	$36,166	$73,175	$71,745

Period-end Occupancy	91.6%	91.5%	91.6%	91.5%

(1)Represents 51.5% of the NOI from the properties owned by R2G for all periods presented.
(2)Represents 6.4% of the NOI from the properties owned by RGMZ for all periods presented.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our variable rate debt, interest rates and interest rate swap agreements in effect at June 30, 2023, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.3 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $18.3 million at June 30, 2023.

We had derivative instruments outstanding with an aggregate notional amount of $310.0 million as of June 30, 2023. The agreements provided for swapping one-month SOFR to fixed interest rates ranging from 1.17% to 3.36% and had expirations ranging from 2024 to 2028.  The following table sets forth information as of June 30, 2023 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2023 (remaining)	2024	2025	2026	2027	Thereafter	Total	Fair Value
	(In thousands)
Fixed-rate debt	$420	$879	$132,431	$125,651	$180,000	$385,000	$824,381	$764,317
Average interest rate	5.8%	5.8%	4.2%	3.8%	2.9%	3.8%	3.7%	6.5%
Variable-rate debt	$—	$—	$—	$29,000	$—	$—	$29,000	$29,235
Average interest rate	—%	—%	—%	6.3%	—%	—%	6.3%	5.4%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at June 30, 2023 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of June 30, 2023 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in certain litigation arising in the ordinary course of business. We do not believe that any of this litigation will have a material effect on our condensed consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three and six months ended June 30, 2023 compared to those risk factors presented in Part I, “Item IA. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common share repurchases during the quarterly period ended June 30, 2023 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	276	$9.41	—	—
May 1, 2023 to May 31, 2023	—	—	—	—
June 1, 2023 to June 30, 2023	1,445	9.25	—	—
Total	1,721	$9.28	—	—

During the quarterly period ended June 30, 2023, we withheld 1,721 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted share awards. The value of the common shares withheld was based on the closing price of our common shares on the applicable vesting date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

RPT REALTY

Dated: August 3, 2023	By: /s/ BRIAN L. HARPER Brian L. Harper President and Chief Executive Officer (Principal Executive Officer)

Dated: August 3, 2023	By: /s/ MICHAEL P. FITZMAURICE Michael P. Fitzmaurice Chief Financial Officer (Principal Financial Officer)

Dated: August 3, 2023	By: /s/ RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)