Form 10-Q
period 2023-09-30
RPT Realty
filed 2023-11-02
CIK 842183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2023

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
Yes   ☐                       No  ☒

Number of common shares of beneficial interest ($0.01 par value) of the registrant outstanding as of October 28, 2023: 86,763,520

PART 1 – FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

RPT REALTY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Income producing properties, at cost:
Land	$301,404	$302,062
Buildings and improvements	1,376,161	1,373,893
Less accumulated depreciation and amortization	(409,263)	(386,036)
Income producing properties, net	1,268,302	1,289,919
Construction in progress and land available for development	37,778	37,772
Real estate held for sale	4,800	3,115
Net real estate	1,310,880	1,330,806
Equity investments in unconsolidated joint ventures	414,404	423,089
Cash and cash equivalents	4,155	5,414
Restricted cash and escrows	412	461
Accounts receivable (net of allowance for doubtful accounts of $3,218 and $8,493 as of September 30, 2023 and December 31, 2022, respectively)	18,377	19,914
Acquired lease intangibles, net	32,496	40,043
Operating lease right-of-use assets	16,759	17,269
Other assets, net	111,694	109,443
TOTAL ASSETS	$1,909,177	$1,946,439

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable, net	$847,732	$854,596
Finance lease obligation	763	763
Accounts payable and accrued expenses	54,094	41,985
Distributions payable	15,803	14,336
Acquired lease intangibles, net	27,484	33,157
Operating lease liabilities	16,684	17,016
Other liabilities	6,361	5,933
TOTAL LIABILITIES	968,921	967,786

Commitments and Contingencies

RPT Realty (“RPT”) Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par, 2,000 shares authorized: 7.25% Series D Cumulative Convertible Perpetual Preferred Shares, (stated at liquidation preference $50 per share), 1,849 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	92,427	92,427
Common shares of beneficial interest, $0.01 par, 240,000 shares authorized, 85,712 and 85,525 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	857	855
Additional paid-in capital	1,261,478	1,255,087
Accumulated distributions in excess of net income	(456,006)	(409,290)
Accumulated other comprehensive income	24,074	21,434
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO RPT	922,830	960,513
Noncontrolling interest	17,426	18,140
TOTAL SHAREHOLDERS’ EQUITY	940,256	978,653

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,909,177	$1,946,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE
Rental income	$52,413	$52,487	$150,724	$160,032
Other property income	889	1,012	2,690	3,227
Management and other fee income	1,586	1,231	4,772	2,848
TOTAL REVENUE	54,888	54,730	158,186	166,107

EXPENSES
Real estate taxes	6,734	7,329	20,877	22,731
Recoverable operating expense	6,913	6,832	21,975	21,119
Non-recoverable operating expense	2,972	2,817	8,383	7,792
Depreciation and amortization	19,961	18,442	54,247	57,825
Transaction costs	3	405	13	4,881
General and administrative expense	9,673	9,372	27,968	26,394
TOTAL EXPENSES	46,256	45,197	133,463	140,742

Gain on sale of real estate	—	11,144	900	26,234

OPERATING INCOME	8,632	20,677	25,623	51,599

OTHER INCOME AND EXPENSES
Other (expense) income, net	(8,049)	530	(7,392)	895
Earnings from unconsolidated joint ventures	1,948	1,779	3,388	467
Interest expense	(8,803)	(9,568)	(26,342)	(26,650)
Loss on extinguishment of debt	—	(121)	—	(121)
(LOSS) INCOME BEFORE TAX	(6,272)	13,297	(4,723)	26,190
Income tax provision	(24)	(71)	(254)	(142)
NET (LOSS) INCOME	(6,296)	13,226	(4,977)	26,048
Net loss (income) attributable to noncontrolling partner interest	114	(251)	90	(502)
NET (LOSS) INCOME ATTRIBUTABLE TO RPT	(6,182)	12,975	(4,887)	25,546
Preferred share dividends	(1,676)	(1,676)	(5,026)	(5,026)
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(7,858)	$11,299	$(9,913)	$20,520

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.09)	$0.13	$(0.12)	$0.24
Diluted	$(0.09)	$0.13	$(0.12)	$0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	85,704	84,259	85,640	84,133
Diluted	85,704	84,855	85,640	84,861

Cash Dividend Declared per Common Share	$0.14	$0.13	$0.42	$0.39

OTHER COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(6,296)	$13,226	$(4,977)	$26,048
Other comprehensive gain:
Gain on interest rate swaps, net	2,575	7,501	2,689	24,319
Comprehensive (loss) income	(3,721)	20,727	(2,288)	50,367
Comprehensive loss-(income) attributable to noncontrolling interest	67	(388)	41	(970)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RPT	$(3,654)	$20,339	$(2,247)	$49,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months Ended September 30, 2023 and September 30, 2022
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2023	$92,427	$856	$1,258,674	$(435,882)	$21,546	$17,717	$955,338
Share-based compensation, net of shares withheld for employee taxes	—	1	2,804	—	—	—	2,805
Dividends declared to common shareholders	—	—	—	(11,998)	—	—	(11,998)
Dividends declared to preferred shareholders	—	—	—	(1,676)	—	—	(1,676)
Distributions declared to noncontrolling interests	—	—	—	—	—	(224)	(224)
Dividends declared to deferred shares	—	—	—	(268)	—	—	(268)
Other comprehensive income adjustment	—	—	—	—	2,528	47	2,575
Net loss	—	—	—	(6,182)	—	(114)	(6,296)
Balance, September 30, 2023	$92,427	$857	$1,261,478	$(456,006)	$24,074	$17,426	$940,256

Balance, June 30, 2022	$92,427	$842	$1,232,466	$(454,740)	$13,852	$17,895	$902,742
Issuance of common shares, net of issuance costs	—	—	(46)	—	—	—	(46)
Redemption of Operating Partnership Unit holders	—	—	781	—	—	(781)	—
Share-based compensation, net of shares withheld for employee taxes	—	1	2,426	—	—	—	2,427
Dividends declared to common shareholders	—	—	—	(10,953)	—	—	(10,953)
Dividends declared to preferred shareholders	—	—	—	(1,676)	—	—	(1,676)
Distributions declared to noncontrolling interests	—	—	—	—	—	(209)	(209)
Dividends declared to deferred shares	—	—	—	(382)	—	—	(382)
Other comprehensive income adjustment	—	—	—	—	7,364	137	7,501
Net income	—	—	—	12,975	—	251	13,226
Balance, September 30, 2022	$92,427	$843	$1,235,627	$(454,776)	$21,216	$17,293	$912,630

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2023 and September 30, 2022
(In thousands)
(Unaudited)

	Shareholders' Equity of RPT Realty
	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2022	$92,427	$855	$1,255,087	$(409,290)	$21,434	$18,140	$978,653
Share-based compensation, net of shares withheld for employee taxes	—	2	6,391	—	—	—	6,393
Dividends declared to common shareholders	—	—	—	(35,956)	—	—	(35,956)
Dividends declared to preferred shareholders	—	—	—	(5,026)	—	—	(5,026)
Distributions declared to noncontrolling interests	—	—	—	—	—	(673)	(673)
Dividends declared to deferred shares	—	—	—	(847)	—	—	(847)
Other comprehensive income adjustment	—	—	—	—	2,640	49	2,689
Net loss	—	—	—	(4,887)	—	(90)	(4,977)
Balance, September 30, 2023	$92,427	$857	$1,261,478	$(456,006)	$24,074	$17,426	$940,256

Balance, December 31, 2021	$92,427	$839	$1,227,791	$(441,478)	$(2,635)	$18,510	$895,454
Issuance of common shares, net of issuance costs	—	1	524	—	—	—	525
Redemption of Operating Partnership Unit holders	—	1	1,539	—	—	(1,540)	—
Share-based compensation, net of shares withheld for employee taxes	—	2	5,773	—	—	—	5,775
Dividends declared to common shareholders	—	—	—	(32,836)	—	—	(32,836)
Dividends declared to preferred shareholders	—	—	—	(5,026)	—	—	(5,026)
Distributions declared to noncontrolling interests	—	—	—	—	—	(647)	(647)
Dividends declared to deferred shares	—	—	—	(982)	—	—	(982)
Other comprehensive income adjustment	—	—	—	—	23,851	468	24,319
Net income	—	—	—	25,546	—	502	26,048
Balance, September 30, 2022	$92,427	$843	$1,235,627	$(454,776)	$21,216	$17,293	$912,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(4,977)	$26,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,247	57,825
Amortization of deferred financing fees	1,559	1,089
Income tax provision	254	142
Earnings from unconsolidated joint ventures	(3,388)	(467)
Distributions received from operations of unconsolidated joint ventures	12,317	13,469
Loss on extinguishment of debt	—	121
Gain on sale of real estate	(900)	(26,234)
Amortization of acquired above and below market lease intangibles, net	(4,843)	(3,768)
Amortization of premium on mortgages, net	(28)	(56)
Service-based restricted share expense	3,232	3,117
Long-term incentive compensation expense	4,492	4,050
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable, net	1,535	(812)
Other assets, net	(1,899)	(1,116)
Accounts payable, accrued expenses and other liabilities	10,304	7,917
Net cash provided by operating activities	71,905	81,325

INVESTING ACTIVITIES
Acquisition of real estate	—	(110,245)
Development and capital improvements	(29,755)	(21,156)
Net proceeds from sales of real estate	5,684	112,705
Investment in equity interests in unconsolidated joint ventures	(89)	(113,818)
Acquisitions of preferred investments	(207)	(4,822)
Redemption of preferred investments	1,137	3,864
Net cash used in investing activities	(23,230)	(133,472)

FINANCING ACTIVITIES
Repayment of mortgages and notes payable	(617)	(1,005)
Proceeds from revolving credit facility	56,000	240,958
Repayments on revolving credit facility	(63,000)	(175,958)
Payment of deferred financing costs	—	(6,353)
Distributions received from financing activities of unconsolidated joint ventures	—	27,661
Proceeds from issuance of common shares, net of issuance costs	—	525
Payment of employee taxes upon vesting of awards	(1,331)	(1,392)
Dividends paid to preferred shareholders	(5,026)	(5,026)
Dividends paid to common shareholders	(35,351)	(32,086)
Distributions paid to operating partnership unit holders	(658)	(648)
Net cash (used in) provided by financing activities	(49,983)	46,676

Net change in cash, cash equivalents and restricted cash and escrows	(1,308)	(5,471)
Cash, cash equivalents and restricted cash and escrows at beginning of period	5,875	14,033
Cash, cash equivalents and restricted cash and escrows at end of period	$4,567	$8,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Redemption of Operating Partnership Unit holders	$—	$1,540

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $191 and $45 in 2023 and 2022, respectively)	$21,857	$22,331

	As of September 30,
Reconciliation of cash, cash equivalents and restricted cash and escrows	2023	2022
Cash and cash equivalents	$4,155	$7,611
Restricted cash and escrows	412	951
	$4,567	$8,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

RPT REALTY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Basis of Presentations

Organization

RPT Realty, together with our subsidiaries (the “Company” or “RPT”), is a real estate investment trust (“REIT”) engaged in the business of owning and operating a national portfolio of open-air shopping destinations principally located in the top U.S. markets. The Company’s shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company’s retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the New York Stock Exchange (“NYSE”). The common shares of beneficial interest of the Company, par value $0.01 per share (the “common share”), are listed and traded on the NYSE under the ticker symbol “RPT”. As of September 30, 2023, the Company’s property portfolio (the “aggregate portfolio”) consisted of 43 wholly-owned shopping centers, 13 shopping centers owned through its grocery anchored joint venture and 49 retail properties owned through its net lease joint venture which together represent 14.9 million square feet of gross leasable area (“GLA”).  As of September 30, 2023, the Company’s pro-rata share of the aggregate portfolio was 93.5% leased.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and our majority owned subsidiary, RPT Realty, L.P., a Delaware limited partnership (the “Operating Partnership”, “RPT OP, or “OP” which was 98.2% owned by the Company at both September 30, 2023 and December 31, 2022), and all wholly-owned subsidiaries, including entities in which we have a controlling financial interest or have been determined to be the primary beneficiary of a variable interest entity (“VIE”). The presentation of condensed consolidated financial statements does not itself imply that assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any other consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity. Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings (loss) of these joint ventures is included in consolidated net income (loss). All intercompany transactions and balances are eliminated in consolidation.

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

Proposed Merger

On August 28, 2023, RPT and RPT OP, together and with RPT, (the “RPT Parties”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kimco Realty Corporation, a Maryland corporation (“Kimco”), Kimco Realty OP, LLC, a Delaware limited liability company and a wholly owned subsidiary of Kimco (“Kimco OP”), Tarpon Acquisition Sub, LLC, a Delaware limited liability company and direct wholly owned subsidiary of Kimco (“Merger Sub”), Tarpon OP Acquisition Sub, LLC, a Delware limited liability company and direct wholly owned subsidiary of Kimco OP (“OP Merger Sub” and, together with Kimco, Kimco OP and Merger Sub, the “Kimco Parties”).

The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, (i) RPT will be merged with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Company Merger”), (ii) immediately following the Company Merger, Kimco will contribute to Kimco OP all of the membership interests of Merger Sub and (iii) immediately prior to the Company Merger, OP Merger Sub will be merged with and into RPT OP, with RPT OP continuing as the surviving entity and as a subsidiary of Kimco OP (the “Partnership Merger” and, together with the Company Merger, the “Mergers”).

At the effective time of the Company Merger (the “Company Merger Effective Time”), (i) each common share of beneficial interest, par value $0.01 per share, of RPT (other than certain shares as set forth in the Merger Agreement) issued and outstanding immediately prior to the Company Merger Effective Time will be cancelled and automatically converted into the right to receive 0.6049 shares (the “Exchange Ratio”) of common stock, par value $0.01, of Kimco, without interest, together with cash in lieu of fractional shares of common stock and (ii) each share of 7.25% Series D Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest, par value 0.01 per share, of RPT (other than certain shares as set forth in the Merger Agreement) issued and outstanding immediately prior to the Company Merger Effective Time will be cancelled and automatically converted into the right to receive one one-thousandth of a share of a newly created series of preferred stock, par value 0.01 per share, of Kimco (or depository shares in respect thereof) having the rights, preferences and privileges substantially as set forth in the Merger Agreement, in each case, without interest, and subject to any withholding required under applicable law, upon the terms and subject to the conditions set forth in the Merger Agreement.

At the effective time of the Partnership Merger (the “Partnership Merger Effective Time”), (i) the general partner interests in RPT OP and each limited partnership interest of RPT OP (“RPT OP Units”), in each case, that are held by RPT as of immediately prior to the Partnership Merger Effective Time will remain outstanding at and following the Partnership Merger Effective Time, (ii) each Series D Preferred Unit, as defined in the RPT OP partnership agreement, held by RPT as of immediately prior to the Partnership Merger Effective Time will be cancelled and will cease to exist, and no consideration will be delivered in exchange therefor and (iii) each RPT OP Unit (other than any RPT OP Units held by RPT) that is issued and outstanding immediately prior to the Partnership Merger Effective Time will automatically be converted into new validly issued common limited partnership interests in Kimco OP in an amount equal to the Exchange Ratio and each holder of such new common limited partnership interests in Kimco OP will be admitted as a limited partner of Kimco OP in accordance with the terms of Kimco OP’s partnership agreement.

The Merger Agreement provides that, during the period from the date of the Merger Agreement until the Company Merger Effective Time, RPT will be subject to certain restrictions on its ability to engage with third parties regarding alternative acquisition proposals and on the conduct of our business.

RPT’s board of trustees and Kimco’s board of directors have each unanimously approved the Merger Agreement and RPT’s board of trustees has unanimously resolved to recommend that the RPT shareholders approve the Company Merger. The closing of the Mergers is expected to occur in early 2024, subject to the approval of RPT shareholders and the satisfaction or waiver of other customary closing conditions, as specified in the Merger Agreement. There can be no assurance that the Mergers will be completed on the terms or timeline currently contemplated or at all.

For both the three and nine months ended September 30, 2023, we have recorded costs of $8.2 million related to financial, legal and tax advisor costs associated with the Mergers, included in Other (expense) income, net.

Equity Distribution Agreements

In February 2022, the Company entered into an Equity Distribution Agreement (“2022 Equity Distribution Agreement”) pursuant to which the Company may offer and sell, from time to time, the Company’s common shares having an aggregate gross sales price of up to $150.0 million (the “Current ATM Program”). Under the Current ATM Program, sales of the shares of common shares may be made, in the Company’s discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for its common shares with forward sellers and forward purchasers. For the nine months ended September 30, 2023, the Company did not enter into any forward sale agreements or issue any common shares under the Current ATM Program. As of September 30, 2023, $133.0 million of common shares remained available for issuance under the Current ATM Program, subject to applicable restrictions set forth in the Merger Agreement. In connection with the Merger Agreement, the Company suspended the Current ATM Program.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB updated the Accounting Standards Codification (“ASC”) with ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). In addition, the FASB subsequently issued ASU 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”) which further clarifies the optional expedients available, and issued ASU 2022-06 “Reference Rate Reform (Topic 848)” which extends the expiration date of the guidance in ASU 2020-04. ASU 2020-04, ASU 2021-01 and ASU 2022-06 provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2024. The Company had elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company’s only remaining LIBOR-indexed interest rate swap agreement expired in March 2023, and as of September 30, 2023, we have no LIBOR-indexed contracts.

Recent Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05 “Business Combinations-Joint Venture Formations (Subtopic 805-60)” (“ASU 2023-05”). ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. To reduce diversity in practice and provide decision-useful information to a joint venture’s investors, ASU 2023-05 will require that a joint venture apply a new basis of accounting upon formation at fair value. ASU 2023-05 does not amend the definition of a joint venture (or a corporate joint venture), the accounting by an equity method investor for its investment in a joint venture, or the accounting by a joint venture for contributions received after its formation. This standard is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. The adoption of ASU 2023-05 is not expected to have a material impact on our condensed consolidated financial statements.

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

For the nine months ended September 30, 2023 and 2022, we recorded no impairment provision. In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the third quarter of 2023, events and circumstances indicated that certain shopping centers might be impaired. However, the Company’s estimates of undiscounted cash flows indicated that such carrying amounts were expected to be recovered and, therefore, no impairment loses were recorded. Nonetheless, it is reasonably possible that the estimates of undiscounted cash flows may change in the near term resulting in the need to write down these assets to fair value.

Construction in progress represents existing development, redevelopment and tenant build-out projects.  When projects are substantially complete and ready for their intended use, balances are transferred to land or building and improvements as appropriate. Construction in progress was $16.0 million and $14.6 million at September 30, 2023 and December 31, 2022, respectively. The increase in construction in progress from December 31, 2022 to September 30, 2023 was due primarily to capital expenditures for ongoing projects, partially offset by the completion of tenant build-outs.

Land available for development includes real estate projects where vertical construction has yet to commence, but which have been identified by us and are available for future development when market conditions dictate the demand for a new shopping center or outparcel pad. The viability of all projects under construction or development, including those owned by our unconsolidated joint ventures, is regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use.  Land available for development was $21.7 million and $23.2 million at September 30, 2023 and December 31, 2022, respectively.

Pursuant to the criteria established under ASC Topic 360 we classify properties as held for sale when the following criteria are met (i) management, having the authority to approve the action, commits to a plan to sell a property (or group of properties), (ii) the property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such properties, (iii) an active program to locate a buyer and other actions required to complete the plan to sell the property have been initiated, (iv) the sale of the property is probable and transfer of the asset is expected to be completed within one year, (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. As of September 30, 2023, we had one income producing property classified as held for sale with a net book value of $4.8 million included in Net real estate. As of December 31, 2022, we had real estate assets classified as held for sale with a net book value of $3.1 million included in Net real estate, which were subsequently sold during February 2023.

3.  Property Acquisitions and Dispositions

Acquisitions

There were no acquisitions during the nine months ended September 30, 2023.

Dispositions

The following table provides a summary of our disposition activity for the nine months ended September 30, 2023:

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

4.  Equity Investments in Unconsolidated Joint Ventures

As of September 30, 2023 and December 31, 2022, we had two joint ventures: 1) R2G Venture LLC (“R2G”) and 2) RGMZ whereby we own 51.5% and 6.4%, respectively, of the equity in each joint venture. As of September 30, 2023, R2G owned 13 income producing shopping centers and RGMZ owned 49 net lease retail properties. We and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  We cannot make significant decisions regarding the applicable joint venture without partner approval.  Accordingly, we account for our interest in the joint ventures using the equity method of accounting.

The combined condensed financial information for our unconsolidated joint ventures is summarized as follows:

Balance Sheets	September 30, 2023			December 31, 2022
	(In thousands)
ASSETS	R2G	RGMZ	Total	R2G	RGMZ	Total
Investment in real estate, net	$816,659	$215,689	$1,032,348	$822,707	$215,059	$1,037,766
Other assets	96,444	78,771	175,215	102,355	80,094	182,449
Total Assets	$913,103	$294,460	$1,207,563	$925,062	$295,153	$1,220,215
LIABILITIES AND OWNERS’ EQUITY
Notes payable	$80,149	$187,484	$267,633	$80,053	$185,227	$265,280
Other liabilities	47,021	7,312	54,333	43,054	6,172	49,226
Owners’ equity	785,933	99,664	885,597	801,955	103,754	905,709
Total Liabilities and Owners’ Equity	$913,103	$294,460	$1,207,563	$925,062	$295,153	$1,220,215

RPT’s equity investments in unconsolidated joint ventures	$408,063	$6,341	$414,404	$416,487	$6,602	$423,089

	Three Months Ended September 30,
Statements of Operations	2023			2022
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Total
Total revenue	$21,072	$5,423	$26,495	$17,270	$5,512	$22,782
Total expenses	16,401	3,362	19,763	13,006	3,684	16,690
Operating income	4,671	2,061	6,732	4,264	1,828	6,092
Interest expense	(620)	(3,690)	(4,310)	(620)	(2,669)	(3,289)
Loss on extinguishment of debt	—	—	—	—	(318)	(318)
Income tax benefit (expense)	—	(63)	(63)	—	(29)	(29)
Net income (loss)	$4,051	$(1,692)	$2,359	$3,644	$(1,188)	$2,456
Preferred member dividends	56	8	64	41	11	52
Net income (loss) available to common members	$3,995	$(1,700)	$2,295	$3,603	$(1,199)	$2,404

Other Comprehensive Income
Net income (loss)	$4,051	$(1,692)	$2,359	$3,644	$(1,188)	$2,456
Gain on interest rate swaps, net	—	460	460	—	—	—
Comprehensive income (loss)	$4,051	$(1,232)	$2,819	$3,644	$(1,188)	$2,456

RPT’s share of earnings (loss) from unconsolidated joint ventures	$2,056	$(108)	$1,948	$1,856	$(77)	$1,779

	Nine Months Ended September 30,
Statements of Operations	2023			2022
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Total
Total revenue	$63,647	$17,048	$80,695	$45,726	$14,515	$60,241
Operating expenses	54,498	10,650	65,148	42,844	9,683	52,527
Operating income	9,149	6,398	15,547	2,882	4,832	7,714
Interest expense	(1,860)	(10,913)	(12,773)	(1,678)	(5,915)	(7,593)
Loss on extinguishment of debt	—	—	—	—	(318)	(318)
Income tax benefit (expense)	—	113	113	—	(35)	(35)
Net income (loss)	$7,289	$(4,402)	$2,887	$1,204	$(1,436)	$(232)
Preferred member dividends	161	23	184	115	34	149
Net income (loss) available to common members	$7,128	$(4,425)	$2,703	$1,089	$(1,470)	$(381)

Other Comprehensive Income
Net income (loss)	$7,289	$(4,402)	$2,887	$1,204	$(1,436)	$(232)
Gain on interest rate swaps, net	—	2,429	2,429	—	—	—
Comprehensive income (loss)	$7,289	$(1,973)	$5,316	$1,204	$(1,436)	$(232)

RPT’s share of earnings (loss) from unconsolidated joint ventures	$3,670	$(282)	$3,388	$561	$(94)	$467

Acquisitions

R2G had no acquisitions during the nine months ended September 30, 2023.

The following table provides a summary of RGMZ’s acquisitions during the nine months ended September 30, 2023:

				Gross
Property Name	Location	GLA	Date Acquired	Contract Price (1)	Purchase Price	Debt Issued
		(In thousands)		(In thousands)
RPT Realty - 1 Income Producing Property	Lakeland, FL	20	2/22/23	$3,687	$3,856	$(2,397)
Total RGMZ acquisitions		20		$3,687	$3,856	$(2,397)

(1)Contract price does not include purchase price adjustments made at closing and capitalized closing costs.

The total aggregate fair value of the RGMZ acquisitions was allocated and is reflected in the following table in accordance with accounting guidance for asset acquisitions. At the time of RGMZ acquisitions, these assets and liabilities were considered Level 3 fair value measurements:

As of Acquisition Date
(In thousands)
Land	$903
Buildings and improvements	2,673
Lease origination costs	303
Below market leases	(23)
Net assets acquired	$3,856

Dispositions

There was no disposition activity during the nine months ended September 30, 2023 by any of our unconsolidated joint ventures.

Debt

The following table summarizes R2G’s fixed rate mortgages:

		September 30, 2023		December 31, 2022
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(In thousands)		(In thousands)
Village Shoppes of Canton	3/1/2029	$22,050	2.81%	$22,050	2.81%
East Lake Woodlands	12/1/2031	12,750	2.94%	12,750	2.94%
South Pasadena	12/1/2031	16,330	2.94%	16,330	2.94%
Bedford Marketplace	3/1/2032	29,975	2.93%	29,975	2.93%
		$81,105	2.90%	$81,105	2.90%
Unamortized deferred financing costs		(956)		(1,052)
		$80,149		$80,053

RGMZ has a $350.0 million secured credit facility that includes an accordion feature allowing it to increase future potential commitments up to a total capacity of $600.0 million. As of September 30, 2023, RGMZ had $168.5 million outstanding under its secured credit facility, an increase of $2.4 million from December 31, 2022, as a result of borrowings in 2023. As of September 30, 2023, RGMZ had one interest rate swap agreement in effect for a notional amount of $80.0 million which swapped a portion of the outstanding borrowing to a fixed rate of 3.62%, plus a 0.10% SOFR index adjustment, and a credit spread of 2.25%. Including the effect of this interest rate swap, the weighted average interest rate of RGMZ’s secured credit facility at September 30, 2023 was 6.73%. In addition, RGMZ has a fixed rate mortgage secured by certain single-tenant properties which had an aggregate principal amount of $20.4 million and $20.7 million as of September 30, 2023 and December 31, 2022, respectively. The mortgage has an annual interest rate of 3.56% and matures on December 1, 2030.

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

The following table provides information for our fees earned which are reported in our condensed consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,
	2023			2022
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Total
Management fees	$839	$207	$1,046	$644	$183	$827
Leasing fees	485	46	531	128	145	273
Construction fees	9	—	9	131	—	131
Total	$1,333	$253	$1,586	$903	$328	$1,231

	Nine Months Ended September 30,
	2023			2022
	(In thousands)
	R2G	RGMZ	Total	R2G	RGMZ	Total
Management fees	$2,402	$618	$3,020	$1,643	$493	$2,136
Leasing fees	1,373	102	1,475	425	156	581
Construction fees	277	—	277	131	—	131
Total	$4,052	$720	$4,772	$2,199	$649	$2,848

5.  Debt

The following table summarizes our mortgage, notes payable, revolving credit facility and finance lease obligation as of September 30, 2023 and December 31, 2022:

Notes Payable and Finance Lease Obligation	September 30, 2023	December 31, 2022
	(In thousands)
Senior unsecured notes	$511,500	$511,500
Unsecured term loan facilities	310,000	310,000
Fixed rate mortgage	2,673	3,290
Unsecured revolving credit facility	28,000	35,000
	852,173	859,790
Unamortized premium	49	77
Unamortized deferred financing costs	(4,490)	(5,271)
Total notes payable, net	$847,732	$854,596

Finance lease obligation	$763	$763

Senior Unsecured Notes

The following table summarizes the Company’s senior unsecured notes:

		September 30, 2023		December 31, 2022
Senior Unsecured Notes	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(In thousands)		(In thousands)
Senior unsecured notes	6/27/2025	$31,500	4.27%	$31,500	4.27%
Senior unsecured notes	7/6/2025	50,000	4.20%	50,000	4.20%
Senior unsecured notes	9/30/2025	50,000	4.09%	50,000	4.09%
Senior unsecured notes	5/28/2026	50,000	4.74%	50,000	4.74%
Senior unsecured notes	11/18/2026	25,000	4.28%	25,000	4.28%
Senior unsecured notes	12/21/2027	30,000	4.57%	30,000	4.57%
Senior unsecured notes	11/30/2028	75,000	3.64%	75,000	3.64%
Senior unsecured notes	12/21/2029	20,000	4.72%	20,000	4.72%
Senior unsecured notes	12/27/2029	50,000	4.15%	50,000	4.15%
Senior unsecured notes	11/30/2030	75,000	3.70%	75,000	3.70%
Senior unsecured notes	11/30/2031	55,000	3.82%	55,000	3.82%
		$511,500	4.09%	$511,500	4.09%
Unamortized deferred financing costs		(2,322)		(2,667)
		$509,178		$508,833

Unsecured Term Loan Facilities and Revolving Credit Facility

The following table summarizes the Company’s $310.0 million unsecured term loan facilities (the “term loan facilities”) and $500.0 million revolving credit facility (the “revolving credit facility”):

		September 30, 2023		December 31, 2022
Unsecured Credit Facilities	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(In thousands)		(In thousands)
Unsecured term loan - fixed rate (1)	11/6/2026	$50,000	2.50%	$50,000	2.50%
Unsecured term loan - fixed rate (2)	2/5/2027	100,000	2.61%	100,000	2.61%
Unsecured term loan - fixed rate (3)	8/18/2027	50,000	2.52%	50,000	2.52%
Unsecured term loan - fixed rate (4)	2/18/2028	110,000	3.66%	110,000	2.80%
		$310,000	2.95%	$310,000	2.65%
Unamortized deferred financing costs		(2,168)		(2,604)
Term loans, net		$307,832		$307,396

Revolving credit facility - variable rate	8/18/2026	$28,000	6.48%	$35,000	5.48%

(1)Swapped to a weighted average fixed rate of 1.20%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at September 30, 2023.
(2)Swapped to a weighted average fixed rate of 1.31%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at September 30, 2023.
(3)Swapped to a weighted average fixed rate of 1.22%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at September 30, 2023.
(4)Swapped to a weighted average fixed rate of 2.36%, plus a 0.10% SOFR Index adjustment and a credit spread of 1.20%, based on a leverage grid at September 30, 2023.

As of September 30, 2023 we had $28.0 million outstanding under our revolving credit facility, which represented a decrease of $7.0 million from December 31, 2022, primarily as a result of net repayments. We had no outstanding letters of credit issued under our revolving credit facility as of September 30, 2023. We had $472.0 million of unused capacity under our $500.0 million revolving credit facility that could be borrowed subject to compliance with applicable financial covenants. The interest rate as of September 30, 2023 was 6.48%.

Mortgages

The following table summarizes the Company’s fixed rate mortgage:

		September 30, 2023		December 31, 2022
Mortgage Debt	Maturity Date	Principal Balance	Interest Rate/Weighted Average Interest Rate	Principal Balance	Interest Rate/Weighted Average Interest Rate
		(In thousands)		(In thousands)
Nagawaukee II	6/1/2026	$2,673	5.80%	$3,290	5.80%
		$2,673	5.80%	$3,290	5.80%
Unamortized premium		49		77
		$2,722		$3,367

The fixed rate mortgage is secured by a property that has an approximate net book value of $16.6 million as of September 30, 2023.

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

Covenants

Our revolving credit facility, senior unsecured notes as amended and term loan facilities contain financial covenants relating to total leverage, fixed charge coverage ratio, unencumbered assets and various other calculations. As of September 30, 2023, we were in compliance with these covenants.

Debt Maturities

The following table presents scheduled principal payments on mortgages, notes payable and revolving credit facility as of September 30, 2023:

Year Ending December 31,
(In thousands)
2023 (remaining)	$212
2024	879
2025	132,431
2026 (1)	153,651
2027	180,000
Thereafter	385,000
Subtotal debt	852,173
Unamortized mortgage premium	49
Unamortized deferred financing costs	(4,490)
Total	$847,732

(1)Scheduled maturities in 2026 include the $28.0 million balance on the unsecured revolving credit facility drawn as of September 30, 2023. The unsecured revolving credit facility has two six-month extensions available at the Company’s option provided compliance with financial covenants is maintained.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

		Total Fair Value	Level 2
	Balance Sheet Location
September 30, 2023		(In thousands)
Derivative assets - interest rate swaps	Other assets	$24,362	$24,362
Derivative liabilities - interest rate swaps	Other liabilities	$—	$—
December 31, 2022
Derivative assets - interest rate swaps	Other assets	$21,828	$21,828
Derivative liabilities - interest rate swaps	Other liabilities	$—	$—

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

The Company determined that the valuation of its fixed rate senior unsecured notes, unsecured term loan facilities (including variable rate term loans swapped to fixed through derivatives) and unsecured revolving credit facility were classified within Level 2 of the fair value hierarchy and its fixed rate mortgages were classified within Level 3 of the fair value hierarchy. Our Level 2 fixed rate debt had a carrying value of $821.5 million at both September 30, 2023 and December 31, 2022, and had fair values of approximately $764.8 million and $763.0 million, at September 30, 2023 and December 31, 2022, respectively.  Our Level 2 variable rate debt had carrying values of $28.0 million and $35.0 million at September 30, 2023 and December 31, 2022, respectively, and had fair values of approximately $28.2 million and $35.3 million at September 30, 2023 and December 31, 2022, respectively. Our Level 3 fixed rate mortgage had carrying values of $2.7 million and $3.3 million at September 30, 2023 and December 31, 2022, respectively, and had fair values of $2.6 million and $3.3 million at September 30, 2023 and December 31, 2022, respectively.

Net Real Estate

Our net investment in real estate, including any identifiable intangible assets, is subject to impairment testing on a nonrecurring basis. To estimate fair value, we use discounted cash flow models that include assumptions of the discount rates that market participants would use in pricing the asset or pricing from potential or comparable market transactions. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We classify impaired real estate assets as nonrecurring Level 3. During the nine months ended September 30, 2023 and 2022, we did not incur any impairment for income producing shopping centers that are required to be measured at fair value on a nonrecurring basis. We did not have any material liabilities that were required to be measured at fair value on a nonrecurring basis during the nine months ended September 30, 2023 and 2022.

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

Preferred Equity Investments

Our preferred equity investments in unconsolidated entities are recorded at cost, less any impairment. If we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer, we remeasure the equity security at fair value as of the date that the observable transaction occurred. We did not mark any preferred investments to fair value on a non-recurring basis during the nine months ended September 30, 2023 and 2022. Our preferred investments are also subject to impairment testing on a nonrecurring basis if a decline in the fair value of the investment below the carrying amount is determined to be a decline that is other-than-temporary. We classify other-than-temporarily impaired preferred investments as nonrecurring Level 3.

7.  Derivative Financial Instruments

We utilize interest rate swap agreements for risk management purposes to reduce the impact of changes in interest rates on our variable rate debt.  We may also enter into forward starting swaps to set the effective interest rate on planned variable rate financing. On the date we enter into an interest rate swap, the derivative is designated as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be effective are recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction.  The differential between fixed and variable rates to be paid or received is accrued, as interest rates change, and recognized currently as interest expense in the condensed consolidated statements of operations and comprehensive income.  We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis.  Our cash flow hedges become ineffective, for example, if critical terms of the hedging instrument and the debt do not perfectly match such as notional amounts, settlement dates, reset dates and calculation period and Secured Overnight Financing Rate (“SOFR”) rate. At September 30, 2023, all of our hedges were effective.

As of September 30, 2023, the Company had 11 interest rate swap agreements in effect for an aggregate notional amount of $310.0 million and two forward starting interest rate swap agreements for an aggregate notional amount of $100.0 million, converting our floating rate corporate debt to fixed rate debt.

The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2023:

	Hedge Type	Reference Rate	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
			(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	SOFR	$30,000	1.165%	$1,323	11/2024
Unsecured term loan	Cash Flow	SOFR	10,000	1.169%	442	11/2024
Unsecured term loan	Cash Flow	SOFR	10,000	1.182%	441	11/2024
Unsecured term loan	Cash Flow	SOFR	25,000	1.210%	1,226	01/2025
Unsecured term loan	Cash Flow	SOFR	25,000	1.239%	1,216	01/2025
Unsecured term loan	Cash Flow	SOFR	50,000	1.201%	4,817	11/2026
Unsecured term loan	Cash Flow	SOFR	25,000	1.308%	2,418	01/2027
Unsecured term loan	Cash Flow	SOFR	50,000	1.289%	4,824	01/2027
Unsecured term loan	Cash Flow	SOFR	25,000	1.335%	2,399	01/2027
Unsecured term loan	Cash Flow	SOFR	30,000	3.344%	1,189	02/2028
Unsecured term loan	Cash Flow	SOFR	30,000	3.359%	1,176	02/2028
			$310,000		$21,471

Derivative Assets - Forward Swaps
Unsecured term loan	Cash Flow	SOFR	$50,000	2.855%	$1,279	08/2027
Unsecured term loan	Cash Flow	SOFR	50,000	2.865%	1,612	02/2028
Total Derivative Assets			$410,000		$24,362

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2022:

	Hedge Type	Reference Rate	Notional Value	Fixed Rate	Fair Value	Expiration Date
Underlying Debt
			(In thousands)		(In thousands)
Derivative Assets
Unsecured term loan	Cash Flow	LIBOR	$60,000	1.770%	$264	03/2023
Unsecured term loan	Cash Flow	SOFR	30,000	1.165%	1,761	11/2024
Unsecured term loan	Cash Flow	SOFR	10,000	1.169%	587	11/2024
Unsecured term loan	Cash Flow	SOFR	10,000	1.182%	585	11/2024
Unsecured term loan	Cash Flow	SOFR	25,000	1.210%	1,529	01/2025
Unsecured term loan	Cash Flow	SOFR	25,000	1.239%	1,512	01/2025
Unsecured term loan	Cash Flow	SOFR	50,000	1.201%	4,694	11/2026
Unsecured term loan	Cash Flow	SOFR	25,000	1.308%	2,316	01/2027
Unsecured term loan	Cash Flow	SOFR	50,000	1.289%	4,634	01/2027
Unsecured term loan	Cash Flow	SOFR	25,000	1.335%	2,292	01/2027
			$310,000		$20,174

Derivative Assets - Forward Swaps
Unsecured term loan	Cash Flow	SOFR	$50,000	2.855%	$367	08/2027
Unsecured term loan	Cash Flow	SOFR	30,000	3.344%	421	02/2028
Unsecured term loan	Cash Flow	SOFR	30,000	3.359%	407	02/2028
Unsecured term loan	Cash Flow	SOFR	50,000	2.865%	459	02/2028
			$470,000		$21,828

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2023 and 2022 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Three Months Ended September 30,			Three Months Ended September 30,
	2023	2022		2023	2022
	(In thousands)			(In thousands)
Interest rate contracts - assets	$5,372	$8,159	Interest expense	$(2,826)	$(658)
Interest rate contracts - liabilities	—	—	Interest expense	—	—
Equity investments in unconsolidated joint ventures	50	—	(Loss) earnings from unconsolidated joint ventures	(21)	—
Total	$5,422	$8,159	Total	$(2,847)	$(658)

The effect of derivative financial instruments on our condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2023 and 2022 is summarized as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationship	Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022
	(In thousands)			(In thousands)
Interest rate contracts - assets	$10,139	$21,037	Interest expense	$(7,605)	$570
Interest rate contracts - liabilities	224	2,477	Interest expense	(224)	235
Equity investments in unconsolidated joint ventures	188	—	(Loss) earnings from unconsolidated joint ventures	(33)	—
Total	$10,551	$23,514	Total	$(7,862)	$805

8. Leases

Revenues

Approximate future minimum revenues from rentals under non-cancelable operating leases in effect at September 30, 2023, assuming no new or renegotiated leases or option extensions on lease agreements and no early lease terminations were as follows:

Year Ending December 31,
(In thousands)
2023 (remaining)	$37,516
2024	147,155
2025	129,513
2026	111,377
2027	88,810
Thereafter	235,321
Total	$749,692

We recognized rental income related to variable lease payments of $33.2 million and $34.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Substantially all of the assets included as income producing properties, net on the condensed consolidated balance sheets, relate to our portfolio of wholly-owned shopping centers, in which we are the lessor under operating leases with our tenants. As of September 30, 2023, the Company’s wholly-owned portfolio was 93.5% leased.

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

The components of lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	Classification	2023	2022	2023	2022
		(In thousands)
Operating ground lease cost	Non-recoverable operating expense	$291	$291	$872	$872
Operating administrative lease cost	General and administrative expense	149	164	459	490
Finance lease cost	Interest Expense	10	11	30	32

Supplemental balance sheet information related to leases is as follows:

Balance Sheet	Classification	September 30, 2023	December 31, 2022
		(In thousands)
ASSETS
Operating lease assets	Operating lease right-of-use assets	$16,759	$17,269
Finance lease asset	Land	10,095	10,095
Total leased assets		$26,854	$27,364

LIABILITIES
Operating lease liabilities	Operating lease liabilities	$16,684	$17,016
Finance lease liability	Finance lease obligation	763	763
Total lease liabilities		$17,447	$17,779

Weighted Average Remaining Lease Terms
Operating leases		74 years	73 years
Finance lease		9 years	10 years
Weighted Average Incremental Borrowing Rate
Operating leases		6.27%	6.22%
Finance lease		5.23%	5.23%

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,153	$1,174
Operating cash flows from finance lease	—	—
Financing cash flows from finance lease	—	—

Maturities of lease liabilities as of September 30, 2023 were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Lease
	(In thousands)
2023 (remaining)	$374	$100
2024	1,118	100
2025	1,048	100
2026	1,093	100
2027	1,108	100
Thereafter	92,228	500
Total lease payments	$96,969	$1,000
Less imputed interest	(80,285)	(237)
Total	$16,684	$763

9.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net (loss) income	$(6,296)	$13,226	$(4,977)	$26,048
Net loss (income) attributable to noncontrolling interest	114	(251)	90	(502)
Allocation of income to restricted share awards	(149)	(288)	(444)	(689)
(Loss) income attributable to RPT	(6,331)	12,687	(5,331)	24,857
Preferred share dividends	(1,676)	(1,676)	(5,026)	(5,026)
Net (loss) income available to common shareholders - Basic and Diluted	$(8,007)	$11,011	$(10,357)	$19,831

Weighted average shares outstanding, Basic	85,704	84,259	85,640	84,133
Dilutive effect of securities using the treasury method (1)	—	596	—	728
Weighted average shares outstanding, Diluted	85,704	84,855	85,640	84,861

(Loss) income per common share, Basic	$(0.09)	$0.13	$(0.12)	$0.24
(Loss) income per common share, Diluted	$(0.09)	$0.13	$(0.12)	$0.23

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

We exclude certain securities from the computation of diluted earnings per share. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share and the number of common shares each was convertible into (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Outstanding	Convertible	Outstanding	Convertible	Outstanding	Convertible	Outstanding	Convertible
Operating Partnership Units	1,604	1,604	1,609	1,609	1,604	1,604	1,609	1,609
Series D Preferred Shares	1,849	7,017	1,849	7,017	1,849	7,017	1,849	7,017
Restricted Stock Awards	3,882	2,249	—	—	3,882	2,091	—	—
	7,335	10,870	3,458	8,626	7,335	10,712	3,458	8,626

10.  Share-based Compensation Plans

As of September 30, 2023, we have two share-based compensation plans in effect: 1) the Amended and Restated 2019 Omnibus Long-Term Incentive Plan (“2019 LTIP”) and 2) the Inducement Incentive Plan (“Inducement Plan”). The 2019 LTIP is administered by the compensation committee of the Board (the “Compensation Committee”). The 2019 LTIP provides for the award to our trustees, officers, employees and other service providers of restricted shares, restricted share units, options to purchase shares, share appreciation rights, unrestricted shares, and other awards to acquire up to an aggregate of 5.1 million common shares of beneficial interest plus any shares that become available under the 2012 Omnibus Long-Term Incentive Plan (“2012 LTIP”) as a result of the forfeiture, expiration or cancellation of outstanding awards or any award settled in cash in lieu of shares under such plan. As of September 30, 2023, there were 1.0 million shares of beneficial interest available for issuance under the 2019 LTIP. The Inducement Plan was approved by the Board in April 2018 and under such plan the Compensation Committee may grant, subject to any Company performance conditions as specified by the Compensation Committee, restricted shares, restricted share units, options and other awards to individuals who were not previously employees or members of the Board as an inducement to the individual’s entry into employment with the Company. The Inducement Plan allows us to issue up to 6.0 million common shares of beneficial interest, of which 5.0 million remained available for issuance as of September 30, 2023; however, we do not intend to make further awards under the Inducement Plan following adoption of the 2019 LTIP.

As of September 30, 2023, we had 992,897 unvested service-based share awards outstanding under the 2019 LTIP. We had no unvested service-based share awards outstanding under the Inducement Plan or 2012 LTIP.  These awards have various expiration dates through May 2026.

During the nine months ended September 30, 2023, we granted the following awards:
•434,553 shares of service-based restricted stock. The service-based awards were valued based on our closing stock price as of the grant date; and
•Performance-based equity awards that are earned subject to a future performance measurement based on a three-year shareholder return peer comparison (“TSR Grants”).

The service-based restricted share awards to employees vest over three years and the compensation expense is recognized on a graded vesting basis. The service-based restricted share awards to trustees vest over one year. We recognized expense related to service-based restricted share grants of $1.2 million and $1.1 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and expense of $3.2 million and $3.1 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

The Company has TSR Grants that are either earned (1) subject to a future performance measurement based on a three-year shareholder return peer comparison or (2) subject to a future performance measurement based on the Company’s stock price over a four-year performance period. The Company determines the grant date fair value of the TSR Grants that will be settled in equity based upon a Monte Carlo simulation model and recognizes the compensation expense ratably over the requisite service period. These equity awards are not re-valued at the end of each quarter. The compensation cost will be recognized regardless of whether the performance criterion are met, provided the requisite service has been provided. Compensation expense related to the equity awards was $1.6 million and $1.5 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $4.5 million and $4.1 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The fair value of each grant for the reported periods is estimated on the date of grant using the Monte Carlo simulation model using the weighted average assumptions noted in the following table:

Nine Months Ended September 30,
	2023	2022
Closing share price	$9.14 - $10.74	$11.95 - $12.71
Expected dividend rate	—%	—%
Expected stock price volatility	39.5% - 46.4%	58.5% - 61.6%
Risk-free interest rate	3.8% - 4.7%	1.4% - 2.8%
Expected life (years)	2.65 - 2.84	2.59 - 2.84

We recognized total share-based compensation expense of $2.8 million and $2.5 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $7.7 million and $7.2 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Disregarding the impact of the Company Merger on outstanding equity awards at the Company Merger Effective Time, as of September 30, 2023, we had $13.9 million of total unrecognized compensation expense related to unvested restricted shares and performance based equity awards. which is expected to be recognized over a weighted-average period of 1.8 years.

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

As of September 30, 2023, we had a federal and state deferred tax asset of $5.2 million and a valuation allowance of $5.2 million.  Our deferred tax assets are reduced by an offsetting valuation allowance where there is uncertainty regarding their realizability. We believe that it is more likely than not that the results of future operations will not generate sufficient taxable income to recognize the deferred tax assets.  These future operations are primarily dependent upon the profitability of our TRSs, the timing and amounts of gains on land sales, and other factors affecting the results of operations of the TRSs.

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

We recorded an income tax provision of $0.3 million and $0.1 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The income tax provision for the three months ended September 30, 2023 was negligible and $0.1 million for the three months ended September 30, 2022.

Sales Taxes

We collect various taxes from tenants and remit these amounts, on a net basis, to the applicable taxing authorities.

12.  Commitments and Contingencies

Construction Costs

In connection with the leasing and targeted remerchandising of various shopping centers as of September 30, 2023, we had entered into agreements for construction costs of approximately $3.7 million.

Litigation

We are currently involved in certain litigation arising in the ordinary course of business. We are not aware of any matters that would have a material effect on our condensed consolidated financial statements.

Development Obligations

As of September 30, 2023, the Company has $1.5 million of development related obligations that require annual payments through December 2032.

The Company is party to a Contribution and Development Agreement, pursuant to which the parties intend to form a joint venture to develop a multi-family property on an undeveloped parcel of land located on the Company’s Parkway Shops in Jacksonville, Florida. Subject to the fulfillment of certain conditions, including the completion of entitlements, the Company will enter into the joint venture by contributing the land valued at $3.8 million and an additional $0.5 million of cash in exchange for a 50% equity stake in the joint venture.

Merger Agreement

The closing of the Mergers is expected to occur in early 2024. If the Mergers were not to close, under certain circumstances as defined in the Merger Agreement, a termination fee may have to be paid to Kimco, which is the lesser of $33.6 million or the maximum amount that could be paid to Kimco without causing Kimco to fail to qualify as a REIT under the Internal Revenue Code for such year. Any unpaid amount of the termination fee payable by RPT will be escrowed and paid out over a five-year period.

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

13. Reorganization

During the nine months ended September 30, 2023, the Company recorded one-time employee termination benefits of $1.1 million resulting from a reduction in force in February 2023. There were no employee termination benefits recorded for the three months ended September 30, 2023. The termination benefits were paid out in full as of September 30, 2023, and such charges are reflected in general and administrative expenses in the condensed consolidated statements of operations for the nine months then ended.

14.  Subsequent Events

We have evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

Subsequent to September 30, 2023, the Company separately borrowed $12.0 million and made repayments of $4.0 million on its unsecured revolving credit facility.

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

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations, plans or beliefs concerning future events and may be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” “predict” or similar terms.  Although the forward-looking statements made in this document are based on our good faith beliefs, reasonable assumptions and our best judgment based upon current information, certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors which may cause actual results to differ materially from current expectations included, but are not limited to: our success or failure in implementing our business strategy; economic conditions generally (including supply chain disruptions and construction delays) and in the commercial real estate and finance markets, including, without limitation, as a result of disruptions and instability in the banking and financial services industries, continued high inflation rates or further increase in inflation or interest rates, such as the inability to obtain equity, debt or other sources of funding or refinancing on favorable terms to the Company and the costs and availability of capital, which depends in part on our asset quality and our relationships with lenders and other capital providers; changes in the interest rate and/or other changes in the interest rate environment; risks associated with bankruptcies or insolvencies or general downturn in the businesses of tenants; impact of any future pandemic, epidemic or outbreak of any other highly infectious disease, on the U.S., regional and global economies and on the Company’s business, financial condition and results of operations and that of its tenants; the potential adverse impact from tenant defaults generally or from the unpredictability of the business plans and financial condition of the Company’s tenants; the execution of deferral or rent concession agreements by tenants; our business prospects and outlook; acquisition, disposition, development and joint venture risks; our insurance costs and coverages; increases in cost of operations; risks related to cybersecurity and loss of confidential information and other business interruptions; changes in governmental regulations, tax rates and similar matters; risks associated with the Mergers, including our ability to consummate the Mergers on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary shareholder approvals and satisfaction of other closing conditions to consummate the Mergers on the proposed terms or on the anticipated timeline, or at all, including risk and uncertainties relating to securing the necessary shareholder approval and satisfaction of other closing conditions to consummate the Mergers and the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; our continuing to qualify as a REIT; and other factors detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

Overview

RPT Realty owns and operates a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company’s shopping centers offer diverse, locally-curated consumer experiences that reflect the lifestyles of their surrounding communities and meet the modern expectations of the Company’s retail partners. The Company is a fully integrated and self-administered REIT publicly traded on the NYSE. The common shares of beneficial interest of the Company, par value $0.01 per share, are listed and traded on the NYSE under the ticker symbol “RPT”. As of September 30, 2023, the Company’s property portfolio (the “aggregate portfolio”) consisted of 43 wholly-owned shopping centers, 13 shopping centers owned through its grocery anchored joint venture and 49 retail properties owned through its net lease joint venture which together represent 14.9 million square feet of GLA.  As of September 30, 2023, the Company’s pro-rata share of the aggregate portfolio was 93.5% leased.

Proposed Merger

On August 28, 2023, we entered into the Merger Agreement with the Kimco Parties. The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, (i) RPT will be merged with and into Merger Sub, with Merger Sub continuing as the surviving entity, (ii) immediately following the Company Merger, Kimco will contribute to Kimco OP all of the membership interests of Merger Sub and (iii) immediately prior to the Company Merger, OP Merger Sub will be merged with and into RPT OP, with RPT OP continuing as the surviving entity and as a subsidiary of Kimco OP.

At the Company Merger Effective Time, (i) each common share of beneficial interest, par value $0.01 per share, of RPT (other than certain shares as set forth in the Merger Agreement) issued and outstanding immediately prior to the Company Merger Effective Time will be cancelled and automatically converted into the right to receive 0.6049 shares of common stock, par value $0.01, of Kimco, without interest, together with cash in lieu of fractional shares of Common Stock and (ii) each share of 7.25% Series D Cumulative Convertible Perpetual Preferred Shares of Beneficial Interest, par value 0.01 per share, of RPT (other than certain shares as set forth in the Merger Agreement) issued and outstanding immediately prior to the Company Merger Effective Time will be cancelled and automatically converted into the right to receive one one-thousandth of a share of a newly created series of preferred stock, par value 0.01 per share, of Kimco (or depository shares in respect thereof) having the rights, preferences and privileges substantially as set forth in the Merger Agreement, in each case, without interest, and subject to any withholding required under applicable law, upon the terms and subject to the conditions set forth in the Merger Agreement.

At the effective time of the Partnership Merger (the “Partnership Merger Effective Time”), (i) the general partner interests in RPT OP and each limited partnership interest of RPT OP (“RPT OP Units”), in each case, that are held by RPT as of immediately prior to the Partnership Merger Effective Time will remain outstanding at and following the Partnership Merger Effective Time, (ii) each Series D Preferred Unit, as defined in the RPT OP partnership agreement, held by RPT as of immediately prior to the Partnership Merger Effective Time will be cancelled and will cease to exist, and no consideration will be delivered in exchange therefor and (iii) each RPT OP Unit (other than any RPT OP Units held by RPT) that is issued and outstanding immediately prior to the Partnership Merger Effective Time will automatically be converted into new validly issued common limited partnership interests in Kimco OP in an amount equal to the Exchange Ratio and each holder of such new common limited partnership interests in Kimco OP will be admitted as a limited partner of Kimco OP in accordance with the terms of Kimco OP’s partnership agreement.

The Merger Agreement provides that, during the period from the date of the Merger Agreement until the Company Merger Effective Time, RPT will be subject to certain restrictions on its ability to engage with third parties regarding alternative acquisition proposals and on the conduct of our business.

RPT’s board of trustees and Kimco’s board of directors have each unanimously approved the Merger Agreement and RPT’s board of trustees has unanimously resolved to recommend that the RPT shareholders approve the Company Merger. The closing of the Mergers is expected to occur in early 2024, subject to the approval of RPT shareholders and the satisfaction or waiver of other customary closing conditions, as specified in the Merger Agreement. There can be no assurance that the Mergers will be completed on the terms or timeline currently contemplated or at all.

Our Strategy

Subject to the proposed Mergers and the applicable restrictions contained in the Merger Agreement, our goal is to remain a leader in owning and operating a national portfolio of open-air shopping destinations principally located in top U.S. markets. The Company’s differentiated business model, which includes investment in two strategic joint ventures, has positioned the Company to continue to meaningfully transform the portfolio, primarily focusing on major metropolitan U.S. markets in the Northeast and Southeast regions, which are supported by strong demographics, educational attainment, tech/life science/university adjacencies, pro-business environments and job growth. As a result of our continued portfolio refinement, the Company owns a predominantly grocery-anchored portfolio in the top national markets which we believe has enhanced the durability of our cash flows, while giving us the ability to remain opportunistic with value creation opportunities. As of September 30, 2023, the Company derived 96.7% of its multi-tenant retail annualized base rent from the top 40 national markets, such as Boston, Atlanta, Detroit and Nashville, in addition to several markets in Florida, including Tampa, Miami and Jacksonville.

Our primary business goals are to increase operating cash flows and deliver above average relative shareholder return. Specifically, we pursue the following methods to achieve these goals, in each case, subject to the applicable restrictions contained in the Merger Agreement:

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

Inflation

A significant portion of our operating expenses are sensitive to inflation. Prior to 2021, inflation was low and had a minimal impact on our operating and financial performance. However, inflation significantly increased in 2021 and 2022 and may continue to be elevated in the current year or increase further. Our long-term leases generally contain contractual rent escalations and operating expenses are typically recoverable through our lease arrangements, which allow us to pass through substantially all operating expenses to our tenants, thereby mitigating some of the adverse impact of inflation. As of September 30, 2023, approximately 66% of our existing leases (on a gross leasable area basis) were triple net leases, which allow us to recover operating expenses. Of our remaining leases approximately 31% provide for recoveries of operating expenses at a fixed amount which have annual escalations ranging from 3% to 5%. During inflationary periods, we expect to recover increases in operating expenses from approximately 97% of our existing leases, though, we do have some exposure to increases in certain non-reimbursable property operating expenses, including expenses incurred on vacant units. However, we do not believe that inflation would result in a significant adverse effect on our net operating income, results of operations, and operating cash flows at the property level.

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

In a direct relation to increased inflation in 2021 and 2022 and thus far in 2023, interest rates have steadily increased, which has a direct effect on the interest expense of our borrowings. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings, which as of September 30, 2023, was 3% of our total debt. Therefore, we do not expect that the effect of inflation on our interest expense would have a material adverse impact on our financing costs in the short term, but it could increase our financing costs over time as we refinance our existing long-term borrowings, or incur additional interest related to the issuance of incremental debt.

We have long-term lease agreements with our tenants, of which 7% - 12% (based on annualized base rent) expire each year over the next three years (through 2025). We believe these annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation. However, it is possible that during higher inflationary periods, the impact of inflation will not be adequately offset by the resetting of rents from our renewal and re-leasing activities or our annual rent escalations. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.

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

The following table summarizes our aggregate multi-tenant operating portfolio by market as of September 30, 2023:

Market Summary (1)
MSA	Number of Properties	Total GLA	Leased %	Occupied %	ABR/SF	% of ABR
Multi-Tenant Retail
Top 40 MSAs:
Atlanta	4	919,299	98.3%	97.8%	$13.40	6.8%
Austin	1	75,914	94.9%	89.7%	30.59	1.2%
Baltimore	1	252,230	97.0%	95.4%	10.63	1.5%
Boston	6	1,794,947	94.9%	94.4%	17.49	12.4%
Chicago	1	209,271	86.2%	86.2%	9.92	1.0%
Cincinnati	3	1,156,330	90.8%	84.2%	17.23	9.5%
Columbus	2	436,763	91.5%	82.2%	18.60	3.0%
Denver	1	470,272	96.9%	94.5%	20.40	5.1%
Detroit	8	1,805,588	92.8%	82.0%	15.87	12.0%
Indianapolis	1	232,284	92.0%	91.5%	16.16	1.9%
Jacksonville	2	776,164	99.1%	82.2%	18.06	6.5%
Miami	6	1,044,480	84.8%	78.9%	25.35	8.0%
Milwaukee	2	545,392	93.6%	86.4%	13.24	3.5%
Minneapolis	2	445,358	87.6%	86.5%	26.71	5.8%
Nashville	2	699,822	96.8%	96.3%	13.99	5.3%
St. Louis	4	828,976	90.6%	90.2%	15.73	5.9%
Tampa	7	1,086,301	95.1%	93.7%	14.35	7.3%
Top 40 MSA subtotal	53	12,779,391	93.4%	88.6%	$16.81	96.7%
Non Top 40 MSA	3	516,011	93.5%	86.7%	12.99	3.3%
Multi-Tenant Retail Total	56	13,295,402	93.4%	88.6%	$16.65	100.0%
Net Leased Retail - RGMZ	49	1,594,114	96.5%	96.5%	12.57
Total Retail	105	14,889,516	93.5%	88.6%	$16.61

(1) Shown at pro-rata except for number of properties and GLA.

We accomplished the following activity during the nine months ended September 30, 2023:

Leasing Activity

Our properties reported the following leasing activity, which is shown at pro-rata except for number of leasing transactions and square feet:

	Leasing Transactions	Square Footage	Base Rent/SF (1)	Prior Rent/SF (2)	Tenant Improvements/SF (3)	Leasing Commissions/SF
Renewals	152	1,129,003	$17.05	$15.78	$0.54	$0.01
New Leases - Comparable	22	220,187	$18.33	$12.45	$87.18	$8.03
Non-Comparable Transactions (4)	55	432,040	$17.46	N/A	$70.13	$5.69
Total	229	1,781,230	$17.32	N/A	$28.80	$2.44

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

Investing Activity

During the nine months ended September 30, 2023, the Company sold one land parcel for gross proceeds of $2.2 million. During the nine months ended September 30, 2023, the Company contributed one property to RGMZ that had been created by us upon the subdivision of certain parcels from our existing open-air shopping centers, valued at $3.7 million to RGMZ. Refer to Note 3 of the notes to our condensed consolidated financial statements in this report for additional information related to dispositions.

Financing Activity

Debt

As of September 30, 2023, we had net debt of $898.5 million, reflecting net debt to total market capitalization of 46.4%, as compared to 57.5% at September 30, 2022. See the subsection “Capitalization” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for the Company’s net debt reconciliation. Net debt decreased by $95.2 million compared to September 30, 2022, primarily due to net repayments on our revolving credit facility and repayment of a mortgage loan funded by the Company’s consolidated dispositions activities, including the contribution of properties to R2G and RGMZ since the end of the prior period, and proceeds from the issuance of common shares under the Company’s 2022 Equity Distribution Agreement.

Equity

In February 2022, the Company entered into the 2022 Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, the Company’s common shares having an aggregate gross sales price of up to $150.0 million. Sales of common shares may be made, in the Company’s discretion, from time to time in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for its common shares with forward sellers and forward purchasers. For the nine months ended September 30, 2023, the Company did not issue any common shares under the Current ATM Program. As of September 30, 2023, $133.0 million of common shares remained available for issuance under the Current ATM Program, subject to applicable restrictions set forth in the Merger Agreement. In connection with the Merger Agreement, the Company suspended the Current ATM Program. The sale of such shares issuable pursuant to the Current ATM Program was registered with the SEC pursuant to a prospectus supplement filed in February 2022 and the accompanying base prospectus statement forming part of the Company’s shelf registration statement on Form S-3ASR (No. 333-262871) which was filed with the SEC in February 2022.

Land Available for Development

At September 30, 2023, our three largest development sites were Parkway Shops, Lakeland Park Center and Hartland Towne Square. We continue to evaluate the best use for land available for development, portions of which are adjacent to our existing shopping centers. It is our policy to start vertical construction on new development projects only after the project has received entitlements, significant anchor commitments and construction financing, if appropriate.

Our development and construction activities are subject to applicable restrictions in the Merger Agreement and to risks such as our inability to obtain the necessary governmental approvals for a project, our determination that the expected return on a project is not sufficient to warrant continuation of the planned development, or our change in plan or scope for the development.  If any of these events occur, we may record an impairment provision.

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

Comparison of three months ended September 30, 2023 to September 30, 2022

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the three months ended September 30, 2023 as compared to the same period in 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
	(In thousands)
Total revenue	$54,888	$54,730	$158	0.3%
Real estate taxes	6,734	7,329	(595)	(8.1)%
Recoverable operating expense	6,913	6,832	81	1.2%
Non-recoverable operating expense	2,972	2,817	155	5.5%
Depreciation and amortization	19,961	18,442	1,519	8.2%
Transaction costs	3	405	(402)	NM
General and administrative expense	9,673	9,372	301	3.2%
Gain on sale of real estate	—	11,144	(11,144)	NM
Other (expense) income, net	(8,049)	530	(8,579)	NM
Earnings from unconsolidated joint ventures	1,948	1,779	169	9.5%
Interest expense	8,803	9,568	(765)	(8.0)%
Loss on extinguishment of debt	—	121	(121)	NM
Preferred share dividends	1,676	1,676	—	—%

NM - Not meaningful

Total revenue for the three months ended September 30, 2023 increased $0.2 million, or 0.3%, from the same period in 2022. The increase is primarily due to the following:
•$3.1 million increase from acceleration of below market leases in the current period attributable to tenants who vacated prior to the original estimated lease end date;
•$0.4 million increase due to lower rental income not probable of collection in the current period;
•$0.4 million increase related to management and leasing fees collected from our unconsolidated joint ventures; and
•$0.3 million increase in recovery income at existing properties due primarily to higher net recoverable expenses as compared to the prior period, principally attributable to reimbursable insurance; partially offset by
•$3.8 million decrease related to properties disposed since the prior period, including those properties that were contributed to R2G and RGMZ.

Real estate tax expense for the three months ended September 30, 2023 decreased $0.6 million, or (8.1)% from the same period in 2022, primarily due to the impact of properties disposed since the prior period, including those properties that were contributed to R2G.

Recoverable operating expense for the three months ended September 30, 2023 increased $0.1 million, or 1.2% from the same period in 2022, primarily due to higher recoverable insurance expense at our existing properties. These increases were partially offset by properties disposed since the prior period.

Non-recoverable operating expense for the three months ended September 30, 2023 increased $0.2 million, or 5.5% from the same period in 2022, primarily due to increased legal fees associated with tenant bankruptcies.

Depreciation and amortization expense for the three months ended September 30, 2023 increased $1.5 million, or 8.2%, from the same period in 2022.  The increase is primarily due to higher asset write-offs in the current period for tenant lease terminations prior to their original estimated term, partially offset by the impact of properties disposed since the prior period, including those properties that were contributed to R2G.

During the three months ended September 30, 2022, we recorded transaction costs of $0.4 million, primarily related to professional fees associated with a property acquisition that was terminated during the prior period.

General and administrative expense for the three months ended September 30, 2023 increased $0.3 million, or 3.2% from the same period in 2022, primarily due to higher bonus expense and higher stock-based compensation expense. These increases were partially offset by higher legal and professional fees in the prior period associated with the amendment of our credit agreement and note purchase amendments.

The Company had gains on real estate disposals of $11.1 million during the three months ended September 30, 2022. Refer to Note 3 of the notes to the condensed consolidated financial statements in this report for further detail on these dispositions.

The Company recorded other expense, net of $8.0 million during the three months ended September 30, 2023, as compared to other income, net of $0.5 million during the same period in 2022. The current period activity is primarily attributable to merger related costs of $8.2 million.

Earnings from unconsolidated joint ventures for the three months ended September 30, 2023 increased $0.2 million, or 9.5% from the same period in 2022, primarily due to acquisition activity by our unconsolidated joint ventures since the prior period.

Interest expense for the three months ended September 30, 2023 decreased $0.8 million, or (8.0)%, from the same period in 2022. The Company had a 14.1% decrease in our average outstanding debt, which was partially offset by a 15 basis point increase in our weighted average interest rate as well as increased amortization in the current period from the capitalization of deferred financing costs associated with the amendment of our credit agreement and note purchase amendments in the prior period. As of September 30, 2023, the Company had $28.0 million outstanding on our revolving credit facility.

During the three months ended September 30, 2022, we recorded loss on extinguishment of debt of $0.1 million, which represented the write-off of unamortized deferred financing costs associated with certain lenders in conjunction with the amendment of the credit agreement.

Comparison of nine months ended September 30, 2023 to September 30, 2022

The following summarizes certain line items from our unaudited condensed consolidated statements of operations and comprehensive income that we believe are important in understanding our operations and/or have significantly changed in the nine months ended September 30, 2023 as compared to the same period in 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
	(In thousands)
Total revenue	$158,186	$166,107	$(7,921)	(4.8)%
Real estate taxes	20,877	22,731	(1,854)	(8.2)%
Recoverable operating expense	21,975	21,119	856	4.1%
Non-recoverable operating expense	8,383	7,792	591	7.6%
Depreciation and amortization	54,247	57,825	(3,578)	(6.2)%
Transaction costs	13	4,881	(4,868)	NM
General and administrative expense	27,968	26,394	1,574	6.0%
Gain on sale of real estate	900	26,234	(25,334)	NM
Other (expense) income, net	(7,392)	895	(8,287)	NM
Earnings from unconsolidated joint ventures	3,388	467	2,921	NM
Interest expense	26,342	26,650	(308)	(1.2)%
Loss on extinguishment of debt	—	121	(121)	NM
Preferred share dividends	5,026	5,026	—	—%

NM - Not meaningful

Total revenue for the nine months ended September 30, 2023 decreased $7.9 million, or (4.8)%, from the same period in 2022. The decrease is primarily due to the following:
•$16.3 million decrease related to properties disposed since the prior period, including those properties that were contributed to R2G and RGMZ;
•$0.3 million decrease in bankruptcy income; and
•$0.1 million decrease due to higher rental income not probable of collection in the current period; partially offset by
•$3.2 million increase due to properties acquired since the prior period;
•$2.1 million increase in recovery income at existing properties due primarily to higher net recoverable expenses as compared to the prior period, principally attributable to common area maintenance and reimbursable insurance;
•$1.9 million increase related to management and leasing fees collected from our unconsolidated joint ventures;
•$1.5 million increase from acceleration of below market leases in the current period attributable to tenants who vacated prior to the original estimated lease end date; and
•$0.2 million increase due to higher minimum rent at our existing centers primarily from occupancy gains and contractual rent increases.

Real estate tax expense for the nine months ended September 30, 2023 decreased $1.9 million, or (8.2)% from the same period in 2022, primarily due to the impact of properties disposed since the prior period, including those properties that were contributed to R2G. These decreases were partially offset by increases in expense at existing properties.

Recoverable operating expense for the nine months ended September 30, 2023 increased $0.9 million, or 4.1% from the same period in 2022, primarily due to higher common area maintenance expenses and reimbursable insurance at our existing properties, as well as increases associated with properties acquired since the prior period. These increases were partially offset by properties disposed since the prior period.

Non-recoverable operating expense for the nine months ended September 30, 2023 increased $0.6 million, or 7.6% from the same period in 2022, primarily due to increased property related employee compensation and benefits expense and increased legal fees associated with tenant bankruptcies.

Depreciation and amortization expense for the nine months ended September 30, 2023 decreased $3.6 million, or (6.2)%, from the same period in 2022.  The decrease is primarily a result of properties disposed since the prior period, partially offset by higher asset write-offs in the current period for tenant lease terminations prior to their original estimated term and increased expense associated with properties acquired since the prior period.

During the nine months ended September 30, 2022, we recorded transaction costs of $4.9 million, primarily related to fees paid by the Company associated with the early termination of an existing tenant which did not qualify for capitalization as an initial direct cost in accordance with ASC 842, as well as professional fees associated with a property acquisition that was terminated during the prior period.

General and administrative expense for the nine months ended September 30, 2023 increased $1.6 million, or 6.0%, from the same period in 2022, primarily as a result of one-time employee termination benefits resulting from the reduction in force in February 2023, higher bonus expense and higher stock-based compensation expense. These increases were partially offset by higher legal and professional fees in the prior period associated with the amendment of our credit agreement and note purchase amendments and lower wages and payroll related expenses in the current period.

The Company had gains on real estate disposals of $0.9 million during the nine months ended September 30, 2023, as compared to $26.2 million from the same period in 2022. The current period activity is related to the sale of one land parcel as well as one contribution to RGMZ. Refer to Note 3 of the notes to the condensed consolidated financial statements in this report for further detail on dispositions.

The Company recorded other expense, net of $7.4 million during the nine months ended September 30, 2023, as compared to other income, net of $0.9 million during the same period in 2022. The current period activity is primarily attributable to merger related costs of $8.2 million.

Earnings from unconsolidated joint ventures for the nine months ended September 30, 2023 increased $2.9 million from the same period in 2022. The increase is due to higher asset write-offs in the prior period associated with the demolition of a portion of one of our R2G properties in anticipation of near-term redevelopment and construction, as well as, acquisition activity by our unconsolidated joint ventures since the prior period.

Interest expense for the nine months ended September 30, 2023 decreased $0.3 million, or (1.2)%, from the same period in 2022. The Company had a 8.7% decrease in our average outstanding debt, which was partially offset by a 20 basis point increase in our weighted average interest rate as well as increased amortization in the current period from the capitalization of deferred financing costs associated with the amendment of our credit agreement and note purchase amendments in the prior period. As of September 30, 2023, the Company had $28.0 million outstanding on our revolving credit facility.

During the nine months ended September 30, 2022, we recorded loss on extinguishment of debt of $0.1 million, which represented the write-off of unamortized deferred financing costs associated with certain lenders in conjunction with the amendment of the credit agreement.

Liquidity and Capital Resources

Our primary uses of capital include principal and interest payments on our outstanding indebtedness, ongoing capital expenditures such as leasing capital expenditures and building improvements, shareholder distributions, operating expenses of our business, debt maturities, acquisitions, investments in equity interests in unconsolidated joint ventures and discretionary capital expenditures such as targeted remerchandising, expansions, redevelopment and development. We generally strive to cover our principal and interest payments, operating expenses, shareholder distributions, and ongoing capital expenditures from cash flow from operations, although from time to time we have borrowed or sold assets to finance a portion of those uses. Subject to the applicable restrictions contained in the Merger Agreement we believe the combination of cash flow from operations, cash balances, favorable relationships with our lenders, issuance of debt, property dispositions and issuance of equity securities will provide adequate capital resources to fund all of our expected uses over at least the next 12 months. Although we believe that the combination of factors discussed above will provide sufficient liquidity, no such assurance can be given and changing future business conditions and macroeconomic conditions, including the restrictions in the Merger Agreement on the conduct of our business, could have an adverse impact on our future cash flows, which could adversely impact our liquidity and the achievement of our financial forecast.

We believe our current capital structure provides us with the financial flexibility to fund our current capital needs. Subject to the applicable restrictions contained in the Merger Agreement, we intend to continue to enhance our financial and operational flexibility by extending the duration of our debt, laddering our debt maturities, expanding our unencumbered asset base, and improving our leverage profile. In addition, we believe we have access to multiple forms of capital which includes unsecured corporate debt, secured mortgage debt, and preferred and common equity, subject to the applicable restrictions contained in the Merger Agreement. However, there can be no assurances in this regard and additional financing and capital may not ultimately be available to us going forward, on favorable terms or at all, including with respect to the restrictions set forth in the Merger Agreement.

At September 30, 2023 and 2022, we had $4.6 million and $8.6 million, respectively, in cash and cash equivalents and restricted cash and escrows.  Restricted cash generally consists of funds held in escrow by mortgage lenders to pay real estate taxes, insurance premiums and certain capital expenditures. As of September 30, 2023, we had no remaining debt maturing in 2023, and we had $472.0 million of unused capacity under our $500.0 million unsecured revolving credit facility that could be borrowed subject to compliance with applicable financial covenants and to the applicable restrictions contained in the Merger Agreement. Refer to Note 5 of the notes to the condensed consolidated financial statements for further discussion on our covenants.

We consolidate entities in which we own less than 100% equity interest if we have a controlling interest or are the primary beneficiary in a variable interest entity, as defined in the Consolidation Topic of FASB ASC 810. From time to time, we enter into joint venture arrangements from which we believe we can benefit by owning a partial interest in one or more properties. As of September 30, 2023, our investments in unconsolidated joint ventures were approximately $414.4 million representing our ownership interest in two joint ventures. We accounted for these entities under the equity method. Refer to Note 4 of the notes to the condensed consolidated financial statements in this report for further information regarding our equity investments in unconsolidated joint ventures. We are engaged by certain of our joint ventures to provide asset management, property management, construction management, leasing and investing services for such ventures' respective properties. We receive fees for our services, including a property management fee calculated as a percentage of gross revenues received.

Our liquidity needs consist primarily of funds necessary to pay indebtedness at maturity, potential acquisitions of properties, redevelopment of existing properties, the development of land and discretionary capital expenditures. We continually search for investment opportunities that may require additional capital and/or liquidity. Subject to the restrictions contained in the Merger Agreement, we will continue to pursue the strategy of selling non-core properties or land that no longer meet our investment criteria or advance our business strategy. Our ability to obtain acceptable selling prices and satisfactory terms and financing will impact the timing of future sales. Subject to the restrictions contained in the Merger Agreement, we anticipate using net proceeds from the sale of properties or land to reduce outstanding debt and support current and future growth-oriented initiatives. To the extent that asset sales are not sufficient to meet our long-term liquidity needs, we expect to meet such needs by raising debt or issuing equity, subject to the applicable restrictions contained in the Merger Agreement.

We have on file with the SEC an automatic shelf registration statement relating to the offer and sale of an indeterminable amount of debt securities, preferred shares, common shares, depository shares, warrant and rights. From time to time, we may issue securities under this registration statement for working capital and other general corporate purposes, subject to the applicable restrictions contained in the Merger Agreement.

For the nine months ended September 30, 2023, our cash flows were as follows compared to the same period in 2022:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$71,905	$81,325
Net cash used in investing activities	$(23,230)	$(133,472)
Net cash (used in) provided by financing activities	$(49,983)	$46,676

Operating Activities

Net cash provided by operating activities decreased $9.4 million in the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to the following:
•A decrease in operating cash from properties disposed of during 2022, including contribution of properties to R2G and RGMZ;
•Payment of merger costs in the current period of $4.5 million; and
•A decrease of $1.2 million in cash distributions from our unconsolidated joint ventures.

Investing Activities

Net cash used in investing activities decreased $110.2 million in the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to the following:
•A decrease in the acquisition of real estate of $110.2 million; and
•A decrease in the investment in unconsolidated joint ventures of $113.7 million and the acquisition of preferred investments of $4.6 million; partially offset by
•A decrease in the net proceeds from sale of real estate of $107.0 million; and
•An increase in capital expenditures of $8.6 million.

Financing Activities

Net cash used in financing activities was $50.0 million in the nine months ended September 30, 2023, compared to net cash provided by financing activities of $46.7 million in the same period in 2022. The change of $96.7 million was primarily due to the following:
•Net repayments on our revolving credit facility of $7.0 million in the current period, compared to net borrowing of $65.0 million in the prior period;
•A decrease in cash distributions from the financing activities of our unconsolidated joint ventures of $27.6 million; and
•An increase of $3.3 million in distributions made to our common shareholders; partially offset by
•A decrease in payment of deferred financing costs of $6.3 million.

For further information on our unsecured revolving credit facility and other debt, refer to Note 5 of the notes to the condensed consolidated financial statements.

Merger Costs

For both the three and nine months ended September 30, 2023, we have recorded costs of $8.2 million related to financial, legal and tax advisor costs associated with the Mergers, included in Other (expense) income, net.

Dividends and Equity

We and our subsidiary REITs currently qualify, and intend to continue to qualify in the future, as a REIT under the Internal Revenue Code (“Code”).  As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income annually, excluding net capital gains. Distributions paid are at the discretion of our Board of Trustees and depend on our actual net income available to common shareholders, cash flow, financial condition, capital requirements, restrictions in financing arrangements and in the Merger Agreement, the annual distribution requirements under REIT provisions of the Code and such other factors as our Board of Trustees deems relevant.

On July 27, 2023, our Board of Trustees declared a quarterly cash dividend of $0.14 per common share to shareholders of record as of September 20, 2023. Additionally, we declared a quarterly cash dividend of $0.90625 per Series D Cumulative Convertible Perpetual Preferred Share of Beneficial Interest, $0.01 par value per share (“Series D Preferred Shares”) to preferred shareholders of record as of September 20, 2023.

Our dividend policy is to make distributions to shareholders of at least 90% of our REIT taxable income, excluding net capital gains, in order to maintain qualification as a REIT.  Distributions paid by us are generally expected to be funded from cash flows from operating activities.  To the extent that cash flows from operating activities are insufficient to pay total distributions for any period, alternative funding sources are used.  Examples of alternative funding sources include proceeds from sales of real estate and bank borrowings.  Our future distributions are subject to the restrictions set forth in the Merger Agreement, including (1) that the declaration and payment by us of regular quarterly dividends, aggregated and paid quarterly in accordance with past practice, will be at a quarterly rate not to exceed $0.14 per share and $0.90625 per Series D Preferred Share, and (2) that we will coordinate the record and payment date of any such dividend with Kimco, which will be consistent with Kimco’s historical record and payment dates. The Company will continue to pay dividends owed to the holders of the Series D Preferred Shares in accordance with the terms set forth in its charter.

In February 2022, the Company entered into the 2022 Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, the Company’s common shares having an aggregate gross sales price of up to $150.0 million. Sales of common shares may be made, in the Company’s discretion, from time to time, in “at-the-market” offerings as defined in Rule 415 of the Securities Act, as amended. The 2022 Equity Distribution Agreement also provides that the Company may enter into forward sale agreements for its common shares with forward sellers and forward purchasers. For the nine months ended September 30, 2023, the Company did not enter into any forward sale agreements to sell shares of its common shares. As of September 30, 2023, $133.0 million of shares of common shares remained available for issuance under the Current ATM Program, subject to applicable restrictions set forth in the Merger Agreement. In connection with the Merger Agreement, the Company suspended the Current ATM Program. The sale of such shares issuable under the Current ATM Program was registered with the SEC pursuant to a prospectus supplement filed in February 2022 and the accompanying base prospectus statement forming part of the Company’s shelf registration statement on Form S-3ASR (No. 333-262871) which was filed with the SEC in February 2022.

Debt

At September 30, 2023, we had $852.2 million of debt outstanding consisting of $511.5 million in senior unsecured notes, $310.0 million of unsecured term loan facilities, a $2.7 million fixed rate mortgage loan encumbering one property, and $28.0 million of borrowings on our revolving credit facility.

Our $821.5 million of senior unsecured notes and term loan facilities have interest rates ranging from 2.50% to 4.74% and are due at various maturity dates from June 2025 through November 2031.

Our fixed rate mortgage of $2.7 million has an interest rate of 5.80% and is due at the maturity date of June 1, 2026. The fixed rate mortgage note is secured by a mortgage on property that has an approximate net book value of $16.6 million as of September 30, 2023.

In addition, we have 11 interest rate swap agreements in effect for an aggregate notional amount of $310.0 million converting our floating rate corporate debt to fixed rate debt, as well as two forward starting interest rate swap agreements with an aggregate notional amount of $100.0 million.  After taking into account the impact of converting our variable rate debt to fixed rate debt by use of the interest rate swap agreements, at September 30, 2023, we had $28.0 million of variable rate debt outstanding.

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

Our revolving credit facility, senior unsecured notes and term loan facilities contain representations, warranties and covenants, and events of default. These include financial covenants such as total leverage, fixed charge coverage ratio, unsecured leverage ratio and various other calculations, which are detailed in the specific agreements governing our indebtedness, many of which are exhibits to our most recent Annual Report on Form 10-K.

Material Cash Commitments

The Company believes that our current capital structure provides us with the financial flexibility to fund our current capital needs, subject to applicable restrictions contained in the Merger Agreement. We incur certain operating expenses in the ordinary course of business, such as real estate taxes, common area maintenance, insurance, general and administrative expenses and capital expenditures related to the maintenance of our properties, which are generally all covered through our cash flow from operations.

In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income. We intend to continue to satisfy this requirement and maintain our REIT status by making annual distributions to our shareholders, subject to applicable restrictions contained in the Merger Agreement.

In addition, subject to applicable restrictions contained in the Merger Agreement, we intend to pursue growth through the strategic acquisition of attractively priced open-air shopping centers and by remerchandising and redeveloping certain of our existing properties. We may also, subject to applicable restrictions contained in the Merger Agreement, selectively dispose of properties that have returns and value that have been maximized. The Company believes its anticipated cash flow from operations, cash on hand and borrowing capacity under the current revolving credit facility will be adequate to meet all short-term and long-term commitments, subject to applicable restrictions contained in the Merger Agreement. The Company’s ability to leverage its balance sheet through the sale of properties or the issuance of debt provides the flexibility to take advantage of strategic opportunities which may require additional funding, subject to the applicable restrictions contained in the Merger Agreement.

The Company’s other material cash commitments include debt maturities, interest payment obligations, obligations under non-cancelable operating and financing leases, construction commitments, and development obligations. The following table shows these other material cash commitments as of September 30, 2023:

	Payments due by period
Material Cash Commitments	Total	Less than 1 year (1)	1-3 years	4-5 years	More than 5 years
	(In thousands)
Mortgages and notes payable:
Scheduled amortization	$2,673	$212	$1,810	$651	$—
Payments due at maturity	849,500	—	131,500	333,000	385,000
Total mortgages and notes payable (2)	852,173	212	133,310	333,651	385,000
Interest expense (3)	136,088	8,159	61,540	41,051	25,338
Finance lease (4)	1,000	100	200	200	500
Operating leases	95,063	374	1,974	1,817	90,898
Construction commitments	3,676	3,676	—	—	—
Development obligations (5)	1,752	198	381	361	812
Total contractual obligations	$1,089,752	$12,719	$197,405	$377,080	$502,548

(1)Amounts represent balance of obligation for the remainder of 2023.
(2)Excludes a negligible balance of unamortized mortgage debt premium and $4.5 million in net deferred financing costs.
(3)Variable-rate debt interest is calculated using rates at September 30, 2023.
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

Construction Costs

In connection with the leasing and targeted remerchandising of various shopping centers as of September 30, 2023, we have entered into agreements for construction activities with an aggregate remaining cost of approximately $3.7 million.

Planned Capital Spending

We are focused on enhancing the value of our existing portfolio of shopping centers through successful leasing efforts, including the reconfiguration of anchor-space and small shop lease-up, subject to the applicable restrictions contained in the Merger Agreement.

For the remainder of 2023, we anticipate spending between $15.0 million and $25.0 million for capital expenditures, subject to the applicable restrictions contained in the Merger Agreement, of which $3.7 million is reflected in the construction commitments in the material cash commitments table. Our 2023 estimate includes ongoing capital expenditure spending between $10.0 million and $15.0 million and discretionary capital expenditure spending between $5.0 million and $10.0 million. Ongoing capital expenditures relates to leasing costs and building improvements whereas discretionary capital expenditures relate to targeted remerchandising, outlots/expansion, and development/redevelopment. Estimates for future spending will change as new projects are approved.

Capitalization

At September 30, 2023 our total market capitalization was $1.9 billion. The table below reconciles total debt to net debt and sets forth our calculation of our total market capitalization as of September 30, 2023 and 2022:

	September 30,
	2023	2022
	(In thousands)
Notes payable, net	$847,732	$946,758
Add: Unamortized premiums and deferred financing costs	4,441	5,434
Pro-rata share of debt from unconsolidated joint ventures	53,823	53,698
Finance lease obligation	763	821
Cash, cash equivalents and restricted cash	(4,567)	(8,562)
Pro-rata share of unconsolidated entities cash, cash equivalents and restricted cash	(3,734)	(4,473)
Net debt (1)	$898,458	$993,676

Common shares outstanding	85,712	84,293
OP Units outstanding	1,604	1,609
Restricted share awards (treasury method)	2,249	596
Total common shares and equivalents	89,565	86,498
Market price per common share (at September 30, 2023 and 2022)	$10.56	$7.56
Equity market capitalization	$945,806	$653,925

7.25% Series D Cumulative Convertible Perpetual Preferred Shares	1,849	1,849
Market price per convertible preferred share (at September 30, 2023 and 2022)	$50.86	$43.82
Convertible perpetual preferred shares (at market)	$94,040	$81,023

Total market capitalization	$1,938,304	$1,728,624

Net debt to total market capitalization	46.4%	57.5%

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

At September 30, 2023, the non-controlling interest in the Operating Partnership was approximately 1.8%.  The operating partnership units (“OP Units”) outstanding may, under certain circumstances, be exchanged for our common shares of beneficial interest on a one-for-one basis.  We, as sole general partner of the Operating Partnership, have the option, but not the obligation, to settle exchanged OP Units held by others in cash based on the current trading price of our common shares of beneficial interest.  Assuming the exchange of all non-controlling interest OP Units, there would have been approximately 87.3 million shares of beneficial interest outstanding at September 30, 2023, with a market value of approximately $922.1 million.

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

In addition to FFO, we include Operating FFO as an additional measure of our financial and operating performance. Operating FFO excludes transactions costs and periodic items such as gains (or losses) from sales of non-operating real estate assets and impairment provisions on non-operating real estate assets, bargain purchase gains, severance expense, merger costs, accelerated amortization of debt premiums, gains or losses on extinguishment of debt, insured proceeds, net, accelerated write-offs of above and below market lease intangibles, accelerated write-offs of lease incentives and payment of loan amendment fees that are not adjusted under the current NAREIT definition of FFO. We provide a reconciliation of FFO to Operating FFO. In future periods, Operating FFO may also include other adjustments, which will be detailed in the reconciliation for such measure, that we believe will enhance comparability of Operating FFO from period to period. FFO and Operating FFO should not be considered alternatives to GAAP net income available to common shareholders or as alternatives to cash flow as measures of liquidity.

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

The following table illustrates the calculations of FFO and Operating FFO:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net (loss) income	$(6,296)	$13,226	$(4,977)	$26,048
Net loss (income) attributable to noncontrolling partner interest	114	(251)	90	(502)
Preferred share dividends	(1,676)	(1,676)	(5,026)	(5,026)
Net (loss) income available to common shareholders	(7,858)	11,299	(9,913)	20,520
Adjustments:
Rental property depreciation and amortization expense	19,816	18,292	53,804	57,366
Pro-rata share of real estate depreciation from unconsolidated joint ventures (1)	4,776	3,715	16,969	14,535
Gain on sale of depreciable real estate	—	(11,144)	(297)	(25,980)
FFO available to common shareholders	16,734	22,162	60,563	66,441
Noncontrolling interest in Operating Partnership (2)	(114)	251	(90)	502
Preferred share dividends (assuming conversion) (3)	—	1,676	—	5,026
FFO available to common shareholders and dilutive securities	16,620	24,089	60,473	71,969

Gain on sale of land	—	—	(603)	(254)
Transaction costs	3	405	13	4,881
Merger costs (4)	8,234	—	8,234	—
Severance expense (5)	—	—	1,130	—
Loss on extinguishment of debt	—	121	—	121
Above and below market lease intangible write-offs	(3,571)	(422)	(3,571)	(2,022)
Lease incentive write-offs	156	—	213	—
Pro-rata share of transaction costs from unconsolidated joint ventures (1)	—	8	—	8
Pro-rata share of above and below market lease intangible write-offs from unconsolidated joint ventures (1)	(1)	—	(22)	(984)
Pro-rata share of loss on extinguishment of debt from unconsolidated joint venture (1)	—	20	—	20
Payment of loan amendment fees (6)	—	958	—	958
Insurance proceeds, net (4)	—	—	—	(136)
Operating FFO available to common shareholders and dilutive securities	$21,441	$25,179	$65,867	$74,561

Weighted average common shares	85,704	84,259	85,640	84,133
Shares issuable upon conversion of OP Units (2)	1,604	1,635	1,604	1,685
Dilutive effect of restricted stock	2,249	596	2,091	728
Shares issuable upon conversion of preferred shares (3)	—	7,017	—	7,017
Weighted average equivalent shares outstanding, diluted	89,557	93,507	89,335	93,563

Diluted (loss) earnings per share (7)	$(0.09)	$0.13	$(0.12)	$0.23
Per share adjustments for FFO available to common shareholders and dilutive securities	0.28	0.13	0.80	0.54
FFO available to common shareholders and dilutive securities per share, diluted	$0.19	$0.26	$0.68	$0.77

Per share adjustments for Operating FFO available to common shareholders and dilutive securities	0.05	0.01	0.06	0.03
Operating FFO available to common shareholders and dilutive securities per share, diluted	$0.24	$0.27	$0.74	$0.80

(1)Amounts noted are included in Earnings from unconsolidated joint ventures.
(2)The total noncontrolling interest reflects OP Units convertible on a one-of-one basis into common shares.
(3)Series D Preferred Shares are paid annual dividends of $6.7 million and are currently convertible into approximately 7.0 million shares of common stock. They are dilutive only when earnings or FFO exceed approximately $0.24 per diluted share per quarter and $0.96 per diluted share per year. The conversion ratio is subject to adjustment based upon a number of factors, and such adjustment could affect the dilutive impact of the Series D Preferred Shares on FFO and earning per share in future periods. In instances when the Preferred Share ratio exceeds basic FFO, the Preferred Shares are considered anti-dilutive, and as a result are not included in the calculation of fully diluted FFO and Operating FFO for the three and nine months ended September 30, 2023.
(4)Amounts noted are included in Other (expense) income, net.
(5)For the nine months ended September 30, 2023, severance expense is comprised of one-time employee termination benefits resulting from the reduction in force during February 2023. Amounts noted are included in General and administrative expense.
(6)Amounts noted are included in General and administrative expense.
(7)The denominator to calculate diluted earnings per share includes weighted average common shares only for the three and nine months ended September 30, 2023 and includes weighted average common shares and restricted stock for the three and nine months ended September 30, 2022.

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

NOI, Same Property NOI and NOI from Other Investments are supplemental non-GAAP financial measures of real estate companies' operating performance. Same Property NOI is considered by management to be a relevant performance measure of our operations because it includes only the NOI of comparable multi-tenant operating properties for the reporting period. Same Property NOI for the three and nine months ended September 30, 2023 and 2022 represents NOI from the Company’s same property portfolio consisting of 39 consolidated operating properties and our 51.5% pro-rata share of 11 properties owned by R2G. Given the relative immateriality of our pro-rata share of RGMZ in all periods presented, we have excluded it from Same Property NOI. All properties included in Same Property NOI were either acquired or placed in service and stabilized prior to January 1, 2022. We present Same Property NOI primarily to show the percentage change in our NOI from period to period across a consistent pool of properties. Same Property NOI excludes properties under redevelopment or where activities have started in preparation for redevelopment. A property is designated as a redevelopment when planned improvements significantly impact the property. NOI from Other Investments for the three and nine months ended September 30, 2023 and 2022 represents pro-rata NOI primarily from (i) properties disposed of and acquired during 2022, (ii) Hunter’s Square, Marketplace of Delray and The Crossroads (R2G) where the Company has begun activities in anticipation of future redevelopment, (iii) properties held for sale as of September 30, 2023, (iv) certain property related employee compensation, benefits, and travel expense and (v) noncomparable operating income and expense adjustments.

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

The following is a summary of our properties for the periods noted with consistent classification in the prior period for presentation of Same Property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
Property Designation	2023	2022	2023	2022
Wholly-owned and R2G retail properties:
Same-property	50	50	50	50
Acquisitions (1)	3	3	3	3
Held for sale (2)	1	1	1	1
Redevelopment (3)	3	3	3	3
Total wholly-owned and R2G properties:	57	57	57	57

(1)Includes the following wholly-owned properties for the three and nine months ended September 30, 2023 and 2022: The Crossings and Brookline. Also includes Mary Brickell Village owned by R2G.
(2)Includes the following wholly-owned property for the three and nine months ended September 30, 2023 and 2022: Holcomb Center
(3)Includes the following wholly-owned properties for the three and nine months ended September 30, 2023 and 2022: Hunter’s Square and Marketplace of Delray. Also includes The Crossroads owned by R2G. The entire property indicated for each period is completely excluded from Same Property NOI.

The following is a reconciliation of our net (loss) income available to common shareholders to Same Property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net (loss) income available to common shareholders	$(7,858)	$11,299	$(9,913)	$20,520
Adjustments to reconcile to Same Property NOI:
Preferred share dividends	1,676	1,676	5,026	5,026
Net (loss) income attributable to noncontrolling partner interest	(114)	251	(90)	502
Income tax provision	24	71	254	142
Interest expense	8,803	9,568	26,342	26,650
Loss on extinguishment of debt	—	121	—	121
Earnings from unconsolidated joint ventures	(1,948)	(1,779)	(3,388)	(467)
Gain on sale of real estate	—	(11,144)	(900)	(26,234)
Other income, net	8,049	(530)	7,392	(895)
Management and other fee income	(1,586)	(1,231)	(4,772)	(2,848)
Depreciation and amortization	19,961	18,442	54,247	57,825
Transaction costs	3	405	13	4,881
General and administrative expenses	9,673	9,372	27,968	26,394
Pro-rata share of NOI from R2G Venture LLC (1)	7,108	5,547	21,125	14,590
Pro-rata share of NOI from RGMZ Venture REIT LLC (2)	300	276	909	757
Lease termination fees	(5)	—	(66)	(154)
Amortization of lease inducements	306	190	743	618
Amortization of acquired above and below market lease intangibles, net	(3,979)	(907)	(4,843)	(3,766)
Straight-line ground rent expense	77	77	230	230
Straight-line rental income	(262)	(362)	(374)	(1,151)
NOI	40,228	41,342	119,903	122,741
NOI from Other Investments	(2,657)	(4,726)	(8,548)	(13,897)
Pro-rata share of NOI from RGMZ Venture REIT LLC (2)	(300)	(276)	(909)	(757)
Same Property NOI	$37,271	$36,340	$110,446	$108,087

Period-end Occupancy	89.9%	90.1%	89.9%	90.1%

(1)Represents 51.5% of the NOI from the properties owned by R2G for all periods presented.
(2)Represents 6.4% of the NOI from the properties owned by RGMZ for all periods presented.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk on our variable rate debt obligations.  Based on market conditions, we may, subject to applicable restrictions contained in the Merger Agreement, manage our exposure to interest rate risk by entering into interest rate swap agreements to hedge our variable rate debt.  We are not subject to any foreign currency exchange rate risk or commodity price risk, or other material rate or price risks.  Based on our variable rate debt, interest rates and interest rate swap agreements in effect at September 30, 2023, a 100 basis point change in interest rates would impact our future earnings and cash flows by approximately $0.3 million annually.  We believe that a 100 basis point increase in interest rates would decrease the fair value of our total outstanding debt by approximately $17.3 million at September 30, 2023.

We had derivative instruments outstanding with an aggregate notional amount of $310.0 million as of September 30, 2023. The agreements provided for swapping one-month SOFR to fixed interest rates ranging from 1.17% to 3.36% and had expirations ranging from 2024 to 2028.  The following table sets forth information as of September 30, 2023 concerning our long-term debt obligations, including principal cash flows by scheduled amortization payment and scheduled maturity, weighted average interest rates of maturing amounts and fair market value:

	2023 (remaining)	2024	2025	2026	2027	Thereafter	Total	Fair Value
	(In thousands)
Fixed-rate debt	$212	$879	$132,431	$125,651	$180,000	$385,000	$824,173	$767,389
Average interest rate	5.8%	5.8%	4.2%	3.8%	2.9%	3.8%	3.7%	6.7%
Variable-rate debt	$—	$—	$—	$28,000	$—	$—	$28,000	$28,186
Average interest rate	—%	—%	—%	6.5%	—%	—%	6.5%	5.8%

We estimated the fair value of our fixed rate mortgages using a discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements with the same remaining maturity.  Considerable judgment is required to develop estimated fair values of financial instruments.  The table incorporates only those exposures that exist at September 30, 2023 and does not consider those exposures or positions which could arise after that date or firm commitments as of such date.  Therefore, the information presented therein has limited predictive value.  Our actual interest rate fluctuations will depend on the exposures that arise during the period and on market interest rates at that time.

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

We carried out an assessment as of September 30, 2023 of the effectiveness of the design and operation of our disclosure controls and procedures.  This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in certain litigation arising in the ordinary course of business. We do not believe that any of this litigation will have a material effect on our condensed consolidated financial statements. There are no material pending governmental proceedings.

Item 1A.  Risk Factors

Except to the extent updated below or to the extent additional factual information disclosed elsewhere in the Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I. “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and other than risks related to the Merger Agreement set forth below, there have been no material changes to our risk actors during the three month ended September 30, 2023 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks Relating to the Mergers

The pending Mergers may not be completed on the currently contemplated timeline or terms, or at all, which could result in a requirement that RPT pay certain termination fees.

We and Kimco expect that the Mergers will be completed in the first quarter of 2024, subject to the satisfaction or waiver of the conditions to closing in the Merger Agreement. The completion of the Mergers is subject to various conditions, including, among others, customary conditions relating to: (1) the approval of the Company Merger by the holders of two-thirds of all the votes entitled to be cast at the special meeting by the holders of RPT common shares; (2) the effectiveness of a registration statement on Form S-4 to register the issuance of Kimco common stock and Kimco preferred stock (or depository shares in respect thereof) in connection with the Mergers; (3) the shares of Kimco common stock and Kimco preferred stock (or depository shares in respect thereof) to be issued in the Mergers having been approved for listing on the NYSE; (4) the absence of any judgment, order or decree issued by any governmental authority of competent jurisdiction prohibiting completion of the mergers; (5) the accuracy of all representations and warranties (subject to certain materiality or material adverse effect exceptions) made by the parties to the Merger Agreement; (6) performance of, in all material respects, each party’s agreements and covenants under the Merger Agreement; (7) the absence of any material adverse effect with respect to RPT or Kimco; (8) the receipt by each of RPT and Kimco of a certificate signed on behalf of the other party by the chief executive officer or the chief financial officer of such other party, certifying that the conditions set forth in clauses (5), (6) and (7) have been satisfied and (9) the receipt by each of RPT and Kimco of a tax opinion relating to the other party’s status as a REIT and the receipt by each of RPT and Kimco of a tax opinion to the effect that the Company Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code.

We cannot provide assurance that the conditions to completing the Mergers will be satisfied or waived or that other events (some of which may beyond our or Kimco’s control) will not intervene to delay or result in the termination of the proposed Mergers, and accordingly, that the Mergers will be completed on the terms or timeline that the parties anticipate or at all. If any condition to the Mergers is not satisfied, it could delay or prevent the Mergers from occurring, which could negatively impact the price of our common shares and our business, financial condition, results of operations and growth prospects. In addition, either RPT or Kimco may terminate the Merger Agreement under specified circumstances, including, among other reasons, (i) if the Mergers are not completed on or before May 28, 2024 (which we refer to as the “outside date”), (ii) if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining or otherwise prohibiting the Mergers, and such order or other action shall have become final and non-appealable, (iii) upon a failure of RPT to obtain the requisite approval of its shareholders; and (iv) upon a material, uncured breach by the other party that would cause the closing conditions not to be satisfied, subject to a cure period. In addition, the Merger Agreement may be terminated (x) by Kimco if the RPT’s board of trustees makes an adverse recommendation change with respect to the transaction, or (y) by us, prior to RPT obtaining approval of its shareholders, and upon payment of the applicable termination fee, in order to enter into a definitive agreement with a third party with respect to a superior acquisition proposal.

In addition to the above risks, if the Merger Agreement is terminated and we seek an alternative transaction, our shareholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Mergers. In addition, if the Merger Agreement is terminated under certain circumstances specified therein, we may be required to pay Kimco a termination fee of $33.6 million.

Failure to complete the pending Mergers could have an adverse effect on us.

Either we or Kimco may terminate the Merger Agreement under specified circumstances. If the Mergers are not completed, our business, financial condition, results of operations and growth prospects may be adversely affected and, without realizing any of the benefits of having completed the Mergers, we will be subject to a number of risks, including the following:
•the market price of our common shares could decline;
•we will have incurred substantial costs relating to the Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until the closing of the Mergers, which could adversely affect our business financial condition, results of operations and growth prospects;
•if the Merger Agreement is terminated and our board of trustees seeks another transaction, our shareholders cannot be certain that we will be able to find another party willing to enter into a transaction as attractive as the Mergers;
•we could be subject to litigation related to any failure to complete the Mergers or related to any enforcement proceeding commenced against such party to perform its obligations under the Merger Agreement;
•we will not realize the benefit of the time and resources, financial and otherwise, committed by management to matters relating to the Mergers that could have been devoted to pursuing other beneficial opportunities;
•we may experience reputational harm due to the adverse perception of any failure to successfully complete the Mergers or negative reactions from the financial markets or from our tenants, managers, vendors, employees and other commercial relationships; and
•we may be required, under specified circumstances, to pay Kimco a termination fee of $33.6 million.

Any of these risks could adversely affect our business, financial condition, results of operations and growth prospects. Similarly, delays in the completion of the Mergers could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the Mergers and could adversely affect the combined company’s business, financial condition, results of operations and growth prospects after the Mergers.

The Exchange Ratio is fixed and will not be adjusted in the event of any change in the stock prices of either Kimco or RPT.

As a result of the Mergers, each outstanding common share (other than shares held by Kimco or any Kimco subsidiary) as of immediately prior to the Company Merger Effective Time will be converted into the right to receive 0.6049 of a share of Kimco common stock, plus the right, if any, to receive cash in lieu of fractional shares of Kimco common stock into which such common shares would have been converted, and a holder of one preferred share will receive one depositary share representing one one-thousandth of a share of new Kimco preferred stock, in each case, without interest, and subject to any withholding required under applicable law, upon the terms and subject to the conditions set forth in the Merger Agreement. The Exchange Ratio is fixed and will not be adjusted to reflect stock price changes of Kimco common stock, our common shares or our preferred shares prior to the closing of the Mergers, other than for customary adjustments in specified circumstances, including, without limitation, in the event of certain changes in Kimco’s or RPT’s capitalization or in the event that RPT or Kimco determines it is necessary to declare a permitted REIT dividend.

Changes in the price of Kimco common stock prior to the Mergers will affect the market value of the merger consideration that holders of our common shares and holders of our preferred shares will be entitled to receive on the closing of the Mergers. Stock price changes may result from a variety of factors (many of which are beyond our control or the control of Kimco), including the following factors:
•market reaction to the announcement of the Mergers and the prospects of the combined company;
•changes in the respective businesses, operations, assets, liabilities and prospects of us and Kimco;
•changes in market assessments of the business, operations, financial position and prospects of either company;
•market assessments of the likelihood that the Mergers will be completed;
•the expected timing of the Mergers;
•interest rates, general market and economic conditions and other factors generally affecting the price of Kimco common stock, RPT common shares or RPT preferred shares;

•federal, state, and local legislation, governmental regulation and legal developments in the businesses in which we and Kimco operate; and
•other factors beyond the control of us and Kimco including those described under this “Risk Factors” heading.

The price of Kimco common stock at the closing of the Mergers may vary from its price on the date the Merger Agreement was executed, on the date of the proxy statement/prospectus and on the date of the special meeting. As a result, the market value of the merger consideration represented by the Exchange Ratio will also vary. For example, based on the range of closing prices of Kimco common stock during the period from August 25, 2023, the last practicable trading day before public announcement of the mergers, through November 2, 2023, the Exchange Ratio of 0.6049 represented a market value per common share ranging from a low of $9.91 to a high of $11.53.

Since the Mergers will be completed after the date of the special meeting, at the time of the special meeting, you will not know the exact market value of the Kimco common stock or new Kimco preferred stock (or depositary shares in respect thereof) that holders of our common shares and holders of our preferred shares, respectively, will receive upon completion of the Mergers. If the price of Kimco common stock increases between the date the merger agreement was signed, the date of the proxy statement/prospectus or the date of the special meeting and the closing of the Mergers, our shareholders will receive shares of Kimco common stock and holders of our preferred shares will receive shares of new Kimco preferred stock (or depositary shares in respect thereof) that have a market value upon completion of the Mergers that is greater than the market value of such shares calculated pursuant to the Exchange Ratio of the date the Merger Agreement was signed, the date of the proxy statement/prospectus or the date of the special meeting, respectively. Additionally, if the price of Kimco common stock declines between the date the Merger Agreement was signed, the date of the proxy statement/prospectus or the date of the special meeting and the closing of the Mergers, including for any of the reasons described above, our shareholders will receive shares of Kimco common stock and holders of our preferred shares will receive shares of new Kimco preferred stock (or depositary shares in respect thereof) that have a market value upon completion of the Mergers that is less than the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed, the date of the proxy statement/prospectus or on the date of the special meeting, respectively.

Therefore, since the number of shares of Kimco common stock to be issued per common share and the number of shares of new Kimco preferred stock (or depositary shares in lieu thereof) to be issued per preferred share is generally fixed, holders of our common shares and holders of our preferred shares cannot be sure of the market value of the merger consideration they will receive upon completion of the Mergers.

The Merger Agreement contains provisions that could make it more difficult for a third party to acquire us or could result in any competing proposal being at a lower price than it might otherwise be.

We are subject to certain restrictions on its ability to solicit alternative proposals from third parties, to enter into a definitive agreement with respect to an alternative acquisition proposal and to participate in discussions or negotiations with or provide non-public information to any person relating to an alternative proposal, subject to customary exceptions. In addition, we may be required to pay Kimco a termination fee of $33.6 million under specified circumstances, including if (A) Kimco terminates the Merger Agreement because (1) our board of trustees changes its recommendation before the receipt of the requisite shareholder approval or (2) we materially violate our obligations not to solicit alternative transaction proposals, (B) we terminate the Merger Agreement in order to enter into a definitive agreement with respect to a superior proposal, as described in the Merger Agreement, or (C) (1) the Merger Agreement is terminated (a) by Kimco because of a breach by us or (b) by Kimco or us because of a failure to complete the Mergers on or before the outside date or a failure to obtain the requisite shareholder approval, (2) prior to the termination or, in the case of a termination of the Merger Agreement because of a failure to obtain the requisite shareholder approval, the special meeting, there was an alternative proposal that was announced or made known to our board of trustees and, in the case of a termination of the Merger Agreement because of a failure to obtain the requisite shareholder approval, not withdrawn publicly at least five business days prior to the special meeting and (3) within 12 months after such termination, we consummate an alternative transaction or enter into an agreement for an alternative transaction that is later consummated.

Notwithstanding these “no-shop” restrictions, prior to obtaining the requisite shareholder approval at the special meeting, under specified circumstances, our board of trustees may change its recommendation of the transaction, and we may also terminate the Merger Agreement to enter into a definitive agreement with respect to a superior proposal upon payment of the termination fee described above.

These provisions could make it more difficult for a third party that might have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received in the Mergers, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement.

The pendency of the Mergers could adversely affect our businesses and operations.

In connection with the pending Mergers, some of our tenants, prospective tenants, managers, vendors or other parties with commercial relationships with us may delay or defer decisions, which could adversely affect our business, financial condition, results of operations and growth prospects, regardless of whether the Mergers are completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Mergers, which may adversely affect our ability to operate as effectively and efficiently as compared to periods prior to the announcement of the Merger Agreement or to attract and retain key personnel during the pendency of the Mergers. In addition, due to interim operating covenants in the Merger Agreement, we may be unable (without Kimco’s prior written consent), during the pendency of the Mergers, to pursue strategic transactions involving the acquisition and/or disposition of assets, make significant capital expenditures, enter into a new line of business or form or enter into any new funds or joint ventures, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions are believed by us to be beneficial. In addition, until the Mergers close or the Merger Agreement is terminated, our liquidity requirements will primarily be funded by our cash flow from operations, our revolving credit agreement and certain other capital activities allowed under the Merger Agreement.

If the Mergers are not consummated by the outside date set forth in the Merger Agreement, either we or Kimco may terminate the merger agreement.

Either we or Kimco may terminate the Merger Agreement if the Mergers have not been consummated by the outside date set forth in the Merger Agreement. However, this termination right will not be available to a party if that party failed to comply with any provision under the Merger Agreement and that failure was the cause of or resulted in the failure to consummate the Mergers before such date. Any termination of the Merger Agreement may adversely affect our business, financial condition, results of operations and growth prospects.

If the Company Merger does not qualify as a “reorganization,” there may be adverse tax consequences.

The Company Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code. It is a condition to the completion of the Mergers that we and Kimco receive written opinions from their respective counsel to the effect that the Company Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code. The foregoing opinions, however, are based on the factual representations provided by us and Kimco to counsel and the assumptions set forth therein, are not a guarantee that the Company Merger, in fact, will qualify as a “reorganization,” and are not binding on the Internal Revenue Service (“IRS”) or the courts. Moreover, neither we have not Kimco has requested or plans to request a ruling from the IRS that the Company Merger qualifies as a “reorganization” within the meaning of Section 368(a) of the Code. If the Company Merger were to fail to qualify as a “reorganization” within the meaning of Section 368(a) of the Code, then each U.S. holder of our common shares or our preferred shares generally would recognize gain or loss, as applicable, equal to the sum of (x) the difference between (i) the fair market value of the shares of Kimco common stock and cash in lieu of any fractional share of Kimco common stock received by such holder of our common shares in the Company Merger, and (ii) such holder’s adjusted tax basis in its common shares held prior to the Company Merger and (y) the difference between (i) the fair market value of the depositary shares representing shares of new Kimco preferred stock received by such holder of our preferred shares in the Company Merger, and (ii) such holder’s adjusted tax basis in its preferred shares held prior to the Company Merger.

The U.S. federal income tax consequences described above may not apply to all holders of our common shares or our preferred shares. Your tax consequences will depend on your individual situation. Accordingly, we strongly urge you to consult your tax advisor for a full understanding of the particular tax consequences of the Company Merger to you.

An adverse outcome in any litigation or other legal proceedings relating to the Merger Agreement, or the transactions contemplated by the Merger Agreement, could have a material adverse impact on our business and our ability to consummate the Mergers.

Transactions like the Mergers are frequently the subject of litigation or other legal proceedings, including actions alleging that either party’s board of directors or board of trustees breached its respective duties to its shareholders or other equity holders by entering into a Merger Agreement, by failing to obtain a greater value in a transaction for its shareholders or any other claims (contractual or otherwise) arising out of a Merger or the transactions related thereto. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse impact on our ability to complete the Mergers or our respective businesses, financial conditions, results of operations and growth prospects, including through the possible diversion of our resources or distraction of key personnel.

Risks Relating to the Combined Company After Completion of the Mergers

Following the Mergers, Kimco may be unable to integrate our business and its business successfully or realize the anticipated benefits and synergies from the pending Mergers.

The Mergers involve the combination of two companies which currently operate as independent public companies. While we will continue to operate independently until the completion of the Mergers, the success of the Mergers will depend, in part, on Kimco’s ability to realize the anticipated benefits from successfully combining our and its businesses. Kimco plans on devoting substantial management attention and resources to integrating our and its business practices and operations so that Kimco can fully realize the anticipated benefits of the Mergers. Nonetheless, the business and assets acquired may not be successful or continue to grow at the same rate as when operated independently or may require greater resources and investments than originally anticipated. The Mergers could also result in the assumption of unknown or contingent liabilities. Potential difficulties Kimco may encounter in the integration process include the following:
•the inability to successfully combine our business and Kimco’s business in a manner that permits Kimco to achieve the cost savings anticipated to result from the Mergers, which would result in some anticipated benefits of the Mergers not being realized in the time frame currently anticipated, or at all;
•the failure to integrate operations and internal systems, programs and controls within the expected time frame or at all;
•the inability to successfully realize the anticipated value from some of our assets;
•lost sales, loss of tenants and other commercial relationships;
•the complexities associated with managing the combined company;
•the additional complexities of combining two companies with different histories, cultures, markets, strategies and tenant bases;
•the failure to retain key employees of either of the two companies that may be difficult to replace;
•the disruption of each company’s ongoing businesses or inconsistencies in services, standards, controls, procedures and policies;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Mergers; and
•performance shortfalls at one or both companies as a result of the diversion of management’s attention caused by completing the Mergers and integrating our operations with Kimco’s.

Any of these risks could adversely affect each company’s ability to maintain relationships with tenants, managers, vendors, employees and other commercial relationships, or could otherwise adversely affect the business and financial results of the combined company. As a result, the anticipated benefits of the Mergers may not be realized fully within the expected time frame or at all or may take longer to realize or cost more than expected, which could adversely affect the combined company’s business, financial condition, results of operations and growth prospects. In addition, changes in laws and regulations could adversely impact the combined company’s business, financial condition, results of operations and growth prospects.

The combined company may incur substantial expenses related to the Mergers and the integration of the combined company.

The combined company may incur substantial expenses in connection with completing the Mergers and integrating our business, operations, practices, policies and procedures into Kimco. While we and Kimco have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Accordingly, while the expenses in connection with the Mergers are expected to be significant, the aggregate amount and timing of such charges are uncertain at present.

Kimco may incur adverse tax consequences if either us or Kimco has failed or fails to qualify as a REIT for U.S. federal income tax purposes.

Each of RPT and Kimco has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Code and intends to continue to do so through the closing date or through the taxable year ending with the Company Merger, respectively. Additionally, we and Kimco intend that Kimco will continue to operate in such a manner after the Company Merger. It is a condition to the obligation of Kimco to complete the Mergers that (i) Kimco receive an opinion from our REIT counsel to the effect that, (A) commencing with its taxable year ended December 31, 2015 through its taxable year ending with the Company Merger, we have been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code and (B) our prior, current and proposed ownership, organization and method of operations as described in a representation letter provided by us have allowed and will continue to allow us to satisfy the requirements for qualification and taxation as a REIT under the Code commencing with its taxable year ended December 31, 2015 through its taxable year ending with the Company Merger and (ii) we receive an opinion from Kimco’s REIT counsel to the effect that, (A) commencing with its taxable year ended December 31, 2015 through its taxable year ended December 31, 2022, Kimco’s predecessor entity was organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code and (B) commencing with Kimco’s taxable year ending December 31, 2023, Kimco has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code and Kimco’s proposed method of operation will enable Kimco to continue to meet the requirements for qualification and taxation as a REIT under the Code. The opinions will be subject to customary exceptions, assumptions and qualifications and will be based on customary representations made by us and Kimco. If any such representations are or become inaccurate or incomplete, such opinions may be invalid and the conclusions reached therein could be jeopardized. In addition, the opinions will not be binding on the IRS or any court, and there can be no assurance that the IRS will not take a contrary position or that such position would not be sustained. Moreover, neither us nor Kimco has requested or plans to request a ruling from the IRS that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable U.S. Treasury regulations is greater in the case of a REIT that holds assets through a partnership, like we do and Kimco will following the Mergers and the contribution. The determination of various factual matters and circumstances not entirely within our and Kimco’s control may affect their ability to qualify as REITs.

If Kimco failed or fails to qualify as a REIT for U.S. federal income tax purposes, it could face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, because:
•it would be subject to U.S. federal income tax on its net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);
•it could be subject to any applicable corporate alternative minimum tax, stock buyback excise tax, and possibly increased state and local taxes for such periods;
•unless it is entitled to relief under applicable statutory provisions, neither it nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified;
•if it were to re-elect REIT status, it would have to distribute all earning and profits from non-REIT years before the end of the first new REIT taxable year; and
•for the five year period following re-election of REIT status, upon a taxable disposition of any asset owned as of such re-election, it could be subject to corporate-level tax with respect to all or a portion of the gain so recognized.

Even if Kimco retains its REIT status, if we lose our REIT status for a taxable year ending on or before the Company Merger, Kimco could be subject to adverse tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, because:
•Kimco, as the successor by merger to us for U.S. federal income tax purposes, would be subject to any of our corporate income tax liabilities, including penalties and interest;
•Kimco would be subject to corporate level tax on the built-in gain on each asset of ours existing at the time of the Company Merger if Kimco were to dispose of the such asset during the five-year period following the Company Merger; and
•Kimco would succeed to any earnings and profits accumulated by us for taxable periods that it did not qualify as a REIT, and Kimco would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate any such earnings and profits (if Kimco does not timely distribute those earnings and profits, it could fail to qualify as a REIT).

In addition, if there is an adjustment to our taxable income or dividends paid deductions, Kimco could elect to use the deficiency dividend procedure in order to maintain our REIT status. That deficiency dividend procedure could require Kimco to make significant distributions to its stockholders and to pay significant interest to the IRS.

As a result of all these factors, the failure of any of Kimco (before or after the Company Merger) or us (before the Company Merger) to qualify as a REIT could impair Kimco’s ability to expand its business and raise capital, and would materially adversely affect the value of its capital stock.

The market price of Kimco common stock may decline as a result of the Mergers.

The market price of Kimco common stock may decline as a result of the Mergers if, among other things, Kimco does not achieve the perceived benefits of the Mergers or the effect of the Mergers on Kimco’s results of operations or financial conditions is not consistent with the expectations of financial or industry analysts.

In addition, upon consummation of the Mergers, our shareholders and Kimco stockholders will own interests in Kimco, which will operate an expanded business with a different mix of properties, risks and liabilities. Current stockholders of Kimco and shareholders of us may not wish to continue to invest in Kimco, or for other reasons may wish to dispose of some or all of their shares of Kimco common stock. If, following the Company Merger Effective Time or while the Mergers are still pending, large amounts of Kimco common stock are sold, the price of Kimco common stock could decline, perhaps substantially.

The market price and trading volume of the Kimco common stock after the Mergers may be volatile.

Investors in shares of Kimco common stock may experience a decrease, which could be substantial, in the value of their shares, including decreases unrelated to Kimco’s operating performance or prospects. In addition, United States stock markets, including the NYSE, on which Kimco common stock is listed under the trading symbol “KIM,” have experienced significant price volatility and may continue to experience similar volatility. We cannot assure you that the market price of Kimco common stock will not fluctuate or decline significantly in the future. In addition to the risks listed in this section entitled “Risk Factors” and the section entitled “Risk Factors” in Kimco’s most recently filed reports on Forms 10-K and 10-Q, a number of factors could negatively affect Kimco’s share price or result in fluctuations in the price or trading volume of Kimco common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any common share repurchases during the quarterly period ended September 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of August 28, 2023, by and among Kimco Realty Corporation, Kimco Realty OP, LLC, Tarpon Acquisition Sub, LLC, Tarpon OP Acquisition Sub, LLC, RPT Realty and RPT Realty, L.P., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 28, 2023.

3.1	Fourth Amendment to the Amended and Restated Bylaws of RPT Realty, dated August 27, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 28, 2023.

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (furnished herewith)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
___________________________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPT REALTY

Dated: November 2, 2023	By: /s/ BRIAN L. HARPER Brian L. Harper President and Chief Executive Officer (Principal Executive Officer)

Dated: November 2, 2023	By: /s/ MICHAEL P. FITZMAURICE Michael P. Fitzmaurice Chief Financial Officer (Principal Financial Officer)

Dated: November 2, 2023	By: /s/ RAYMOND J. MERK Raymond J. Merk Chief Accounting Officer (Principal Accounting Officer)